Form 10-Q
period 2015-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2015-08-14
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period           to

Commission File No. 000-55364

HELIUS MEDICAL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Wyoming	36-4787690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Suite 400, 41 University Drive
Newton, Pennsylvania, 18940
(Address of principal executive office) (Zip Code)

(215) 809-2018
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  [  ]  No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2015
Class A Common Stock	64,969,775

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HELIUS MEDICAL TECHNOLOGIES, INC.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

	June 30,	March 31,
	2015	2015
	$	$
ASSETS
Current assets
Cash and cash equivalents	971,863	418,893
Short-term investment	-	378,000
Receivables	24,231	8,833
Prepaid expenses	434,245	410,621
Total current assets	1,430,339	1,216,347

TOTAL ASSETS	1,430,339	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,583,499	1,197,804
Total current liabilities	1,583,499	1,197,804

Derivative liability (Notes 2 and 5)	1,846,083	1,581,444
TOTAL LIABILITIES	3,429,582	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (64,303,924 shares outstanding at June 30, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 4)	18,792,322	16,358,093
Additional paid-in capital	1,713,992	1,490,790
Shares to be issued	-	39,545
Accumulated other comprehensive income	(931,014)	(971,640)
Accumulated deficit	(21,574,543)	(18,479,689)
TOTALCAPITAL DEFICIT	(1,999,243)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	1,430,339	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss
for the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	June 30, 2015	June 30, 2014
	$	$
Operating Expenses
Advertising, marketing & investor relations	308,213	46,226
Audit & accounting	80,462	10,645
Consulting fees (Note 7)	142,822	200,849
Insurance	29,539	7,486
Legal fees	293,736	219,934
Meals & travel	95,867	29,441
Office & general	26,039	21,424
Professional fees	-	13,125
Research & development	1,386,676	653,259
Transfer agent & regulatory	32,579	15,260
Wages and salaries	439,065	170,981
Loss from operations	(2,834,998)	(1,388,630)

Other items
Interest expense	(53)	(176,488)
Interest income	-	2,810
Change in fair value of derivative liability (Note 2)	(178,378)	-
Foreign exchange loss	(81,425)	(6,446)
	(259,856)	(180,124)

Net loss for the period	(3,094,854)	(1,568,754)

Other comprehensive income
Translation adjustments	40,626	106,059

Comprehensive loss for the period	(3,054,228)	(1,462,695)

Basic and diluted loss per common stock	(0.05)	(0.04)

Weighted average number of common stock outstanding – basic & diluted	63,722,378	38,812,706

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Capital Deficit
for the three months ended June 30, 2015
(Unaudited)
(Expressed in United States Dollars)

						Accumulated other
			Additional Paid-In	Shares to be	Accumulated	comprehensive income
	Common Stock	Amount	Capital	Issued	Deficit	(loss)	Capital (Deficit)
		$	$	$	$	$	$
Balance – March 31, 2014	32,070,052	8,510,000	807,157	-	(9,585,134)	-	(267,977)
Stock-based compensation on 2,300,000 options granted			50,303	-	-	-	50,303
Shares issued to consultant for option exercise (Note 6)	2,300,000	717	-	-	-	-	717
Shares issued to consultant for option exercise (Note 6)	930,031	290	-	-	-	-	290
Fair value of options allocated to share capital on exercise of
options	-	857,460	(857,460)	-	-	-	-
Recapitalization of Helius Medical Technologies, Inc. (Note 3)	10,000,000	-	162,890	-	-	-	162,890
Issuance of common stock for private placement (Note 5)	15,240,000	6,437,041	578,961	-	-	-	7,016,002
Share issuance cost (Note 5)	-	(447,515)	67,709	-	-	-	(379,806)
Beneficial conversion feature (Note 4)	-	-	176,488	-	-	-	176,488
Stock-based compensation on 2,570,000 options granted (Note 6)	-	-	283,962	-	-	-	283,962
Conversion of debenture (Note 4)	2,564,705	1,000,100	-	-	-	-	1,000,100
Stock-based compensation on 100,000 options granted (Note 6)	-	-	74,190	-	-	-	74,190
Stock-based compensation on 100,000 options granted (Note 6)	-	-	43,229	-	-	-	43,229
Stock-based compensation on 400,000 options granted (Note 6)	-	-	135,564	-	-	-	135,564
Stock-based compensation on 100,000 options granted (Note 6)	-	-	41,987	-	-	-	41,987
Fair value of vested non-employee options reallocated to
derivative liability	-	-	(74,190)	-	-	-	(74,190)
Private placement proceeds	-	-	-	39,545	-	-	39,545
Net loss for the year	-	-	-	-	(8,894,555)	-	(8,894,555)
Translation adjustments	-	-	-	-	-	(971,640)	(971,640)
Balance – March 31, 2015	63,104,788	16,358,093	1,490,790	39,545	(18,479,689)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,825,937	-	-	-	-	1,825,937
Issuance of common stock for private placement	335,463	721,243	-	(39,545)	-	-	681,698
Share issuance cost	-	(124,877)	-	-	-	-	(124,877)
Stock-based compensation on 2,570,000 options granted	-	-	173,899	-	-	-	173,899
Stock-based compensation on 400,000 options granted	-	-	135,564	-	-	-	135,564
Fair value of non-employee vested options reallocated to
derivative liability	-	-	(86,261)	-	-	-	(86,261)
Net loss for the period	-	-	-	-	(3,094,854)	-	(3,094,854)
Translation adjustments	-	-	-	-	-	40,626	40,626
Balance – June 30, 2015	64,303,924	18,792,322	1,713,992	-	(21,574,543)	(931,014)	(1,999,243)

(The accompanying notes are an integral part of these financial statements. )

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	June 30, 2015	June 30, 2014
	$	$
Cash flows from operating activities
Net loss for the period	(3,094,854)	(1,568,754)
Items not involving cash:
Change in fair value of derivative liability	178,378	-
Stock-based compensation	309,463	338,291
Accretion	-	176,488
Changes in non-cash working capital items:
Receivables	(15,264)	-
Prepaid expenses	(22,205)	(108,895)
Accounts payable and accrued liabilities	382,844	622,002
Foreign exchange re-measurement	115,638	-
Net cash used in operating activities	(2,146,000)	(540,868)

Cash flows from investing activities
Short-term investment	378,000	-
Cash acquired on recapitalization	-	23,904
Proceeds from bridge loan	-	150,000
Net cash provided by investing activities	378,000	173,904

Cash flows from financing activities
Proceeds from the issuance of shares	2,519,561	6,607,402
Share issuance costs	(124,877)	-
Proceeds from the issuance of convertible debt	-	633,195
Net cash provided by financing activities	2,394,684	7,240,597

Effect of foreign exchange rate changes on cash	(73,714)	140,658

Net change in cash	552,970	7,014,291

Cash, beginning of the period	418,893	15,968

Cash, end of the period	971,863	7,030,259

Supplemental cash flow information
Interest paid in cash	-	-
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Helius Medical Technologies Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 29, 2015. The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2015, and the consolidated results of operations and cash flows for the three months ended June 30, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $3,094,854 for the three months ended June 30, 2015 (June 30, 2014 - $1,568,754) and, as of June 30, 2015, the Company has an accumulated deficit of $21,574,543 (March 31, 2015 - $18,479,689). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $971,863 as of June 30, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

The Company intends to fund ongoing activities by utilizing current cash and cash equivalents and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditure or sell certain assets, including intellectual property assets. This material uncertainty gives rise to substantial doubt about the Company’s ability to continue as a going concern.

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents and accounts payable and accrued liabilities. The book values of these instruments approximate their fair values due to the immediate or short-term nature of those instruments.

ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value;

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

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at June 30, 2015. As at June 30, 2015, the Company’s Level 3 liabilities consisted of the grant of share Purchase options to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the periods ended June 30, 2015 and March 31, 2015 are as follows:

	Three months ended June 30, 2015	Year ended March 31, 2015
	$	$

Non-employee options (Note 5(a))
Beginning fair value	1,581,444	-
Issuance	-	767,879
Reallocation of vested non-employee options	86,261	74,190
Change in fair value	178,378	739,375
Ending fair value of Level 3 liability	1,846,083	1,581,444

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing debt issuance costs in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this new accounting pronouncement on its financial statements.

3.	CONVERTIBLE DEBENTURE

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

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

4.	COMMON STOCK

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

On April 30, 2015 the Company closed a non-brokered private placement (the “First Financing”) raising gross proceeds of $1,825,937 by the issuance of 849,273 units (each a “First Financing Unit”) at a price of $2.15 per First Financing Unit. Each First Financing Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a “First Financing Warrant”). Each whole First Financing Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the Financing. The Company paid a cash finder’s fee of $84,074 in connection with this First Financing, as well as 27,396 finder’s warrants (the “First Financing Finder’s Warrants”). Each First Financing Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the First Financing.

On June 26, 2015 the Company closed a non-brokered private placement (the “Second Financing”) raising gross proceeds of $721,243 by the issuance of 335,463 units (each a “Second Financing Unit”) at a price of $2.15 per Second Financing Unit. Each Second Financing Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a “Second Financing Warrant”). Each whole Second Financing Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the Second Financing. The Company paid a cash finder’s fee of $40,803 in connection with this Second Financing, as well as 18,978 finder’s warrants (the “Second Financing Finder’s Warrants”). Each Second Financing Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Second Financing.

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

5.	SHARE BASED PAYMENTS

(a)	Stock options

The Company has a stock option plan whereby the Company is authorized to grant up to 12,108,016 options. Vesting and the term of an option is determined at the discretion of the Board of Directors of the Company.

The continuity of stock options for the periods as at June 30 and March 31, 2015, are as follows:

		Weighted
		Average	Aggregate
		Exercise Price	Intrinsic Value
	Number	(CAD)	(CAD)

Balance outstanding at March 31, 2015	4,920,000	$1.14	$10,120,000

Balance outstanding at June 30, 2015	4,920,000	$1.14	$6,676,000

Balance exercisable at June 30, 2015	3,319,587	$1.16	$4,435,212

The options outstanding and exercisable at June 30, 2015 are as follows:

		Options
		outstanding
		remaining
		contractual life	Exercise	Grant date fair	Number of options
Number of options	Expiry date	(years)	Price (CAD)	value (CAD)	exercisable

3,520,000	June 18, 2019	3.97	$0.60	$0.23	2,346,669
250,000	June 20, 2019	3.98	$0.60	$0.23	156,250
100,000	July 14, 2017	2.04	$2.52	$1.06	100,000
450,000	December 8, 2019	4.44	$2.92	$1.65	450,000
100,000	December 8, 2019	4.44	$2.92	$1.49	33,334
400,000	December 8, 2019	4.44	$2.96	$1.56	200,000
100,000	March 16, 2020	4.72	$3.20	$ 1.61	33,334
4,920,000					3,319,587

The weighted average grant date fair value of stock options vested during the period ended June 30, 2015 of CAD$0.54 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price – CAD$1.06; exercise price – CAD$1.14; expected risk-free interest rate – 1.08%; expected life – 4.1 years; expected volatility – 67.85% and expected dividend rate – 0%. The Company has adopted the simplified method prescribed by the SEC in SAB Topic 14 in respect of estimating the expected term of its stock options as its limited share purchase option history does not provide a reasonable basis to estimate the expected terms. Expected volatility was determined by reference to the average volatility rates of other companies in the same industry due to the Company’s limited trading history.

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

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

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended June 30, 2015 and year ended March 31, 2015:

	Three months ended June 30, 2015	Year ended March 31, 2015
	$	$

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	767,879
Reallocation of vested non-employee options	86,261	74,190
Change in fair value of non-employee stock options during the period	178,378	739,375

Fair value of non-employee options, end of the period	1,846,083	1,581,444

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

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
	$	$

Consulting fees	85,330	193,698
Research and development	-	50,303
Wages and salaries	224,133	94,290

	309,463	338,291

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

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

The Company closed its First Financing at $2.15 per First Financing Unit of 849,273 First Financing Units raising $1,825,937 on April 30, 2015. Each First Financing Unit consists of one common stock of the Company and one half of a First Financing Warrant of the Company where one full First Financing Warrant is exercisable for 3 years at $3.00 into one common share. The Company also issued 27,396 First Financing Finder’s Warrants. Each First Financing Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the First Financing.

The Company closed its Second Financing at $2.15 per Second Financing Unit of 335,463 Second Financing Units raising $721,243 on June 26, 2015. Each Second Financing Units consists of one common stock of the Company and one half of a Second Financing Warrant of the Company where one full Second Financing Warrant is exercisable for 3 years at $3.00 into one common share. The Company also issued 18,978 Second Financing Finder’s Warrants. Each Second Financing Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Second Financing.

The continuity of warrants for the three months ended June 30, 2015 is as follows:

	Number of warrants		Weighted Average Exercise Price
	CAD	US	CAD $	US $
Balance, March 31, 2015	8,444,400	-	$1.00	-
Granted	-	638,741	$-	2.97
Exercised	(14,400)	-	$1.00	-
Balance, June 30, 2015	8,430,000	638,741	$1.00	2.97

The warrants outstanding and exercisable at June 30, 2015 are as follows:

Number of warrants outstanding	Exercise Price	Expiry Date
8,430,000	CAD $1.00	May 30, 2016
452,032	US $ 3.00	April 30, 2018
167,731	US $ 3.00	June 26, 2018
18,978	US $ 2.15	June 26, 2020

Helius Medical Technologies, Inc.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

6.	COMMITMENTS AND CONTINGENCIES

(a)

The Company entered into a license agreement with ANR for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 16,035,026 shares, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology.

(b)

On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica where Ximedica will design, develop and produce PoNS product solution suitable for clinical trial and commercial sale. Under the program, the Company is responsible for ensuring the device is in compliance with relevant laws and regulations. The agreed budget for phase 1B of development is $499,000; phase 2 is $1,065,000; Phase 3 and 4 is $1,389,000 and 2nd software development cycle is $586,000, of which $3,918,018 was expensed as research and development since inception to June 30, 2015. The estimated duration of the project is 10 months. Invoices are to be issued monthly for work in progress. The Company can cancel the project at anytime with a written notice at least 30 days prior to the intended date of cancellation. As of June 30, 2015, the Company recorded a prepaid expense of $300,000 to Ximedica which will be applied at the end of the project. During the period ended June 30, 2015, the Company incurred charges of $818,020 (June 30, 2014 - $584,446) pursuant to this agreement.

(c)

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainer Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages. At this point management is unable to determine the outcome of this matter.

7.	RELATED PARTY TRANSACTIONS

For the period ended June 30, 2015, the Company was a party to the following related party transactions:

During the period ended June 30, 2015, the Company paid $40,160 (June 30, 2014 - $1,000) in consulting fees to directors of the Company.

During the period ended June 30, 2015, the Company paid $30,491 (June 30, 2014 - $nil) to a company acting as the Company’s corporate advisor and Chief Financial Officer.

8.	SUBSEQUENT EVENTS

On July 17, 2015 the Company closed a non-brokered private placement (the “Third Financing”) raising gross proceeds of $270,375 by the issuance of 125,756 units (each a “Third Financing Unit”) at a price of $2.15 per Third Financing Unit. Each Third Financing Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a “Third Financing Warrant”). Each whole Third Financing Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the Third Financing. The Company paid a cash finder’s fee of $16,223 in connection with this Third Financing, as well as 7,545 finder’s warrants (the “Third Financing Finder’s Warrants”). Each Third Financing Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Third Financing.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

In this quarterly report on Form 10-Q, unless otherwise specified, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly-owned subsidiaries, NeuroHabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc., unless the context otherwise requires. All financial information is stated in U.S. dollars unless otherwise specified. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this annual report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

INDUSTRY AND MARKET DATA

Within this quarterly report on Form 10-Q, we reference information, statistics and estimates regarding the medical devices and healthcare industries. We have obtained this information from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of this information. Some data and other information are also based on the good faith estimates of management, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable but have not independently verified them. The industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2015. These and other factors could cause results to differ materially from those expressed in these publications and reports.

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

The following discussion and analysis of our results of operations, financial condition and plan of operations should be read in conjunction with (i) our audited financial statements for the year ended March 31, 2015 and (ii) the audited financial statements of NHC for the year ended March 31, 2014 and for the period from January 22, 2013 (inception) to March 31, 2013. The discussion below contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Item 1. Business – Business Uncertainties and Going Concern Risk” and elsewhere in our annual report on Form 10-K for the fiscal year ended March 31, 2015.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

During the three months ended June, 2015 and 2014, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2015 were $2,834,998 as compared to $1,388,630 during the three months ended June 30, 2014. Significant changes and expenditures are outlined as follows:

•

Advertising, marketing, and IR expenses were $308,213 for the three months ended June 30, 2015, and $46,226 for the three months ended June 30, 2014. The increase relates to advertising and promotion expenses and investor relation consulting fees. We have engaged both investor relations and public relations professionals in Canada and the US to help develop corporate material as well as arranging and participating in conferences and road shows to increase the public's awareness of our activities and the PoNS™ device.

•

Audit and accounting fees were $80,462 for the three months ended June 30, 2015, and $10,645 for the three months ended June 30, 2014. The increase of $69,817 was mainly due to the requirement to review and audit the Company’s financial statements since it became a reporting issuer.

•

Consulting fees were $142,822 for the three months ended June 30, 2015 and $200,849 for the three months ended June 30, 2014. The increase of $58,027 was mainly due to the expense during the three months ended June 30, 2014, associated with the granting of options to consultants for providing services in design and manufacturing and our strategic growth plan.

•

Insurance expenses were $29,539 for the three months ended June 30, 2015, and $7,486 for the three months ended June 30, 2014. The increase of $22,053 was mainly due to the need for general liability, directors’ and officers’, and product insurance as the Company continues its research and development plans.

•

Legal fees were $293,736 for the three months ended June 30, 2015 as compared to $219,934 for the three months ended June 30, 2014. The increase of $73,802 was primarily composed of fees incurred for general corporate matters. In addition, our legal activity to ensure current and quality regulatory filings has increased significantly since becoming a public company in Canada. Furthermore, the engagement of various specialized legal counsels for the development of our intellectual properties and the commercialization of the PoNS™ device is carried out to secure our intellectual property, including the issuance of two patents.

•

Meals and travel expenses were $95,867 for the three months ended June 30, 2015 as compared to $29,441 for the three months ended June 30, 2014. The increase of $66,426 was primarily due to travel to and from various investor and medical conferences as well as required travel for personnel to coordinate the clinical trials.

•

Office expenses were $26,039 for the three months ended June 30, 2015 as compared to $21,424 for the three months ended June 30, 2014. The increase of $4,615 was mainly due to general and administrative expenses but also includes computer and internet expenses, telephone expenses, and rent expenses. These expenses increased significantly as we ramped up our operations.

•

Professional fees were $nil for the three months ended June 30, 2015 as compared to $13,125 for the three months ended June 30, 2014. Corporate communications and industry research fees incurred in the three months ended June 30, 2014, were not required again.

•

Research and development expenses were $1,386,676 for the three months ended June 30, 2015 as compared to $653,259 for the three months ended June 30, 2014. The increase was primarily due to the continuous efforts on research and development activities of the PoNS™ device, especially activities relating to preparation of clinical trials which mostly includes our commercial development-to-supply program with Ximedica, LLC (“Ximedica”), a contract manufacturer, and the NeuroFeedback's 12- month pilot clinical trial.

•

Transfer agent and regulatory fees were $32,579 for the three months ended June 30, 2015, as compared to $15,260 for the three months ended June 30, 2014. The increase of $17,319 stems from the Company’s requirement as a public company to retain a transfer agent, as well as the associated filing fees.

•

Wages and salaries expenses were $439,065 for the three months ended June 30, 2015 as compared to $170,981 for the three months ended June 30, 2014. The increase of $268,084 was mainly due to the expense during the three months ended June 30, 2015, associated with the granting of options to employees.

Non-Operating Items

We recorded a loss of $259,856 in respect of non-operating items during the three months ended June 30, 2015 as compared to a loss of $180,124 for the three months ended June 30, 2014. Significant changes are outlined as follows:

•

Interest income for the three months ended June 30, 2015 was $nil as compared to $2,810 for the three months ended June 30, 2014. The decrease stems from the cashing and closing of a number of interest- bearing short-term investment accounts with our banking institutions.

•

Accreted interest expenses were $nil for the three months ended June 30, 2015, and $176,488 for the three months ended June 30, 2014. The decrease relates to the convertible debenture which was converted and settled in fiscal 2015. As such, no amounts were charge during fiscal 2016.

•

Change in fair value of derivative liability for the three months ended June 30, 2015 was $(178,378) as compared to $nil for the three months ended June 30, 2014. The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and the change in our stock price. The derivative liabilities do not represent cash liabilities.

•

Foreign exchange losses for the three months ended June 30, 2015 were $81,425 as compared to losses of $6,446 for the three months ended June 30, 2014. The losses stem from our Canadian dollar holdings as well as translating the balance of the Canadian dollar intercompany to the reporting currency.

Net Loss

The net loss was $3,094,854for the three months ended June 30, 2015 and $1,568,754 for the three months ended June 30, 2014. The increase in net loss of $1,526,100 resulted primarily from an increase in most operating expenses, especially advertising, marketing and IR, consulting fees, insurance expenses, legal fees, research and development, and wages and salaries.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Cash and cash equivalents	$971,863	$418,893
Working capital (deficit)	$(153,160)	$18,543

As of June 30, 2015, our current assets were $1,430,339 (March 31, 2015 - $1,216,347), which increased mostly due to the closing of multiple private placements during the three months ended June 30, 2015. Current liabilities were $1,583,499 (March 31, 2015 - $1,197,804), which increased due to an increase in our operations since the closing of a private placement and our acquisition of NHC. Working capital was $(153,160) (March 31, 2015 – $18,543). Our current assets as of June 30, 2015 consisted of cash and cash equivalents of $971,863 (March 31, 2015 - $418,893), which increased mostly due to the closing of multiple private placements, short-term investment of $nil (March 31, 2015 - $378,000), which decreased as a result of cashing and closing certain term deposits with our banking institution, receivables of $24,231 (March 31, 2015 - $8,833), which increased due to the larger amount of refundable Canadian commodity tax based on the Company’s increase in Canadian operations, and prepaid expenses of $434,245 (March 31, 2015 - $410,621), which mostly include a prepayment to Ximedica and insurance expenses. Our current liabilities as of June 30, 2015 consisted of accounts payable and accrued liabilities of $1,583,499 (March 31, 2015 - $1,197,804), which increased due to our increased operations.

As a result of our increased activity, the accumulated deficit increased from $18,479,689 as at March 31, 2015 to $21,574,543 as at June 30, 2015.

We currently have limited working capital and liquid assets. Our cash and cash equivalents as of June 30, 2015 were $971,863. To date we have not generated any revenue from the sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion of the design of the PoNS™ device, FDA clearance of the PoNS™ device for treating balance disorder associated with mild to moderate TBI and MS, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates.

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

Statement of Cash Flows

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014

During the quarter ended June 30, 2015, our net cash increased by $552,970 (June 30, 2014 - $7,014,291), which included net cash used in operating activities of $2,146,000 (June 30, 2014 - $540,868) stemming from our increase in operations, net cash provided by investing activities of $378,000 (June 30, 2014 - $173,904) stemming from the closing of a number of short-term investment accounts and net cash provided by financing activities of $2,434,229 (June 30, 2014 - $7,240,597) stemming mainly from the closing of multiple private placements.

Cash Used in Operating Activities

Operating activities in the three months ended June 30, 2015 used cash of $2,146,000 (June 30, 2014 - $540,868). This was made up of a net loss of $3,094,854 (June 30, 2014 - $1,568,754) less adjustments for non-cash items such as accretion of beneficial conversion feature of $nil (June 30, 2014 – $176,488), change in fair value of derivative liability of $178,378 (June 30, 2014 – $nil), stock based compensation of $309,463 (June 30, 2014 - $338,291), receivables of ($15,264) (June 30, 2014 - $nil), accounts payable of $382,844 (June 30, 2014 – $622,002), prepaid expenses of ($22,205) (June 30, 2014 – $108,895) and foreign exchange on re-measurement of $115,638 (June 30, 2014 - $Nil). Receivables increased due to the higher amount of refundable Canadian commodity tax. Payables and prepaid expenses increased due to our increase in operations.

Cash Provided by Investing Activities

During the three months ended June 30, 2015, cash provided by investing activities totaled $378,000 (June 30, 2014 - $173,904). This was made up of the closing of a number of interest-bearing short-term investment accounts held. The previous period’s activities included cash acquired from the recapitalization of $23,904 and proceeds from a bridge financing of $150,000.

Cash Provided by Financing Activities

During the three months ended June 30, 2015, financing activities provided cash of $2,394,684(June 30, 2014 - $7,240,597). Financing activities during the three month period ended June 30, 2015, consisted of: issuance of share capital of $2,519,561(June 30, 2014 - $6,607,402) stemming from multiple private placements, share issue costs of $124,877 (June 30, 2014 - $Nil) and proceeds from the debenture of $nil (June 30, 2014 - $633,195).

Off Balance Sheet Arrangements

To the best of management’s knowledge, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing debt issuance costs in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this new accounting pronouncement on its financial statements.

Subsequent Events

On July 17, 2015, we closed a private placement to four accredited investors, which included two institutions and two individuals, consisting of an aggregate of 125,756 units at a price of $2.15 per unit for gross proceeds of $270,375. Each unit issued in the private placement consisted of one share of our common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of our common stock at a purchase price of $3.00 for a period of thirty-six months. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder for the private placements. In connection with the July 17, 2015 private placement, we issued 7,545 warrants to an institutional accredited investor that served as finder for the private placement. The finder’s warrants permit the holder to purchase one share of our common stock at a price of $2.15 per share for a period of sixty months. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for the issuance of the finder’s warrant.

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

We use the Black-Scholes option valuation model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments and Other Risks

We are exposed to credit risks and market risks related to changes to interest rates and foreign currency exchange rates, each of which could affect the value of our current assets and liabilities. We invest our cash equivalents in fixed rate, highly liquid and highly rated financial instruments such as guaranteed investment contracts, or GICs. At June 30, 2015, our cash and cash equivalents were held as GICs, the majority of which were denominated in U.S. dollars. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the relative short-term nature of the investments. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk. We are subject to foreign exchange rate fluctuations that could have a material effect on our total net assets or net loss. We are exposed to interest rate cash flow risk on our cash and cash equivalents as these instruments bear interest on current market rates

Item 4.	Controls And Procedures

In connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and has concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. As of the date of this filing, we are still in the process of remediating the material weakness that caused our disclosure controls and procedures to not be effective.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainier Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages in excess of $225,000. We intend to conduct a vigorous defense of this matter. At this point management is unable to determine the outcome of this matter.

Except as described above, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of August 14, 2015, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended March 31, 2015. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES

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

On June 26, 2015, we closed a private placement to seven accredited investors, which included one institution and six individuals, consisting of an aggregate of 335,463 units at a price of $2.15 per unit for gross proceeds of $721,243. Each unit issued in the private placements consisted of one share of our common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of our common stock at a purchase price of $3.00 for a period of thirty-six months. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder for the private placements. In connection with the June 26, 2015 private placement, we issued 18,978 warrants to an institutional accredited investor that served as finder for the private placement. The finder’s warrants permit the holder to purchase one share of our common stock at a price of $2.15 per share for a period of sixty months. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for the issuance of the finder’s warrant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger among Helius Medical Technologies, Inc., HMT Mergersub, Inc. and NeuroHabilitation Corporation, dated June 6, 2014 (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the Securities and Exchange Commission on July 14, 2014)
3.1	Articles of Continuation (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the Securities and Exchange Commission on July 14, 2014)
3.2	Articles of Amendment filed with the Wyoming Secretary of State on July 3, 2014 (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the Securities and Exchange Commission on July 14, 2014)
3.3	Articles of Amendment filed with the Wyoming Secretary of State on April 27, 2015 (incorporated by reference to Exhibit 3.3 to amendment no. 1 to the Form 10 filed on May 4, 2015)
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Form S-1 filed with the Securities and Exchange Commission on July 14, 2014)
3.5	First Amendment to the Bylaws (incorporated by reference to Exhibit 3.4 to the Amendment to Form S-1 filed with the Securities and Exchange Commission on September 23, 2014)
3.6	Second Amendment to the Bylaws (incorporated by reference to Exhibit 3.3 to amendment no. 1 to the Form 10 filed on May 4, 2015)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Date: August 14, 2015	By	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Date: August 14, 2015	By	/s/ Amanda Tseng
Amanda Tseng
Chief Financial Officer (Principal Accounting Officer),
and Corporate Secretary