Form 10-Q
period 2015-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2015-11-16
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Class A Common Stock	66,637,653

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HELIUS MEDICAL TECHNOLOGIES, INC.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

		March 31,
	September 30,	2015
	2015	(audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	192,256	418,893
Short-term investment	-	378,000
Receivables	115,672	8,833
Prepaid expenses	411,180	410,621
Total current assets	719,108	1,216,347

TOTAL ASSETS	719,108	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,140,904	1,197,804
Promissory note payable (Note 4)	200,000	-
Deferred expense reimbursement (Note 5)	120,847	-
Total current liabilities	1,461,751	1,197,804

Derivative liability (Note 6)	361,909	1,581,444
TOTAL LIABILITIES	1,823,660	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (64,524,320 shares outstanding at September 30, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 6)	19,109,428	16,358,093
Additional paid-in capital	1,819,735	1,490,790
Shares to be issued	-	39,545
Accumulated other comprehensive income	(1,498,533)	(971,640)
Accumulated deficit	(20,535,182)	(18,479,689)
TOTALCAPITAL DEFICIT	(1,104,552)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	719,108	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
for the three and six months ended September 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Operating Expenses

Advertising, marketing & investor relations	240,368	357,956	548,581	404,182
Audit & accounting	23,738	30,836	104,200	41,481
Consulting fees (Note 7)	20,199	36,013	163,021	236,862
Insurance	30,465	22,287	60,004	29,773
Legal fees	205,310	344,491	499,046	564,425
Meals & travel	31,803	77,611	127,670	107,052
Office & general	26,725	83,747	52,764	118,296
Research & development	243,262	1,062,927	1,629,938	1,716,186
Transfer agent & regulatory	16,373	43,713	48,952	58,973
Wages and salaries	223,349	295,017	662,414	465,998
Loss from operations	(1,061,592)	(2,354,598)	(3,896,590)	(3,743,228)

Other items
Interest expense (Note 3)	-	-	-	(176,488)
Interest and other income	27,801	7,811	27,748	10,621
Change in fair value of derivative liability (Note 2)	1,484,174	(594,254)	1,305,796	(594,254)
Foreign exchange gain (loss)	588,978	(406,182)	507,553	(412,628)
	2,100,953	(992,625)	1,841,097	(1,172,749)

Net income (loss) for the period	1,039,361	(3,347,223)	(2,055,493)	(4,915,977)

Other comprehensive income
Translation adjustments	(564,283)	206,786	(526,893)	312,845

Comprehensive income (loss) for the period	475,078	(3,140,437)	(2,582,386)	(4,603,132)

Net income (loss) per common share	0.02	(0.05)	(0.03)	(0.10)

Weighted average number of common shares outstanding	64,408,500	63,104,788	64,055,508	51,025,119

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.

Interim Condensed Consolidated Statements of Capital Deficit
for the six months ended September 30, 2015
(Unaudited)
(Expressed in United States Dollars)

							Accumulated other
			Additional Paid-In	Shares to be		Accumulated	comprehensive income
	Common Stock	Amount	Capital	Issued		Deficit	(loss)	Capital (Deficit)
		$	$	$	$	$	$	$
Balance – March 31, 2015	63,104,788	16,358,093	1,490,790	39,545		(18,479,689)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-		-	-	11,926
Issuance of common stock for private placement	849,273	1,825,937	-	-		-	-	1,825,937
Issuance of common stock for private placement	335,463	721,243	-	(39,545)		-	-	681,698
Issuance of common stock for private placement	125,756	270,375	-	-		-	-	270,375
Stock option exercise	94,640	42,500	-	-		-	-	42,500
Fair value of options exercised		20,454	(20,454)	-		-	-	-
Share issuance cost	-	(141,100)	-	-		-	-	(141,100)
Stock-based compensation on 2,570,000 options granted	-	-	188,426	-		-	-	188,426
Stock-based compensation on 400,000 options granted	-	-	198,151	-		-	-	198,151
Stock-based compensation on 100,000 options granted	-	-	21,644	-		-	-	21,644
Stock-based compensation on 100,000 options granted	-	-	21,021	-		-	-	21,021
Stock-based compensation on 50,000 options granted	-	-	6,418	-		-	-	6,418
Fair value of non-employee vested options reallocated to
derivative liability	-	-	(86,261)	-		-	-	(86,261)
Net loss for the period	-	-	-	-		(2,055,493)	-	(2,055,493)
Translation adjustments	-	-	-	-		-	(526,893)	(526,893)
Balance – September 30, 2015	64,524,320	19,109,428	1,819,735	-		(20,535,182)	(1,498,533)	(1,104,552)

(The accompanying notes are an integral part of these financial statements. )

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the six months ended September 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	September 30, 2015	September 30, 2014
	$	$
Cash flows from operating activities
Net loss for the period	(2,055,493)	(4,915,977)
Items not involving cash:
Change in fair value of derivative liability	(1,305,796)	594,254
Stock-based compensation	435,660	533,294
Accretion	-	176,488
Changes in non-cash working capital items:
Receivables	(110,329)	(693)
Deferred expense reimbursement	120,847	-
Prepaid expenses	(1,736)	(84,459)
Accounts payable and accrued liabilities	(47,405)	937,740
Foreign exchange remeasurement	(429,494)	-
Net cash used in operating activities	(3,393,746)	(2,759,353)

Cash flows from investing activities
Short term investment	378,000	-
Cash acquired on recapitalization	-	23,904
Proceeds from bridge loan	-	150,000
Net cash provided by investing activities	378,000	173,904

Cash flows from financing activities
Proceeds from the issuance of shares	2,871,981	6,616,051
Share issue costs	(141,100)	-
Proceeds from issuance of promissory note	200,000	-
Proceeds from the issuance of convertible debt	-	633,195
Net cash provided by financing activities	2,930,881	7,249,246

Effect of foreign exchange rate changes on cash	(141,772)	320,261

Change in cash for the period	(84,865)	4,663,797

Cash, beginning of the period	418,893	15,968

Cash, end of the period	192,256	5,000,026

Supplemental cash flow information
Interest paid in cash	-	11,144
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these financial statements.)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Helius Medical Technologies Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 included in the Annual Report on Form 10-K filed with the SEC on June 29, 2015. The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2015, and the consolidated results of operations for the three and six months ended September 30, 2015, and consolidated statements of cash flows for the three months ended September 30, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $2,055,493 for the six months ended September 30, 2015 and, as of September 30, 2015, the Company has an accumulated deficit of $20,535,182 (March 31, 2015 - $18,479,689). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $192,256 as of September 30, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at September 30, 2015. As at September 30, 2015, the Company’s Level 3 liabilities consisted of the grant of share Purchase options to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the periods ended September 30, 2015 and March 31, 2015 are as follows:

	Six months ended	Year ended
	September 30, 2015	March 31, 2015
	$	$

Non-employee options

Beginning fair value	1,581,444	-
Issuance	-	767,879
Reallocation of vested non-employee options	86,261	74,190
Change in fair value	(1,305,796)	739,375
Ending fair value of Level 3 liability	361,909	1,581,444

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended September 30, 2015 and September 30, 2014.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing a debt liability in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this new accounting pronouncement on its financial statements.

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

4.	PROMISSORY NOTE

On August 25, 2015, the Company received $200,000 in exchange for the issuance of a promissory note. The promissory note was to be repaid six months from the date of issuance with interest at the rate of 6% per annum. In addition, the lender was entitled to receive 30,000 common shares of the Company on the date of the promissory note and 30,000 common every three months thereafter as long as the principal of the loan remained outstanding.

On October 28, 2015, the Company repaid the loan in its entirety and issued 30,000 common shares that were owed to the lender in accordance with the terms of the promissory note.

5.	DEFERRED EXPENSE REIMBURSEMENT

During the six months ended September 31, 2015, pursuant to the sole-source cost sharing contract executed with the U.S. Army Medical Research and Materiel Command, the Company received a total of $1,037,089 in respect of expenses reimbursed for registrational trial (‘the trial”) investigating the safety and effectiveness of the portable neuromodulation stimulator for mild to moderate traumatic brain injury. Upon receipt, the Company recorded these funds as a deferred expense reimbursement to be applied against charges incurred by the Company as the trial progresses. As of September 30, 2015, the Company had incurred costs of $916,972 on the trial with the remaining $120,847 applied subsequent to September 30, 2015.

6.	COMMON STOCK

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

7.	SHARE BASED PAYMENTS

(a)	Stock options

The Company has a stock option plan whereby the Company is authorized to grant up to 12,108,016 options. Vesting and the term of an option is determined at the discretion of the Board of Directors of the Company.

The continuity of stock options for the periods as at September 30 and March 31, 2015, are as follows:

		Weighted
		Average	Aggregate
		Exercise Price	Intrinsic Value
	Number	(CAD)	(CAD)

Balance outstanding at March 31, 2015	4,920,000	$1.14	$10,120,000
Exercised	(94,640)	$0.60	-
Granted	50,000	0.98	-

Balance outstanding at September 30, 2015	4,875,360	$1.15	$-

Balance exercisable at September 30, 2015	3,272,862	$1.15	$-

The options outstanding and exercisable at September 30, 2015 are as follows:

		Options
		outstanding
		remaining			Number of
Number of		contractual life	Exercise	Grant date fair	options
options	Expiry date	(years)	Price (CAD)	value (CAD)	exercisable

3,520,000	June 18, 2019	3.72	$0.60	$0.23	2,346,667
155,360	June 20, 2019	3.72	$0.60	$0.23	92,860
100,000	July 14, 2017	1.79	$2.52	$1.06	100,000
450,000	December 8, 2019	4.19	$2.92	$1.65	450,000
100,000	December 8, 2019	4.19	$2.92	$1.49	33,334
400,000	December 8, 2019	4.19	$2.96	$1.56	200,000
100,000	March 16, 2020	4.46	$3.20	$1.61	33,334
50,000	August 15, 2015	4.88	$0.98	$0.45	16,667
4,875,360					3,272,862

The fair value of stock options vested during the periods ended September 30, 2015 and September 30, 2014 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2015	September 30, 2014

Stock price	$ 0.872	$ 0.55
Exercise Price	$ 1.105	$ 0.65
Expected life	4.1 years	4.1 years
Expected volatility	67.85%	115.73%
Risk – free interest rate	1.05%	1.46%
Dividend rate	0.00%	0.00%

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

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the periods ended September 30, 2015 and March 31, 2015:

	Six months ended	Year ended March
	September 30, 2015	31, 2015
	$	$

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	767,879
Reallocation of vested non-employee options	86,261	74,190
Change in fair value of non-employee stock options during the period	(1,305,796)	739,375

Fair value of non-employee options, end of the period	361,909	1,581,444

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

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended September 30, 2015 and 2014:

	September 30,	September 30,
	2015	2014
	$	$

Consulting fees	73,126	70,654
Research and development	-	50,303
Wages and salaries	362,534	473,297

	435,660	594,254

(b)	Share Purchase Warrants

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

The Company closed its Third Financing at $2.15 per Third Financing Unit of 125,756 Third Financing Units raising $270,375 on July 17, 2015. Each Third Financing Units consists of one common stock of the Company and one half of a Third Financing Warrant of the Company where one full Third Financing Warrant is exercisable for 3 years at $3.00 into one common share. The Company also issued 7,545 Third Financing Finder’s Warrants. Each Third Financing Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Third Financing.

The continuity of warrants for the six months ended September 30, 2015 is as follows:

	Number of warrants		Weighted Average Exercise Price
	CAD	US	CAD $	US $
Balance, March 31, 2015	8,444,400	-	$1.00	-
Granted	-	709,164	$-	2.97
Exercised	(14,400)	-	$1.00	-
Balance, September 30, 2015	8,430,000	709,164	$1.00	2.97

The warrants outstanding and exercisable at September 30, 2015 are as follows:

Number of warrants outstanding	Exercise Price	Expiry Date
8,430,000	CAD $1.00	May 30, 2016
452,032	US $ 3.00	April 30, 2018
167,731	US $ 3.00	June 26, 2018
18,978	US $ 2.15	June 26, 2020
62,878	US $ 3.00	July 17, 2018
7,545	US $ 2.15	July 17, 2020

8.	COMMITMENTS AND CONTINGENCIES

(a)

The Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 16,035,026 shares, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology.

(b)

On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica where Ximedica will design, develop and produce PoNS product solution suitable for clinical trial and commercial sale. Under the program, the Company is responsible for ensuring the device is in compliance with relevant laws and regulations. The agreed budget for phase 1B of development is $499,000; phase 2 is $1,065,000; Phase 3 and 4 is $1,389,000 and 2nd software development cycle is $586,000, of which $4,147,423 was expensed as research and development since inception to September 30, 2015. Invoices are to be issued monthly for work in progress. The Company can cancel the project at any time with a written notice at least 30 days prior to the intended date of cancellation. As of September 30, 2015, the Company recorded a prepaid expense of $300,000 to Ximedica which will be applied at the end of the project. During the period ended September 30, 2015, the Company incurred charges of $797,425 (September 30, 2014 - $1,544,291) pursuant to this agreement.

(c)

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainer Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages. Document discovery ends on October 23, 2015, a settlement conference with the magistrate judge is scheduled for December 2, 2015, discovery ends on February 26, 2016, and trial is scheduled for April 8, 2016. Management estimates that the contingent liability of such claim to be immaterial.

9.	RELATED PARTY TRANSACTIONS

For the period ended September 30, 2015, the Company was a party to the following related party transactions:

During the period ended September 30, 2015, the Company paid $49,560 (September 30, 2014 - $6,050) in consulting fees to directors of the Company.

During the period ended September 30, 2015, the Company paid $59,175 (September 30, 2014 - $34,418) to a company acting as the Company’s corporate advisor and employing its former Chief Financial Officer.

10.	SUBSEQUENT EVENTS

a)

On October 13, 2015, the Company announced that it entered into strategic agreements with A&B Company Limited (“A&B”) for the development and commercialization of the Portable Neuromodulation Stimulator (“PoNS™”) Therapy in China, Hong Kong, Macao, Taiwan and Singapore (the “Territories”). The agreement, a sale and licensing transaction, transfers ownership of certain patents, patent applications, and product support material for the PoNSTM device in the Territories to A&B. A&B assumes all development, patent (both application and defense), future manufacturing, clinical trial, and regulatory approval costs for the Territories. Helius and A&B will share and transfer ownership of any intellectual property or support material (developed by either party) for their respective geographies.

As consideration for the transfer of the intellectual property, the Company will receive:

-	a per unit handling fee relating to the amount paid by A&B for any PoNSTM devices and relevant components purchased by A&B from NHC, an affiliate of Helius, or its designated manufacturer for the licensed territories, if any.
-	Helius would also be entitled to a one-time milestone payment if a certain sales milestone within the Territories is reached.

A&B will provide a US$7.0 million funding commitment to Helius. The first US$2.0 million of this commitment has been drawn down and Helius will issue a convertible promissory note. As agreed, Helius will repay the US $2.0 million note through the issuance of approximately 2,083,333 shares of Helius’s common stock at a price of US $0.96 per share and approximately 1,041,667 3-year warrants with an exercise price of US $1.44. Helius issued the shares of common stock and the warrants to A&B on November 10, 2015. The Company can elect to draw down the remaining US $5.0 million in the commitment within six months through issuing additional shares and warrants at a price based on the volume weighted average closing price of the Company’s shares of common stock. The funding commitment contains certain customary events of default, and may be cancelled or withdrawn if there is a material obstacle with regards to the PoNSTM obtaining eventual regulatory approval in the United States. Helius intends to, but is not obliged to, draw against the remainder of the funding commitment within the next six months to fund the continued development of the PoNSTM device.

b)

On October 21, 2015, the Company issued 750,000 options to an officer of the Company. The options are exercisable at CAD $0.87 for 5 years from the grant date. One-quarter of these options vested immediately, and the remaining options vest at a rate of 25% every year.

c)

On October 28, 2015, the Company issued 950,000 options to consultants and officers of the Company. The options are exercisable at CAD $0.84 for 5 years from the grant date. 614,000 options vest immediately, and the remaining 336,000 options vest at a rate of 14% every 6 months.

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

The following discussion and analysis of our results of operations, financial condition and plan of operations should be read in conjunction with our audited financial statements for the year ended March 31, 2015. The discussion below contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Item 1. Business – Business Uncertainties and Going Concern Risk” and elsewhere in our annual report on Form 10-K for the fiscal year ended March 31, 2015.

Results of Operations

Three and Six Months Ended September 30, 2015 Compared to the Three and Six Months Ended September 30, 2014

Revenues

During the three and six months ended September 30, 2015 and September 30, 2014, we did not generate any revenues from the commercial sales of products or services.

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2015 were $1,061,592 (September 30, 2014 - $2,354,598) and $3,896,590 during the six months ended September 30, 2015 (September 30, 2014 - $3,743,228). Significant changes and expenditures are outlined as follows:

•	Advertising, marketing, and IR expenses were $240,368 for the three months ended September 30, 2015 (September 30, 2014 - $357,956) and $548,581 for the six months ended September 30, 2015 (September 30, 2014 - $404,182). The increase of $144,399 between the six-month periods relates to an increase in advertising and promotion expenses and investor relation consulting fees. We have engaged both investor relations and public relations professionals in Canada and the US to help develop corporate material as well as arranging and participating in conferences and road shows to increase the public's awareness of our activities and the PoNS™ device.

•	Audit and accounting fees were $23,738 for the three months ended September 30, 2015 (September 30, 2014 - $30,836) and $104,200 for the six months ended September 30, 2015 (September 30, 2014 - $41,481). Despite a decrease between the three-month periods of $7,098, audit and accounting fees increased by $62,719 between the six-month periods, mainly due to the requirement to review and audit the Company’s financial statements since it became a reporting issuer in the United States.

•	Consulting fees were $20,199 for the three months ended September 30, 2015 (September 30, 2014 - $36,013) and $163,021 for the six months ended September 30, 2015 (September 30, 2014 - $236,862). The decrease over the three and six month periods was mainly due to the initial expense recorded during the three and six month periods ended September 30, 2014, associated with the granting of options to consultants for providing services in design and manufacturing and our strategic growth plan.

•	Insurance expenses were $30,465 for the three months ended September 30, 2015 (September 30, 2014 - $22,287) and $60,004 for the six months ended September 30, 2015 (September 30, 2014 - $29,773). The increase over the three and six month periods in insurance expenses was mainly due to the need for general liability, directors’ and officers’, and product insurance as the Company continues its research and development plans.

•	Legal fees were $205,310 for the three months ended September 30, 2015 (September 30, 2014 – $344,491) and $499,046 for the six months ended September 30, 2015 (September 30, 2014 - $564,425). The decrease in legal fees was primarily due to the fact that we limited significant legal expenditures over the three and six month periods. Our legal activity to ensure current and quality regulatory filings increased significantly since becoming a public company in Canada, but we now have established practices that have helped us control our fees. The engagement of various specialized legal counsels for the development of our intellectual properties and the commercialization of the PoNS™ device is still being carried out to secure our intellectual property, including the issuance of three patents.

•

Meals and travel expenses were $31,803 for the three months ended September 30, 2015 (September 30, 2014 - $77,611) and $127,670 for the six months ended September 30, 2015 (September 30, 2014 - $107,052). The increase of $20,618 between the six-month periods was primarily due to expenses incurred while traveling to and from various investor and medical conferences as well as required travel for personnel to coordinate fundraising efforts and our clinical trials.

•

Office expenses were $26,725 for the three months ended September 30, 2015 (September 30, 2014 - $83,747) and $52,764 for the six months ended September 30, 2015 (September 30, 2014 - $118,296). The significant decrease in office expenses for the three and six month periods was mainly due to the fact that we have established our operations and acquired all necessary office equipment in order to carry out our operations. Office expenses include general and administrative expenses as well as computer and internet expenses, telephone expenses, professional fees, and rent expenses.

•

Research and development expenses were $243,262 for the three months ended September 30, 2015 (September 30, 2014 - $1,062,927) and $1,629,938 for the six months ended September 30, 2015 (September 30, 2014 - $1,716,186). The general decrease in R&D expenditures was primarily due to a slight deceleration in the continuous efforts on research and development activities of the PoNS™ device, especially activities relating to preparation of clinical trials which mostly includes our commercial development-to-supply program with Ximedica, LLC (“Ximedica”), a contract manufacturer, and the NeuroFeedback's 12- month pilot clinical trial.

•

During the six months ended September 31, 2015, pursuant to the sole-source cost sharing contract executed with the U.S. Army Medical Research and Materiel Command (the “USAMRMC”) the Company received reimubursement for a total of $1,037,089 in research and development expenses for the registrational trial investigating the safety and effectiveness of the portable neuromodulation stimulator. Upon receipt, the Company recorded these funds as a deferred expense reimbursement to be applied against charges incurred by the Company as the trial progresses. As of September 30, 2015, the Company had incurred costs of $916,972 on the trial with the remaining $120,847 applied subsequent to September 30, 2015.

•

Transfer agent and regulatory fees were $16,373 for the three months ended September 30, 2015 (September 30, 2014 - $43,713) and $48,952 for the six months ended September 30, 2015 (September 30, 2014 - $58,973). The decrease in transfer agent and regulatory fees between the three and six month periods stems from the reduced regulatory filing requirements compared to previous fiscal period, especially considering a large majority of the fees from fiscal 2014 were associated with listing on the Canadian Securities Exchange and initial US regulatory filings.

•

Wages and salaries expenses were $223,349 for the three months ended September 30, 2015 (September 30, 2014 - $295,017) and $662,414 for the six months ended September 30, 2015 (September 30, 2014 - $465,998). The amounts accounted for as wages and salaries decreased by $71,668 between the three-month periods due to partial funding received from the USAMRMC of $117,462 that were directly attributable to wages.

Non-Operating Items

We recorded gains of $2,100,953 in respect of non-operating items during the three months ended September 30, 2015 (September 30, 2014 – losses of $992,625) and gains of $1,841,097 for the six months ended September 30, 2015 (September 30, 2014 – losses of $1,172,749). Significant changes are outlined as follows:

•	Interest expense of $nil for the six months ended September 30, 2015 (September 30, 2014 – $176,488). These changes relate to the accretion of convertible debenture discount which was converted and settled in fiscal 2015.

•

Interest and other income for the three months ended September 30, 2015 was $27,801 (September 30, 2014 - $7,811) and $27,748 for the six months ended September 30, 2015 (September 30, 2014 - $10,621). Income from interest related to our cash held in interest bearing accounts. Income increased slightly due to the Company’s sale of some prototype devices to testing facilities in Canada, Australia, Russia, and the US.

•

Change in fair value of derivative liability for the three months ended September 30, 2015 was $1,484,174 (September 30, 2014 - $(594,254)) and $1,305,796 for the six months ended September 30, 2015 (September 30, 2014 - $(594,254)). The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and the change in our stock price. The derivative liabilities do not represent cash liabilities.

•

Foreign exchange gains for the three months ended September 30, 2015 were $588,978 (September 30, 2014 – losses of $406,182) and gains of $507,553 for the six months ended September 30, 2015 (September 30, 2014 – losses of $412,628). The gains for the current three and six month periods stem from our predominantly US dollar holdings, while the loss for the comparative three and six month periods stem from the translation of the balance of the Canadian dollar intercompany accounts to the reporting currency.

Net income (loss)

The net income was $1,039,361 for the three months ended September 30, 2015 (September 30, 2014 – net loss of $(3,347,223)) and a net loss of $2,055,493 for the six months ended September 30, 2015 (September 30, 2014 – net loss of $(4,915,977)). The decrease in net losses between the six-month periods of $2,860,484 resulted primarily from a decrease in most operating expenses, especially accreted interest expense, consulting fees, legal fees, office and general expenses, and research and development, as well as material gains in the change in fair value of the derivative liability and foreign exchange.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Cash and cash equivalents	$192,256	$418,893
Working capital (deficit)	$(742,643)	$18,543

As of September 30, 2015, our current assets were $719,108 (March 31, 2015 - $1,216,347), which decreased mostly due to the Company’s operational expenditures. Current liabilities of $1,461,751 (March 31, 2015 - $1,197,804) increased due to an increase in our operations since the closing of a private placement and our acquisition of NHC. Working capital was ($742,645) (March 31, 2015 – $18,543). Our current assets as of September 30, 2015 consisted of cash and cash equivalents of $192,256 (March 31, 2015 - $418,893), which decreased mostly due to increased operations and cash outflows, short-term investment of $nil (March 31, 2015 - $378,000), which decreased as a result of cashing and closing certain term deposits with our banking institution, receivables of $115,672 (March 31, 2015 - $8,833), which increased due to the larger amount of refundable Canadian commodity tax based on the Company’s increase in Canadian operations, and prepaid expenses of $411,180 (March 31, 2015 - $410,621), which include a prepayment to Ximedica, software payments, and insurance payments. Our current liabilities as of September 30, 2015 consisted of accounts payable and accrued liabilities of $1,140,904 (March 31, 2015 - $1,197,804), which increased due to our increased operations, a deferred expense reimbursement of $120,847 (March 31, 2015 - $nil), which stems from the USAMRMC’s reimbursement of certain research and development expenditures that have not yet been incurred, and a short-term loan of $200,000 (March 31, 2015 - $nil).

As a result of our increased activity, the accumulated deficit increased from $18,479,689 as at March 31, 2015 to $20,535,182 as of September 30, 2015.

We currently have limited working capital and liquid assets. Our cash and cash equivalents as of September 30, 2015 were $192,256. To date we have not generated any revenue from the commercial sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion of the design of the PoNS™ device, FDA clearance of the PoNS™ device for treating balance disorder associated with mild to moderate TBI and MS, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates.

We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs through the third quarter of 2016.

Statement of Cash Flows

Six Months ended September 30, 2015 compared to the Six Months ended September 30, 2014

During the six months ended September 30, 2015, our net cash decreased by $84,865 (September 30, 2014 – increase of $4,984,058), which included net cash used in operating activities of $3,393,746 (September 30, 2014 - $2,759,353) stemming from our increase in operations, net cash provided by investing activities of $378,000 (September 30, 2014 - $173,904) stemming from the receipt of a short-term investment and net cash provided by financing activities of $2,930,881 (September 30, 2014 - $7,249,246) stemming mainly from the closing of multiple private placements.

Cash Used in Operating Activities

Operating activities in the six months ended September 30, 2015 used cash of $3,393,746 (September 30, 2014 - $2,759,353). This was made up of a net loss of $2,055,493 (September 30, 2014 - $4,915,977) less adjustments for non-cash items such as accretion of beneficial conversion feature of $nil (September 30, 2014 – $176,488), change in fair value of derivative liability of $1,305,796 (September 30, 2014 – $(594,254)), stock based compensation of $435,660 (September 30, 2014 - $533,294), receivables of $(110,329) (September 30, 2014 - $(693)), accounts payable of $(47,405) (September 30, 2014 – $937,740), prepaid expenses of $120,847 (September 30, 2014 – $84,459) and foreign exchange on re-measurement of $429,494 (September 30, 2014 - $nil). Receivables increased due to the higher amount of refundable Canadian commodity tax. Prepaid expenses increased due to our increase in operations, while payables decreased due to the fact that we paid off some material amounts owing throughout the six month period.

Cash Provided by Investing Activities

During the six months ended September 30, 2015, cash provided by investing activities totaled $378,000 (September 30, 2014 - $173,904). This was made up of receipt of a short-term investment. The previous period’s activities included cash acquired from the recapitalization of $23,904 and proceeds from a bridge financing of $150,000.

Cash Provided by Financing Activities

During the six months ended September 30, 2015, financing activities provided cash of $2,930,881 (September 30, 2014 - $7,249,246). Financing activities during the six month period ended September 30, 2015, consisted of: issuance of share capital of $2,871,981 (September 30, 2014 - $6,616,051) stemming from multiple private placements, share issue costs of $141,100 (September 30, 2014 - $nil), proceeds from a promissory note of $200,000 (September 30, 2014 - $nil), and proceeds from the debenture of $nil (September 30, 2014 - $633,195). On August 25, 2015, the Company received $200,000 in exchange for the issuance of the promissory note. The promissory note was to be repaid six months from the date of issuance with interest at the rate of 6% per annum. In addition, the lender was entitled to receive 30,000 common shares of the Company on the date of the promissory note and 30,000 common every three months thereafter as long as the principal of the loan remained outstanding.

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

Subsequent Events

a)

On October 13, 2015, the Company announced that it entered into strategic agreements with A&B Company Limited (“A&B”) for the development and commercialization of the Portable Neuromodulation Stimulator (“PoNS™”) Therapy in China, Hong Kong, Macao, Taiwan and Singapore (the “Territories”). The agreement, a sale and licensing transaction, transfers ownership of certain patents, patent applications, and product support material for the PoNSTM device in the Territories to A&B. A&B assumes all development, patent (both application and defense), future manufacturing, clinical trial, and regulatory approval costs for the Territories. Helius and A&B will share and transfer ownership of any intellectual property or support material (developed by either party) for their respective geographies.

As consideration for the transfer of the intellectual property, the Company will receive:

-	a per unit handling fee relating to the amount paid by A&B for any PoNSTM devices and relevant components purchased by A&B from NHC, an affiliate of Helius, or its designated manufacturer for the licensed territories, if any.
-	Helius would also be entitled to a one-time milestone payment if a certain sales milestone within the Territories is reached.

A&B will provide a US$7.0 million funding commitment to Helius. The first US$2.0 million of this commitment will be immediately drawn down and Helius will issue a convertible promissory note to A&B. As agreed, Helius will repay the US $2.0 million note through the issuance of approximately 2,083,333 million shares of Helius common stock at a price of US $0.96 per share and approximately 1,041,667 3-year warrants with an exercise price of US $1.44. The Company can elect to draw down the remaining US $5.0 million in the funding commitment for a period of six months by issuing additional shares and warrants at a price based on the volume weighted average closing price of the Company’s shares of common stock. The funding commitment contains certain customary events of default, and may also be cancelled or withdrawn if there is a material obstacle with regards to the PoNSTM device obtaining eventual regulatory approval in the United States. Helius intends to, but is not obliged to, draw against the remainder of the credit facility within the next six months to fund the continued development of the PoNSTM device.

b)

On October 21, 2015, the Company issued 750,000 options to an officer of the Company. The options are exercisable at CAD $0.87 for 5 years from the grant date. One-quarter of these options vests immediately, and the remaining options vest at a rate of 25% every year.

c)

On October 28, 2015, the Company issued 950,000 options to consultants and officers of the Company. The options are exercisable at CAD $0.84 for 5 years from the grant date. 614,000 options vest immediately, and the remaining 336,000 options vest at a rate of 14% every 6 months.

d)	On October 28, 2015, the Company repaid the promissory note in its entirety and issued 30,000 common shares that were owed to the lender in accordance with the terms of the promissory note.

e)

On November 2, 2015, the Company announced positive clinical trial results for a Multiple Sclerosis pilot study evaluating its PoNS™ device. The independent trial took place at the Montreal Neurological Institute and Hospital and Concordia University’s PERFORM Center. The study objectives were to explore the potential beneficial effects of PoNS™ stimulation, as previously reported, and to provide data to be used for the design of future studies to support requests for marketing authorization.

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

Financial Instruments and Other Risks

We are exposed to credit risks and market risks related to changes to interest rates and foreign currency exchange rates, each of which could affect the value of our current assets and liabilities. We invest our cash equivalents in fixed rate, highly liquid and highly rated financial instruments such as guaranteed investment contracts, or GICs. At September 30, 2015, our cash and cash equivalents were held as cash. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the relative short-term nature of the investments. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk. We are subject to foreign exchange rate fluctuations that could have a material effect on our total net assets or net loss. We are exposed to interest rate cash flow risk on our cash and cash equivalents as these instruments bear interest on current market rates

Item 4.	Controls And Procedures

In connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and has concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. As of the date of this filing, we are still in the process of remediating the material weakness that caused our disclosure controls and procedures to not be effective.

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

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainier Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages in excess of $225,000. We intend to conduct a vigorous defense of this matter. At this point management is unable to determine the outcome of this matter. Document discovery ends on October 23, 2015, a settlement conference with the magistrate judge is scheduled for December 2, 2015, discovery ends on February 26, 2016, and trial is scheduled for April 8, 2016. Management estimates that the contingent liability of such claim to be immaterial.

Except as described above, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of November 13, 2015, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 26, 2015, the Company closed a private placement to seven accredited investors, which included one institution and six individuals, consisting of an aggregate of 335,463 units at a price of $2.15 per unit for gross proceeds of $721,243. Each unit issued in the private placements consisted of one share of the Company’s common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company’s common stock at a purchase price of $3.00 for a period of thirty-six months.

On July 17, 2015, Helius Medical Technologies, Inc. (the “Company”) closed a private placement to four accredited investors, which included three institutions and one individual, consisting of an aggregate of 125,756 units at a price of $2.15 per unit for gross proceeds of approximately $270,375. Each unit issued in the private placements consisted of one share of the Company’s common stock and one-half of one common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of the Company’s common stock at a purchase price of $3.00 for a period of thirty-six months.

The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder for the private placements. In connection with the July 17, 2015 and June 26, 2015 private placements, the Company issued 18,978 and 7,545 warrants, respectively, to an institutional accredited investor that served as finder for the private placements. The finder’s warrants permit the holder to purchase one share of our common stock at a price of $2.15 per share for a period of thirty-six months. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for the issuance of the finder’s warrants.

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Date: November 16, 2015	By	/s/ Philippe Deschamps
Philippe Deschamps
President and Chief Executive Officer

Date: November 16, 2015	By	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting Officer)