Form 10-K/A
period 2015-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-01-11
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Newtown, Pennsylvania, 18940
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
Yes  [  ]  No  [ X ]

     The aggregate market value of the common equity held by non-affiliates of the registrant on September 30, 2014, based on the closing price on that date of CAD $2.40 (USD $2.14), was approximately $59,502,069. As of January 8, 2016 there were 72,193,209 shares of the registrant's common stock outstanding.

Explanatory Note

     Helius Medical Technologies, Inc. (the “Company”) is filing this amendment on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed on June 29, 2015 (the “Original Filing”), to restate (1) its consolidated financial statements as of and for the fiscal year ended March 31, 2015 and (2) selected financial data as of and for the fiscal year ended March 31, 2015, as a result of the Company not previously re-measuring the fair value of stock options awarded to non-employees that had not yet vested. See Note 12 “Restatement of Previously Issued Financial Statements” to the Company’s restated consolidated financial statements.

     In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at March 31, 2015.

     Except as required to reflect the effects of the corrections for the items above, no additional modifications or updates have been made to the Original Filing and are set forth in this Amendment. Information not affected by these corrections remains unchanged and reflects the disclosure made at the time of the Original Filing. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment.

     The certifications of the Company’s Chief Executive Officer and Chief Financial Officer, and the consents of each of its independent registered public accounting firms are attached to this Amendment as Exhibits 31.1, 31.2, 32.1, 23.1 and 23.2, respectively.

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

We have incurred substantial net losses since our inception. For our fiscal years ending March 31, 2015 and March 31, 2014, we incurred a net loss of $19,838,317 and $19,423,451, respectively, and used cash in operations of $6,321,285 and $348,698 , respectively. We have an accumulated deficit of $18,479,689 as of March 31, 2015. We have incurred net losses since our inception. Our losses have resulted principally from costs incurred in connection with our design, manufacturing and development, research and development activities, stock based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. Even if we are successful in obtaining clearance from the FDA and launching our PoNS™ device into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current product and research and develop, and seek regulatory approvals for, other potential product candidates.

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

We have identified a material weakness in our internal controls over financial reporting. If we do not maintain effective internal controls over financial reporting, we could fail to report our financial results accurately. See “Item 9A. Controls and Procedures.”

We have identified material weaknesses in our internal control over financial reporting. In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at March 31, 2015. As a result, we did not maintain effective controls over the accounting with respect to measuring the fair value of stock options awarded to non-employees that had not yet vested, which led us to restate our consolidated financial statements. See “Item 9A. Controls and Procedures.”

It is possible that other control deficiencies could be identified in the future or may exist or occur without being identified. In the event additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

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

Options

As of June 25, 2015, we had 4,920,000 stock options outstanding which are exercisable into 4,920,000 shares of our common stock.

Warrants

As of June 25, 2015, we had 8,882,032 common share purchase warrants outstanding which are exercisable into 8,882,032 shares of common stock.

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

On June 19, 2014, we granted 1,800,000 options to our Chief Executive Officer and 60,000 options to one of our directors. We also granted 800,000 options to purchase our common stock to two directors (400,000 each) for services rendered as non-employee consultants. We also granted 400,000 options to purchase our common stock to an advisor for consulting services rendered. We relied on Rule 701 under the Securities Act for these grants. Also on such date, we issued 460,000 options to purchase our common stock to four persons (in individual amounts of 60,000; 250,000; 50,000 and 100,000). The four persons did not pay cash for the options but rendered consulting services to us. We relied on Section 4(a)(2) of the Securities Act for the issuances of these options, as we had a substantive, pre-existing relationship with each of these four persons, and these persons had access to information about us.

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

The Company has restated the consolidated financial statements for the year ended March 31, 2015. See Note 12 “Restatement of Previously Issued Financial Statements” to the Company’s restated consolidated financial statements.

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

		Years ended
	2015 (restated)	2014	2013
Operating Data:
Revenues	-	-	-
Operating expenses:
Direct operating	4,500,073	171,781	4,250,000
Selling, general and administrative	5,308,371	895,503	4,267,850
Depreciation and amortization	-	-	-
Operating loss	9,808,444	1,067,284	8,517,850
Other income (expense):
Interest expense	176,488	-	-
Interest income	(20,074)	-	-
Change in fair value of derivative liability	739,375	-	-
Foreign exchange gain	(865,916)	-	-
Loss from operating before income taxes	9,838,317	1,067,284	8,517,850
Income tax expense	-	-	-
Net loss	9,838,317	1,067,284	8,517,850

Balance Sheet Data
Total assets	1,216,347	315,968	217
Long-term liabilities	-	-	-

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement of our consolidated financial statements for the fiscal year ended March 31, 2015. See Note 12 “Correction of an Error in Previously Issued Financial Statements” to the Company’s restated consolidated financial statements.

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

Operating Expenses

Operating expenses incurred during the fiscal year ended March 31, 2015 were $9,838,817 as compared to $1,067,284 during the period from inception to March 31, 2014. Significant changes and expenditures are outlined as follows:

•	Advertising, marketing, and IR expenses were $774,400 for the fiscal year ended March 31, 2015, and $nil for the fiscal year ended March 31, 2014. The increase relates to advertising and promotion expenses and investor relation consulting fees. We have engaged both investor relations and public relations professionals in Canada and the US to help develop corporate material as well as arranging and participating in conferences and road shows to increase the public's awareness of our activities and the PoNS™ device.

•	Audit and accounting fees were $71,340 for the fiscal year ended March 31, 2015, and $nil for the fiscal year ended March 31, 2014. The increase of $71,340 was mainly due to the requirement to review and audit the Company’s financial statements since it became a reporting issuer.

•	Consulting fees were $1,358,070 for the fiscal year ended March 31, 2015 and $807,385 for the fiscal year ended March 31, 2014. The increase of $550,685 was mainly due to the expense in 2015 associated with the granting of options to consultants for providing services related to our strategic growth plan.

•	Insurance expenses were $75,425 for the fiscal year ended March 31, 2015, and $nil for the fiscal year ended March 31, 2014. The increase of $75,425 was mainly due to the need for general liability, directors’ and officers’, and product insurance as the Company continues its research and development plans.

•	Legal fees were $1,478,766 for the fiscal year ended March 31, 2015 as compared to $33,966 for the fiscal year ended March 31, 2014. The increase of $1,444,800 was primarily composed of fees incurred for general corporate matters and the reverse takeover transaction. In addition, our legal activity to ensure current and quality regulatory filings has increased significantly since becoming a public company in Canada. Furthermore, the engagement of various specialized legal counsels for the development of our intellectual properties and the commercialization of the PoNS™ device is carried out to secure our intellectual property. With the legal counsel's assistance, inventors have been issued two important patents so that we now have a license to practice patented techniques.

•	Meals and travel expenses were $272,338 for the fiscal year ended March 31, 2015 as compared to $22,860 for the fiscal year ended March 31, 2014. The increase of $249,478 was primarily due to travel to and from various investor and medical conferences as well as required travel for personnel to coordinate the clinical trials.

•	Office expenses were $166,282 for the fiscal year ended March 31, 2015 as compared to $8,137 for the fiscal year ended March 31, 2014. The increase of $158,145 was mainly due to general and administrative expenses but also includes computer and internet expenses, telephone expenses, and rent expenses. These expenses increased significantly as we ramped up our operations.

•	Professional fees were $14,136 for the fiscal year ended March 31, 2015 as compared to $nil for the fiscal year ended March 31, 2014. The increase relates to corporate communications and industry research fees.

•	Research and development expenses were $4,500,073 for the fiscal year ended March 31, 2015 as compared to $171,781 for the fiscal year ended March 31, 2014. The increase was primarily due to the continuous efforts on research and development activities of the PoNS™ device, especially activities relating to preparation of clinical trials which mostly includes Ximedica's commercial development-to-supply program and the NeuroFeedback's 12- month pilot clinical trial. The increase also included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants relating to the design and manufacturing of the PoNS™ device.

•	Transfer agent and regulatory fees were $104,214 for the fiscal year ended March 31, 2015, as compared to $nil for the fiscal year ended March 31, 2014. The increase of $104,214 stems from the Company’s requirement as a public company to retain a transfer agent, as well as the associated filing fees.

•	Wages and salaries expenses were $993,400 for the fiscal year ended March 31, 2015 as compared to $23,155 for the fiscal year ended March 31, 2014. The increase of $970,245 was due to an increase in the CEO’s salary, the hiring of an office assistant, and the hiring of the Company’s Chief Medical Officer.

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

Net Loss

The net loss was $9,838,317 for the fiscal year ended March 31, 2015 and $1,067,284 for the fiscal year ended March 31, 2014. The increase in net loss of $8,771,033 resulted primarily from an increase in most operating expenses, especially advertising, marketing and IR, consulting fees, insurance expenses, legal fees, research and development, and wages and salaries and included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants.

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

Operating Expenses

Operating expenses incurred during the fiscal year ended March 31, 2014 were $1,067,284 as compared to $8,517,850 during the period from inception to March 31, 2013. Significant changes and expenditures are outlined as follows:

•	Consulting fees were $807,385 for the fiscal year ended March 31, 2014 and $4,252,800 for the period from inception to March 31, 2013. The decrease of $3,445,415 was mainly due to the expense in 2014 associated with the granting of options to consultants for providing services in design and manufacturing and strategic growth plan, which were subsequently exercised.

•	Interest expenses were $1,344 for the fiscal year ended March 31, 2014 as compared to $Nil for the period from inception to March 31, 2013.

•	Legal fees were $33,966 for the fiscal year ended March 31, 2014 as compared to $14,192 for the period from inception to March 31, 2013. The increase of $19,774 was mainly due to legal fees associated with patent applications and general corporate matters.

•	Meals and entertainment expenses were $833 for the fiscal year ended March 31, 2014 as compared to $Nil for the period from inception to March 31, 2013.

•	Office expenses were $6,793 for the fiscal year ended March 31, 2014 as compared to $482 for the period from inception to March 31, 2013. The increase of $6,311 was mainly due to the increased number of activities of the operation and engagement of a part-time office assistant.

•	Research and development expenses were $171,781 for the fiscal year ended March 31, 2014 as compared to $4,250,000 for the period from inception to March 31, 2014.

•	Compensation expenses for shares issued for services was $Nil for the fiscal year ended March 31, 2014 as compared to $4,250,000 for the period from inception to March 31, 2013. The decrease of $4,250,000 was a result of not issuing any shares as compensation for services rendered during the fiscal year ended March 31, 2014.

•	Travel expenses were $22,027 for the fiscal year ended March 31, 2014 as compared to $376 for the period from inception to March 31, 2013. The increase of $21,651 was mainly due to the required traveling of the CEO as we were actively seeking for external financing and interviewing external parties in preparation of the research and development activities.

•	Wages and salaries expenses were $23,155 for the fiscal year ended March 31, 2014 as compared to $Nil for the period from inception to March 31, 2013. The increase of $23,155 was due to the new employment contract with the CEO.

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

As a result of our increased activity, the accumulated deficit increased from $9,585,134 as at March 31, 2014 to $19,423,451 as at March 31, 2015.

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

Cash Used in Operating Activities

Operating activities in the year ended March 31, 2015 used cash of $6,321,285 (March 31, 2014 - $348,698). This was made up of a net loss of $9,838,317 (March 31, 2014 - $1,067,284) less adjustments for non-cash items such as accretion of beneficial conversion feature of $176,488 (March 31, 2014 – $1,344), change in fair value of derivative liability of $739,375 (March 31, 2014 – $nil), stock based compensation of $2,340,876 (March 31, 2014 - $807,157), a foreign exchange re-measurement of $598,929 (March 31, 2014 - $nil), receivables of ($8,945) (March 31, 2014 - $nil), accounts payable of $979,040 (March 31, 2014 – $210,085) and prepaid expenses of ($110,873) (March 31, 2014 – $300,000). Receivables increased due to the opening of numerous interest-bearing short-term investments. Payables and prepaid expenses increased due to our increase in operations.

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

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at March 31, 2015. As a result, we did not maintain effective controls over the accounting with respect to measuring the fair value of stock options awarded to non-employees that had not yet vested, which led us to restate our consolidated financial statements. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to our accounting staff to remediate the material weaknesses in our disclosure controls and procedures as resources to do so become available. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objective.

(b)	Management’s Report on Internal Control Over Financial Reporting (as restated)

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

Director Compensation

	Option	All Other	Total
	Awards	Compensation	Compensation
Name	($)	($)	($)
Savio Chiu	22,146(1)	-	22,146
Yuri Danilov	147,639(2)(7)	8,250(6)	155,889
Mitch Tyler	147,639(3)(7)	19,950(6)	167,589
Edward Straw	246,051(4)	-	246,051
Joyce LaViscount	224,585(5)	-	224,585

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

(7)	These awards were issued to Messrs Danilov and Tyler as part of their compensation for services rendered as non-employee consultants.

Narrative Disclosure to Director Compensation Table

During the fiscal year ended March 31, 2015, our directors did not receive any fees for their service. Instead, we granted stock options to three of our directors. We granted 60,000; 100,000 and 100,000 options to Messrs. Chiu, Straw and Ms. LaViscount, respectively. Messrs, Danilov and Tyler were each granted 400,000 options as part of their compensation for services rendered as non-employee consultants. Messrs. Chiu, Danilov and Tyler’s options expire on June 18, 2019 and have an exercise price of CAD$0.60. Mr. Straw’s options expire on December 8, 2019 and have an exercise price of CAD$2.92. Ms. LaViscount’s options expire on March 15, 2020 have an exercise price of CAD$3.20.

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

Consulting Agreement with Yuri Danilov

On July 1, 2014, Mr. Danilov entered into a consulting agreement, or the Danilov Consulting Agreement, with NHC to provide consulting services in relation to the development of the PoNS™ technology. The Danilov Consulting Agreement is valid for a period of 12 months and Mr. Danilov will charge an hourly fee of $150 per hour or $1,000 per day if 8 or more hours are worked. Pursuant to the Danilov Consulting Agreement, Mr. Danilov will be an independent contractor and subject to the confidentiality provisions contained in the Danilov Consulting Agreement. The Company incurred charges from Mr. Danilov totaling $8,250 for the year ended March 31, 2015 in respect of this agreement

On June 19, 2014, we granted 400,000 options to Mr. Danilov for services rendered as a non-employee consultant.

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

On June 19, 2014, we granted 400,000 options to Mr. Tyler for services rendered as a non-employee consultant.

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

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Helius Medical Technologies Inc.

We have audited the accompanying consolidated balance sheet of Helius Medical Technologies Inc. as of March 31, 2015 and the related consolidated statements comprehensive loss, capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helius Medical Technologies Inc. at March 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the consolidated financial statements as of March 31, 2015 and for the year then ended have been restated to correct a misstatement in the accounting for stock-based compensation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred a net loss of $9,838,317 for the year ended March 31, 2015, had an accumulated deficit of $19,423,451 at March 31, 2015 and the Company expects to incur further losses in the development of its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada
June 21, 2015 (except Note 12, which is as of January 11, 2016)

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

HELIUS MEDICAL TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Consolidated Balance Sheets
March 31, 2015 and 2014
(Expressed in United States Dollars)

	2015	2014
	(Restated - Note 12)
	$	$
ASSETS
Current assets
Cash and cash equivalents	418,893	15,968
Short-term investment	378,000	-
Receivables	8,833	-
Prepaid expenses (Note 8)	410,621	300,000
Total current assets	1,216,347	315,968

TOTAL ASSETS	1,216,347	315,968

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,197,804	215,921
Convertible debenture (Note 4)	-	368,024
Total current liabilities	1,197,804	583,945

Derivative liability (Note 2)	1,581,444	-
TOTAL LIABILITIES	2,779,248	583,945

CAPITAL (DEFICIT)
Common stock (Unlimited Class A common shares authorized); (63,104,788 shares outstanding at March 31, 2015 and 32,070,052 at March 31, 2014) (Note 5)	16,358,093	8,510,000
Additional paid-in capital (Note 5)	2,434,552	807,157
Shares to be issued	39,545	-
Accumulated other comprehensive income	(971,640)	-
Accumulated deficit	(19,423,451)	(9,585,134)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIT)	(1,562,901)	(267,977)

TOTAL LIABILITIES & CAPITAL (DEFICIT)	1,216,347	315,968

Nature and continuance of operations (Note 1)
Commitment and contingencies (Note 8)
Subsequent events (Note 11)

These financial statements are authorized for issue by the Board of Directors:

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Consolidated Statements of Comprehensive Loss
for the years ended March 31, 2015 and 2014 and for the period from January 22, 2013 (date of incorporation) to March 31, 2013
(Expressed in United States Dollars)

	2015	2014	2013
	(Restated - Note 12)
	$	$	$
Operating Expenses
Advertising, marketing, & IR	774,400	-
Audit & accounting	71,340	-
Consulting fees	1,358,070	807,385	4,252,800
Insurance	75,425	-
Legal fees	1,478,766	33,966	14,192
Meals & travel	272,338	22,860	376
Office & general	166,282	8,137	482
Professional fees	14,136	-	-
Research & development	4,500,073	171,781	4,250,000
Transfer agent & regulatory	104,214	-
Wages and salaries	993,400	23,155
Loss from operations	(9,808,444)	(1,067,284)	(8,517,850)

Other items			-
Interest expense	(176,488)	-	-
Interest income	20,074	-	-
Change in fair value of derivative liability	(739,375)	-	-
Foreign exchange gain (loss)	865,916	-	-
	(29,873)	-	-

Net loss for the period	(9,838,317)	(1,067,284)	(8,517,850)

Other comprehensive income (loss)
Translation adjustments	(971,640)	-	-

Comprehensive loss for the period	(10,809,957)	(1,067,284)	(8,517,850)

Basic and diluted loss per common stock	(0.17)	(0.03)	(0.27)

Weighted average number of common stock outstanding - basic & diluted	57,048,406	32,070,052	32,070,052

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Consolidated Statements of Capital (Deficit)
for the years ended March 31, 2015 and 2014 and for the period from January 22, 2013 (date of incorporation) to March 31, 2013
(Expressed in United States Dollars)

						Accumulated other
			Additional Paid-In	Shares to be	Accumulated	comprehensive
	Common Stock	Amount	Capital	Issued	Deficit	income (loss)	Capital (Deficit)
		$	$	$	$	$	$
Balance at January 22, 2013 (date of incorporation)	-	-	-	-	-	-	-
Shares issued for cash, intellectual property and services (Note 6)	32,070,052	8,510,000	-	-	-	-	8,510,000
Net loss for the period					(8,517,850)		(8,517,850)
Balance - March 31, 2013	32,070,052	8,510,000	-	-	(8,517,850)	-	(7,850)
Stock-based compensation on 654,481 options granted	-	-	173,873	-	-	-	173,873
Stock-based compensation on 2,300,000 options granted	-	-	560,082	-		-	560,082
Stock-based compensation on 275,550 options granted	-	-	73,202	-		-	73,202
Net loss for the year				-	(1,067,284)	-	(1,067,284)
Balance - March 31, 2014	32,070,052	8,510,000	807,157	-	(9,585,134)	-	(267,977)
Stock-based compensation on 2,300,000 options granted			50,303	-	-	-	50,303
Shares issued to consultant for option exercise (Note 6)	2,300,000	717	-	-	-	-	717
Shares issued to consultant for option exercise (Note 6)	930,031	290	-	-	-	-	290
Fair value of options allocated to share capital on exercise of options	-	857,460	(857,460)	-	-	-	-
Recapitalization of Helius Medical Technologies, Inc. (Note 3)	10,000,000	-	162,890	-	-	-	162,890
Issuance of common stock for private placement (Note 5)	15,240,000	6,437,041	578,961	-	-	-	7,016,002
Share issuance cost (Note 5)	-	(447,515)	67,709	-	-	-	(379,806)
Beneficial conversion feature (Note 4)	-	-	176,488	-	-	-	176,488
Stock-based compensation on 3,370,000 options granted (Note 6) (Restated - Note 12)	-	-	1,227,724	-	-	-	1,227,724
Conversion of debenture (Note 4)	2,564,705	1,000,100	-	-	-	-	1,000,100
Stock-based compensation on 100,000 options granted (Note 6)	-	-	74,190	-	-	-	74,190
Stock-based compensation on 100,000 options granted (Note 6)	-	-	43,229	-	-	-	43,229
Stock-based compensation on 400,000 options granted (Note 6)	-	-	135,564	-	-	-	135,564
Stock-based compensation on 100,000 options granted (Note 6)	-	-	41,987	-	-	-	41,987
Fair value of vested non-employee options reallocated to derivative liability	-	-	(74,190)	-	-	-	(74,190)
Private placement proceeds	-	-	-	39,545	-	-	39,545
Net loss for the year (Restated - Note 12)	-	-	-	-	(9,838,317)	-	(9,838,317)
Translation adjustments	-	-	-	-	-	(971,640)	(971,640)
Balance - March 31, 2015 (Restated - Note 12)	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)

(The accompanying notes are an integral part of these financial statements. )

Helius Medical Technologies, Inc.
Consolidated Statements of Cash Flows
for the years ended March 31, 2015 and 2014 and for the period from January 22, 2013 (date of incorporation) to March 31, 2013
(Expressed in United States Dollars)

	2015	2014	2013
	(Restated - Note 12)
	$	$	$
Cash flows from operating activities
Net loss for the period	(9,838,317)	(1,067,284)	(8,517,850)
Adjustments for:
Change in fair value of derivative liability	739,375	-	-
Accretion of beneficial conversion feature	176,488	1,344	-
Stock-based compensation	2,340,876	807,157	8,500,000
Changes in non-cash working capital items:
Receivables	(8,945)	-	-
Accounts payable	979,040	210,085	5,836
Prepaid expenses	(110,873)	(300,000)	-
Foreign exchange re-measurement	(598,929)	-	-
Net cash used in operating activities	(6,321,285)	(348,698)	(12,014)

Cash flows from Investing Activities
Purchase of short-term investment	(378,000)	-	-
Net cash used in Investing Activities	(378,000)	-	-

Cash flows from financing activities
Cash acquired on recapitalization	23,904	-	-
Proceeds from issuance of shares	7,017,009	-	10,000
Share issuance costs	(379,806)	-	-
Proceeds from shares to be issued	39,545	-	-
Proceeds from bridge loan	150,000	-	-
Short term loan	-	(2,231)	2,231
Proceeds from issuance of convertible debt	632,076	366,680	-
Net cash provided by financing activities	7,482,728	364,449	12,231

Effect of Foreign Exchange Rate Changes on Cash	(380,518)	-	-

Net change in cash and cash equivalents	402,925	15,751	217

Cash and cash equivalents, beginning of the period	15,968	217	-

Cash and cash equivalents, end of the period	418,893	15,968	217

Supplemental information of cash flows
Interest paid in cash	11,144	-	-
Income taxes paid in cash	-	-	-
	11,144	-	-

Supplemental Cash Flow Information - Note 10

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Helius Medical Technologies, Inc. ("Helius" or the "Company") is in the development stage and engaged primarily in the medical technology industry focused on neurological wellness. The Company’s planned principal operations include the development, licensing and acquisition of unique and non-invasive platform technologies to amplify the brain’s ability to heal itself.

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

The Company is listed on the Canadian Securities Exchange (the "CSE") and began trading on June 23, 2014, under the ticker symbol "HSM". The Company also began trading on the OTCQB under the ticker symbol "HSDT" on February 10, 2015.

On June 13, 2014, the Company completed its acquisition of 100% of the issued and outstanding shares of Neurohabilitation Corporation ("Neuro"), a private company incorporated in Delaware, USA, on January 22, 2013. Prior to the transaction, Helius was a non-operating public shell company. Accordingly, for financial reporting purposes, this transaction was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of Neuro whereby Neuro is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Helius. Because the acquisition was considered a reverse recapitalization for accounting purposes, the combined historical financial statements of Neuro became the historical financial statements and from the completion of the acquisition on June 13, 2014, the financial statements have been prepared on a consolidated basis. The assets and liabilities of Neuro have been brought forward at their book value and no goodwill has been recognized in connection with the transaction.

The Company had a wholly-owned subsidiary, 0995162 B.C. Ltd, which was dissolved on October 23, 2014. On December 17, 2014, Neuro incorporated a wholly-owned subsidiary, Helius Medical Technologies (Canada), Inc. ("Helius Canada"). The financial information is presented in United States Dollars.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company’s consolidated financial statements have been presented in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC") that are published at the time of preparation and that are effective or available on March 31, 2015. The Company has incurred a net loss of $9,838,317 for the year ended March 31, 2015 and, as of March 31, 2015, the Company has an accumulated deficit of $19,423,451 (March 31, 2014 - $9,585,134; March 31, 2013 - $8,517,850). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $418,893 as of March 31, 2015 (March 31, 2014 - $15,968), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

The Company intends to fund ongoing activities by utilizing current cash and cash equivalents and by raising additional capital though equity or debt financings. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditure or sell certain assets, including intellectual property asset. This material uncertainty gives rise to substantial doubt about the Company’s ability to continue as a going concern.

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

Short-term investment

The short-term investments are readily redeemable term deposits held at the bank. As at March 31, 2015, the short-term investment consists of a one year guaranteed investment certificate ("GIC") in the amount of $378,000 yielding 0.25% per annum. Due to the Company’s intention to have the short-term investment available for liquidity purposes, it has been classified as available-for-sale and recorded at its fair value. Any unrealized gains or losses are excluded from earnings and are recorded in other comprehensive income.

Concentrations of Credit Risk

The Company is subject to credit risk in respect of its cash and short-term investment. Amounts invested in such instruments are limited by credit rating, maturity, industry group, investment type and issuer. The Company is not currently exposed to any significant concentrations of credit risk from these financial instruments. The Company seeks to maintain safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements and a competitive after-tax rate of return.

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Foreign Exchange

The functional currency of the Company and Helius Canada is the Canadian Dollar and the functional currency of Neuro is the United States Dollars. The Company’s reporting currency is the US dollar.

The assets and liabilities of the Company and Helius Canada are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The foreign exchange adjustment in the books of Neuro relating to inter-company advances from Helius that are denominated in Canadian dollars is recorded in the Statement of Loss. At March 31, 2015, Neuro recorded a foreign exchange gain of $573,917 in respect of this adjustment and which is reflected in the consolidated statement of loss for the year ended March 31, 2015.

Net Loss per Common Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common stock for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share includes both the weighted-average number of common shares outstanding for the period plus the potentially dilutive securities from stock options and warrants outstanding determined using the treasury-stock method and the if-converted method, as applicable. As at March 31, 2015, there were 4,920,000 options (March 31, 2014 - 3,230,031; March 31, 2013- nil) outstanding and 8,444,400 warrants (March 31, 2014 - nil; March 31, 2013 - nil) outstanding which have not been included in the weighted average common stock outstanding as these were anti-dilutive.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Cash and cash equivalents and short-term investment are measured using Level 1 inputs.

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at March 31, 2015. As at March 31, 2015, the Company’s Level 3 liabilities consisted of the grant of share purchase options granted to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

The Company has adopted the provisions of FASB ASC 740 "Income Taxes" regarding accounting for uncertainty in income taxes. The Company initially recognizes tax provisions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities" ("ASU 2014-10") which removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU No. 2014-10 is effective for fiscal years and interim periods beginning after December 15, 2014, with early adoption permissible. The Company early adopted ASU 2014-10 allowing the financial statements to be cast without the inception to date information and without references to the development stage.

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

The ongoing Company has adopted the name Helius Medical Technologies, Inc. These financial statements present the results of Neuro with the exception of common stock which has been retroactively restated to reflect the Recapitalization (see Note 6). In connection with the Recapitalization, the Company advanced Neuro an unsecured loan in the amount of $150,000 (the "Bridge Loan"). The Bridge Loan was for a term of one year commencing on May 30, 2014, and was payable in a lump sum at the end of the term. The Bridge Loan bears interest at a rate of 8% per annum.

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

4.	CONVERTIBLE DEBENTURE

On February 19, 2014, the Company entered into a securities purchase agreement where the Company agreed to sell and issue a note with annual simple interest at 8% (the "Debenture"). A total of $1,000,100 in principal had been received.

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

On January 22, 2013, the Company issued a total of 16,035,026 shares to Advanced NeuroRehabilitation LLC ("ANR") for cash proceeds of $5,000 and an exclusive license right to ANR’s patent pending technology and knowhow valued at $4.25 million per an independent valuation report. The valuation expert was engaged to assess the valuation of the costs incurred to date as well as the ongoing costs which would be required to bring the product to commercialization, discounted to the date of purchase. The Company recorded the $4.25 million exclusive license right as research and development expense per the Company’s accounting policy.

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

On January 22, 2013, the Company also issued a total of 16,035,026 shares to MPJ Healthcare LLC ("MPJ") for cash proceeds of $5,000. In addition, the Company recorded $4.25 million of stock based compensation expense.

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

After the Recapitalization

Upon completion of the Recapitalization, the Company issued a total of 35,300,083 shares to the shareholders of Neuro. (Note 3)

In connection with the Recapitalization, the Company also closed a non-brokered private placement (the "Private Placement") at CAD $0.50 per unit of 15,240,000 units raising $7,016,002 (CAD $7.62 million) on May 30, 2014 (Note 3). Each unit consists of one common stock of the Company and one half of a warrant of the Company where one full warrant is exercisable for 2 years at CAD $1.00 into one common stock. The fair value of the warrants issued was determined using the Black Scholes model and the Company used the relative fair value method to allocate $578,961 of the gross proceeds to Additional Paid-in Capital to account for the warrants issued.

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

The weighted average grant date fair value of stock options granted during the year ended March 31, 2015 of CAD$0.54 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price - CAD$1.06; exercise price - CAD$1.14; expected risk-free interest rate - 1.08%; expected life - 4.1 years; expected volatility - 67.85% and expected dividend rate - 0%. The Company has adopted the simplified method prescribed by the SEC in SAB Topic 14 in respect of estimating the expected term of its stock options as its limited share purchase option history does not provide a reasonable basis to estimate the expected terms. As well, expected volatility was determined by reference to the average volatility rates of other companies in the same industry due to the Company’s limited trading history.

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

Stock-based compensation related to the grant of each of employee and non-employee options is summarized as follows for the years ended March 31, 2015 and 2014 and for the period from January 22, 2013 (date of incorporation) to March 31, 2013:

Date of grant	Number	2015	2014	2013
		(restated) $	$	$

Employee options
April 1, 2013	930,031	-	247,075	-
October 30, 2013	2,300,000	50,303	560,082	-
June 19, 2014	1,970,000	165,996	-	-
July 14, 2014	75,000	74,190	-	-
December 8, 2014	100,000	43,229	-	-
December 8, 2014	400,000	135,564	-	-
March 16, 2015	100,000	41,987	-	-
	5,875,031	511,269	807,157	-
Options exercised	(3,230,031)	-	-	-
	2,645,000	511,269
Non-employee
options
June 19, 2014	1,800,000	1,158,822	-	-
July 14, 2014	25,000	24,730	-	-
December 8, 2014	450,000	646,055	-	-
	2,275,000	1,824,607	-	-

	4,920,000	2,340,876	807,157	-

Share-based payments are classified in the Company’s Statement of Loss as follows for the years ended March 31, 2015 and 2014 and for the period from January 22, 2013 (date of incorporation) to March 31, 2013:

	2015	2014	2013
	(restated) $	$	$

Consulting fees	1,167,281	807,157	4,250,000
Research and development	721,601	-	4,250,000
Wages and salaries	451,994	-

	2,340,876	807,157	8,500,000

At March 31, 2015, the aggregate unamortized stock based compensation cost remaining to be recognized totals $2,303,664 with $2,070,656 expected to be recognized in the year ended March 31, 2016 and $233,008 expected to be recognized in the fiscal year ended March 31, 2017.

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

The Company used the Black Scholes option pricing model to estimate the fair value of the options as the fair value of the services provided could not be reliably calculated. The following assumptions were used:

		March 31, 2015	March 31, 2014
Stock Price	CAD$	0.50 -3.18	0.27
Exercise Price	CAD$	0.60 - 3.20	0.0003
Risk-free interest rate (%)		0.53 - 1.42	1.20 -1.65
Dividend yield (%)		0.00	0.00
Expected volatility (%)		67.85	97.73 - 116.82
Expected option life (years)		3.00 - 5.00	4.33 - 5.00

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

7.	INCOME TAXES

The components of net loss for the years ended March 31, 2015 and 2014 and for the period from January 22, 2013 (date of incorporation) to March 31, 2013 are as follows:

	2015	2014	2013
	$	$	$

U.S	9,301,988	1,067,284	8,517,850
Non-U.S.	536,329	-	-

	9,838,317	1,067,284	8.517,750

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended March 31, 2015 and 2014 is as follows:

	2015	2014	2013
	$	$	$
Statutory tax rate	34.00%	25.00%	25.00%
Loss before income taxes	(9,838,317)	(1,067,284)	(8,517,850)
Expected income tax recovery	(3,345,000)	(270,000)	(2,151,000)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	251,000	-
Share based payments	796,000	275,000	2,890,000
Other permanent difference	12,000	-	-
Share issue costs	(140,000)	-
Effect of change in statutory rate	(41,000)	(93,000)	(745,000)
Effect of foreign exchange	89,000	-
Foreign income taxed at foreign rate	14,000	-
Increase in valuation allowance	2,364,000	88,000	6,000
Income tax expense	-	-	-

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

At March 31, 2015, the Company has accumulated non-capital losses totalling $1,463,000 in Canada and net operating losses of $5,853,000 in the USA, which are available to carry forward and offset future years’ taxable income. The losses expire in various amounts from 2016 to 2034.

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

Uncertain Tax Positions

The Company has adopted certain provisions of ASC 740, "Income Taxes", which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. The provisions also provide guidance on the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

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

(b)

On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica where Ximedica will design, develop and produce PoNS product solution suitable for clinical trial and commercial sale. Under the program, the Company is responsible for ensuring the device is in compliance with relevant laws and regulations. The agreed budget for phase 1B of development is $499,000; phase 2 is $1,065,000; Phase 3 and 4 is $1,389,000 and 2nd software development cycle is $586,000, of which $3,099,998 was expensed as research and development since inception to March 31, 2015. The estimated duration of the project is 10 months. Invoices are to be issued monthly for work in progress. The Company can cancel the project at anytime with a written notice at least 30 days prior to the intended date of cancellation. As of March 31, 2015, the Company recorded a prepaid expense of $300,000 to Ximedica which will be applied at the end of the project. During the year ended March 31, 2015, the Company incurred charges of $2,928,217 (March 31, 2014 - $171,781) pursuant to this agreement.

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

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
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

During the period ended March 31, 2015, $1,040,854 (March 31, 2014 - $nil; March 31, 2013 - $nil) was included in research & development expenses as the fair value of stock-based compensation attributed to the options granted to two directors and one advisor for services rendered as non-employee consultants with respect to the design and development of the PoNS device.

During the period ended March 31, 2015, $451,994 (March 31, 2014 - $nil; March 31, 2013 - $nil) was included in wages & salaries expenses as the fair value of stock-based compensation attributed to options granted to three directors.

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

On April 30, 2015 the Company closed a non-brokered private placement (the "Financing") raising gross proceeds of CAD $2,208,110 (approximately USD $1,825,937) by the issuance of 849,273 units (each a "Unit") at a price of CAD $2.60 per Unit (USD $2.15 per Unit). Each Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a "Warrant"). Each whole Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of approximately CAD $3.62 per share (USD $3.00 per share) for a period of thirty-six (36) months from the closing date of the Financing.

The Company paid a cash finder’s fee of CAD 101,494 (USD $84,074) in connection with this Financing, as well as 27,396 finder’s warrants (the "Finder’s Warrants"). Each Finder’s Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of CAD $3.62 per share (USD $3.00 per share) for a period of thirty-six (36) months from the closing date of the Financing.

On April 29, 2015, 14,400 finder’s warrants were exercised for gross proceeds of CAD $14,400.

Helius Medical Technologies, Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014
(Expressed in United States Dollars)

12.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of an error in the re-measurement of non-employee stock option awards that had yet to vest.

Previously, the Company had recorded the stock-based compensation for the fiscal year ended March 31, 2015 based on the fair value of the awards on their respective grant dates. Under the provisions of ASC 505-50, the Company is required to measure stock-based compensation for non-employees at the earlier of the performance commitment date or the date that the services have been completed. A performance commitment date exists only when the counterparty has sufficient disincentive not to complete. Otherwise, the Company is required to re-measure unvested non-employee options at their respective fair values until the services have been or once the options have vested. Under the terms of the Company’s stock option awards to non-employees, there were no performance disincentives. As a result the Company is required to re-measure its non-employee awards until they have vested. See Note 2 “Significant Accounting Policies - Stock Based  Compensation”.

The correction of the error is presented in the Company’s consolidated financial statements for the year ended March 31, 2015 as follows:

	As Originally Reported	Adjustment	As Restated
Research & development expenses	$3,828,775	$671,298	$4,500,073
Net loss for the year	$8,894,555	$943,762	$9,838,317
Comprehensive loss for the year	$9,866,195	$943,762	$10,809,957
Basic and diluted loss per share	$(0.16)	$(0.01)	$(0.17)
Additional paid-in capital	1,490,790	$943,762	$2,434,552
Accumulated deficit	$(18,479,689)	$(943,762)	(19,423,451)
Consulting fees	$1,085,606	$272,464	$1,358,070

This error correction had no impact on the cash flows of the Company. Accordingly, there is no restatement affecting the Company’s net cash used in operating activities or net change in cash or cash equivalents for the reporting period. This error correction also had no impact on the Company’s opening accumulated deficit figure for the year ended March 31, 2015. Accordingly, there is no restatement affecting the Company’s opening accumulated deficit for the year ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: January 11, 2016	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Philippe Deschamps	Date: January 11, 2016

Philippe Deschamps
President, Chief Executive Officer and a
Director

By	/s/ Joyce LaViscount	Date: January 11, 2016
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary

By	/s/ Savio Chiu	Date: January 11, 2016
Savio Chiu
Director

By	/s/ Blane Walter	Date: January 11, 2016
Blane Walter
Director

By	/s/ Mitchell E. Tyler	Date: January 11, 2016
Mitchell E. Tyler
Director

By	/s/ Edward M. Straw	Date: January 11, 2016
Edward M. Straw
Director

By	/s/ Huaizheng Peng	Date: January 11, 2016
Huaizheng Peng
Director