Form 10-Q/A
period 2015-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-01-11
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Newtown, Pennsylvania, 18940
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 8, 2016
Class A Common Stock	72,193,209

Explanatory Note

Helius Medical Technologies, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended June 30, 2015, as filed on August 14, 2015 (the “Original Filing”), to restate its interim condensed consolidated financial statements as of and for the three months ended June 30, 2015, as a result of the Company not previously re-measuring the fair value of stock options awarded to non-employees that had not yet vested. See Note 9 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at June 30, 2015.

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, and 32.1 respectively.

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HELIUS MEDICAL TECHNOLOGIES, INC.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

		March 31,
	June 30,	2015
	2015	(audited)
	(Restated – Note 9)	(Restated – Note 9)
	$	$
ASSETS
Current assets
Cash and cash equivalents	971,863	418,893
Short-term investment	-	378,000
Receivables	24,231	8,833
Prepaid expenses	434,245	410,621
Total current assets	1,430,339	1,216,347

TOTAL ASSETS	1,430,339	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,583,499	1,197,804
Total current liabilities	1,583,499	1,197,804

Derivative liability (Notes 2 and 5)	1,846,083	1,581,444
TOTAL LIABILITIES	3,429,582	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (64,303,924 shares outstanding at June 30, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 4)	18,792,322	16,358,093
Additional paid-in capital	2,074,681	2,434,552
Shares to be issued	-	39,545
Accumulated other comprehensive income	(931,014)	(971,640)
Accumulated deficit	(21,935,232)	(19,423,451)
TOTALCAPITAL DEFICIT	(1,999,243)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	1,430,339	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss
for the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	June 30, 2015	June 30, 2014
	(Restated – Note 9)	(Restated – Note 9)
	$	$
Operating Expenses
Advertising, marketing & investor relations	308,213	46,226
Audit & accounting	80,462	10,645
Consulting fees (Note 7)	105,987	51,323
Insurance	29,539	7,486
Legal fees	293,736	219,934
Meals & travel	95,867	29,441
Office & general	26,039	21,424
Professional fees	-	13,125
Research & development	1,370,926	750,354
Transfer agent & regulatory	32,579	15,260
Wages and salaries	492,427	218,611

Loss from operations	(2,835,775)	(1,383,829)

Other items
Interest expense	(53)	(176,488)
Interest income	-	2,810
Change in fair value of derivative liability (Note 2)	405,472	-
Foreign exchange loss	(81,425)	(6,446)
	323,994	(180,124)

Net loss for the period	(2,511,781)	(1,563,953)

Other comprehensive income
Translation adjustments	40,626	106,059

Comprehensive loss for the period	(2,471,155)	(1,457,894)

Basic and diluted loss per common stock	(0.04)	(0.04)

Weighted average number of common stock outstanding basic & diluted	63,722,378	38,812,706

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Capital Deficit
for the three months ended June 30, 2015
(Unaudited)
(Expressed in United States Dollars)

			Additional Paid-In		Accumulated	Accumulated other
			Capital	Shares to be	Deficit	comprehensive income
	Common Stock	Amount		Issued		(loss)	Capital (Deficit)
		$	$	$	$	$	$

Balance March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)

Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926

Issuance of common stock for private placement	849,273	1,825,937	-	-	-	-	1,825,937

Issuance of common stock for private placement	335,463	721,243	-	(39,545)	-	-	681,698

Share issuance cost	-	(124,877)	-	-	-	-	(124,877)

Stock-based compensation on 2,970,000 options granted	-	-	174,676	-	-	-	174,676

Stock-based compensation on 400,000 options granted	-	-	135,564	-	-	-	135,564

Fair value of non-employee vested options reallocated to derivative liability	-	-	(670,111)	-	-	-	(670,111)

Net loss for the period	-	-	-	-	(2,511,781)	-	(2,511,781)

Translation adjustments	-	-	-	-	-	40,626	40,626

Balance June 30, 2015 (Restated Note 9)	64,303,924	18,792,322	2,074,681	-	(21,935,232)	(931,014)	(1,999,243)

(The accompanying notes are an integral part of these financial statements. )

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	June 30, 2015	June 30, 2014
	(Restated – Note 9)	(Restated – Note 9)
	$	$
Cash flows from operating activities
Net loss for the period	(2,511,781)	(1,563,953)
Items not involving cash:
Change in fair value of derivative liability	(405,472)	-
Stock-based compensation	310,240	333,490
Accretion	-	176,488
Changes in non-cash working capital items:
Receivables	(15,264)	-
Prepaid expenses	(22,205)	(108,895)
Accounts payable and accrued liabilities	382,844	622,002
Foreign exchange re-measurement	115,638	-
Net cash used in operating activities	(2,146,000)	(540,868)

Cash flows from investing activities
Short-term investment	378,000	-
Cash acquired on recapitalization	-	23,904
Proceeds from bridge loan	-	150,000
Net cash provided by investing activities	378,000	173,904

Cash flows from financing activities
Proceeds from the issuance of shares	2,519,561	6,607,402
Share issuance costs	(124,877)	-
Proceeds from the issuance of convertible debt	-	633,195
Net cash provided by financing activities	2,394,684	7,240,597

Effect of foreign exchange rate changes on cash	(73,714)	140,658

Net change in cash	552,970	7,014,291

Cash, beginning of the period	418,893	15,968

Cash, end of the period	971,863	7,030,259

Supplemental cash flow information
Interest paid in cash	-	-
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these financial statements.)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Helius Medical Technologies Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”) on June 29, 2015. The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2015, and the consolidated results of operations and cash flows for the three months ended June 30, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $2,511,781 for the three months ended June 30, 2015 and, as of June 30, 2015, the Company has an accumulated deficit of $21,935,232(March 31, 2015 - $19,423,451). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $971,863 as of June 30, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instruments categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value;

Level 1 Quoted prices in active markets for identical assets or liabilities;

Level 2 Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

A summary of the Company’s Level 3 liabilities for the periods ended June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
	$	$

Non-employee options (Note 5(a))

Beginning fair value	1,581,444	-
Issuance	-	-
Reallocation of vested non-employee options	670,111	-
Change in fair value	(405,472)	-
Ending fair value of Level 3 liability	1,846,083	-

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 Interest Imputation of Interest (Subtopic 835-30). This guidance is to simplify the presentation of debt issuance costs by recognizing debt issuance costs in the balance sheet as a direct deduction from that debt liability consistent with the presentation of a debt discount. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this new accounting pronouncement on its financial statements.

3.	CONVERTIBLE DEBENTURE

On February 19, 2014, the Company entered into a securities purchase agreement where the Company agreed to sell and issue a note with annual simple interest at 8% (the Debenture). A total of $1,000,100 in principal had been received.

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

On April 30, 2015 the Company closed a non-brokered private placement (the First Financing) raising gross proceeds of $1,825,937 by the issuance of 849,273 units (each a First Financing Unit) at a price of $2.15 per First Financing Unit. Each First Financing Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a First Financing Warrant). Each whole First Financing Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the Financing. The Company paid a cash finders fee of $84,074 in connection with this First Financing, as well as 27,396 finders warrants (the First Financing Finders Warrants). Each First Financing Finders Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the First Financing.

On June 26, 2015 the Company closed a non-brokered private placement (the Second Financing) raising gross proceeds of $721,243 by the issuance of 335,463 units (each a Second Financing Unit) at a price of $2.15 per Second Financing Unit. Each Second Financing Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a Second Financing Warrant). Each whole Second Financing Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the Second Financing. The Company paid a cash finders fee of $40,803 in connection with this Second Financing, as well as 18,978 finders warrants (the Second Financing Finders Warrants). Each Second Financing Finders Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Second Financing.

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

The options outstanding and exercisable at June 30, 2015 are as follows:

		Options
		outstanding
		remaining
		contractual life	Exercise	Grant date fair	Number of options
Number of options	Expiry date	(years)	Price (CAD)	value (CAD)	exercisable

3,520,000	June 18, 2019	3.97	$0.60	$0.23	2,346,669
250,000	June 20, 2019	3.98	$0.60	$0.23	156,250
100,000	July 14, 2017	2.04	$2.52	$1.06	100,000
450,000	December 8, 2019	4.44	$2.92	$1.65	450,000
100,000	December 8, 2019	4.44	$2.92	$1.49	33,334
400,000	December 8, 2019	4.44	$2.96	$1.56	200,000
100,000	March 16, 2020	4.72	$3.20	$1.61	33,334
4,920,000					3,319,587

The weighted average grant date fair value of stock options vested during the period ended June 30, 2015 of CAD$0.54 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price CAD$1.06; exercise price CAD$1.14; expected risk-free interest rate 1.08%; expected life 4.1 years; expected volatility 67.85% and expected dividend rate 0%. The Company has adopted the simplified method prescribed by the SEC in SAB Topic 14 in respect of estimating the expected term of its stock options as its limited share purchase option history does not provide a reasonable basis to estimate the expected terms. Expected volatility was determined by reference to the average volatility rates of other companies in the same industry due to the Company’s limited trading history.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are performing services for the company are required to be accounted for as derivative liabilities once the services have been performed and the options have vested because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency. Stock options awarded to non-employees that are not vested are accounted for as equity awards until the terms associated with their vesting requirements have been met.

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended June 30, 2015 and June 30, 2014:

	June 30, 2015 (Restated Note 9)	June 30, 2014 (Restated Note 9)
	$	$

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	-
Reallocation of vested non-employee options	670,111	-
Change in fair value of non-employee stock options during the period	(405,472)	-

Fair value of non-employee options, end of the period	1,846,083	-

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

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended June 30, 2015 and 2014:

	June 30, 2015 (Restated Note 9)	June 30, 2014 (Restated Note 9)
	$	$

Consulting fees	48,505	44,172
Research and development	(15,750)	147,398
Wages and salaries	277,485	141,920

	310,240	333,490

The Company used the Black Scholes option pricing model to estimate the fair value of the options as the fair value of the services provided could not be reliably calculated. The following assumptions were used:

		March 31, 2015	March 31, 2014
Stock Price	CAD$	0.50 - 3.18	0.27
Exercise Price	CAD$	0.60 - 3.20	0.0003
Risk-free interest rate (%)		0.53 - 1.42	1.20 - 1.65
Dividend yield (%)		0.00	0.00
Expected volatility (%)		67.85	97.73 - 116.82
Expected option life (years)		3.00 - 5.00	4.33 - 5.00

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

The Company closed its First Financing at $2.15 per First Financing Unit of 849,273 First Financing Units raising $1,825,937 on April 30, 2015. Each First Financing Unit consists of one common stock of the Company and one half of a First Financing Warrant of the Company where one full First Financing Warrant is exercisable for 3 years at $3.00 into one common share. The Company also issued 27,396 First Financing Finders Warrants. Each First Financing Finders Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the First Financing.

The Company closed its Second Financing at $2.15 per Second Financing Unit of 335,463 Second Financing Units raising $721,243 on June 26, 2015. Each Second Financing Units consists of one common stock of the Company and one half of a Second Financing Warrant of the Company where one full Second Financing Warrant is exercisable for 3 years at $3.00 into one common share. The Company also issued 18,978 Second Financing Finders Warrants. Each Second Financing Finders Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Second Financing.

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

(a)

The Company entered into a license agreement with ANR for an exclusive right on ANRs patent pending technology, claims and knowhow. In addition to the issuance of 16,035,026 shares, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology.

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

During the period ended June 30, 2015, $(15,750) (June 30, 2014 - $97,095) was included in research & development expenses as the fair value of stock-based compensation attributed to the options granted to two directors and one advisor for services rendered as non-employee consultants with respect to the design and development of the PoNS device.

During the period ended June 30, 2015, $277,485 (June 30, 2014 - $141,920) was included in wages & salaries expenses as the fair value of stock-based compensation attributed to options granted to three directors.

8.	SUBSEQUENT EVENTS

On July 17, 2015 the Company closed a non-brokered private placement (the Third Financing) raising gross proceeds of $270,375 by the issuance of 125,756 units (each a Third Financing Unit) at a price of $2.15 per Third Financing Unit. Each Third Financing Unit consists of one (1) common share and one half of one (1/2) common share purchase warrant (each a Third Financing Warrant). Each whole Third Financing Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $3.00 per share for a period of thirty-six (36) months from the closing date of the Third Financing. The Company paid a cash finders fee of $16,223 in connection with this Third Financing, as well as 7,545 finders warrants (the Third Financing Finders Warrants). Each Third Financing Finders Warrant entitles the holder thereof to purchase one additional common share of the Company at a price of $2.15 per share for a period of sixty (60) months from the closing date of the Third Financing.

9.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of an error in the re-measurement of non-employee stock option awards that had yet to vest.

Previously, the Company had recorded the stock-based compensation for the period ended June 30, 2015 based on the fair value of the awards on their respective grant dates. Under the provisions of ASC 505-50, the Company is required to measure stock-based compensation for non-employees at the earlier of the performance commitment date or the date that the services have been completed. A performance commitment date exists only when the counterparty has sufficient disincentive not to complete. Otherwise, the Company is required to re-measure unvested non-employee options at their respective fair values until the services have been completed or once the options have vested. Under the terms of the Company’s stock option awards to non-employees, there were no performance disincentives. As a result the Company is required to re-measure its non-employee awards until they have vested.

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended June 30, 2015 as follows:

	June 30, 2015
	As originally reported	Adjustment	As restated
Consulting fees	$142,822	($36,835)	$105,987
Research and development	$1,386,676	$(15,750)	$1,370,926
Wages and salaries	$439,065	$53,362	$492,427

Change in fair value of derivative liability	$(178,378)	$583,850	$405,472
Net loss for the year	$(3,094,854)	$583,073	$(2,511,781)

Comprehensive loss for the year	$(3,054,228)	$583,073	$(2,471,155)

Basic and diluted loss per share	$(0.05)	$0.01	$(0.04)

Additional paid-in capital	$1,713,992	$360,689	$2,074,681
Accumulated deficit	$(21,574,543)	$(360,689)	$(21,935,232)

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended June 30, 2014 as follows:

	June 30, 2014
	As originally reported	Adjustment	As restated
Consulting fees	$200,849	$(149,526)	$51,323
Research and development	$653,259	$97,095	$750,354
Wages and salaries	$170,981	$47,630	$218,611

Change in fair value of derivative liability	-	-	-
Net loss for the year	$(1,568,754)	$4,801	$(1,563,953)

Comprehensive loss for the year	$(1,462,695)	$4,801	$(1,457,894)

Basic and diluted loss per share	$(0.04)	$-	$(0.04)

There was no effect on cash flow for each of the periods and therefore there has been no restatement to the consolidated statements of cash flows.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement of our interim condensed consolidated financial statements for the three months ended June 30, 2015. See Note 9 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

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

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2015 were $2,835,775 as compared to $1,383,829 during the three months ended June 30, 2014. Significant changes and expenditures are outlined as follows:

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

•

Consulting fees were $105,987 for the three months ended June 30, 2015 and $51,323 for the three months ended June 30, 2014. The increase of $54,664 was mainly due to the timing of the recognition of stock-based compensation.

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

•

Research and development expenses were $1,370,926 for the three months ended June 30, 2015 as compared to $750,354 for the three months ended June 30, 2014. The increase was primarily due to the continuous efforts on research and development activities of the PoNS™ device, especially activities relating to preparation of clinical trials which mostly includes our commercial development-to-supply program with Ximedica, LLC (“Ximedica”), a contract manufacturer, and the NeuroFeedback's 12- month pilot clinical trial. The increase also included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants relating to design and manufacturing of the PoNS™ device.

•

Transfer agent and regulatory fees were $32,579 for the three months ended June 30, 2015, as compared to $15,260 for the three months ended June 30, 2014. The increase of $17,319 stems from the Company’s requirement as a public company to retain a transfer agent, as well as the associated filing fees.

•

Wages and salaries expenses were $492,427 for the three months ended June 30, 2015 as compared to $218,611 for the three months ended June 30, 2014. The increase of $273,816 was mainly due to the expense during the three months ended June 30, 2015, associated with the granting of options to employees.

Non-Operating Items

We recorded a gain of $323,994 in respect of non-operating items during the three months ended June 30, 2015 as compared to a loss of $180,124 for the three months ended June 30, 2014. Significant changes are outlined as follows:

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

•

Change in fair value of derivative liability for the three months ended June 30, 2015 was $405,472 as compared to $nil for the three months ended June 30, 2014. The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and the change in our stock price. The derivative liabilities do not represent cash liabilities.

•

Foreign exchange losses for the three months ended June 30, 2015 were $81,425 as compared to losses of $6,446 for the three months ended June 30, 2014. The losses stem from our Canadian dollar holdings as well as translating the balance of the Canadian dollar intercompany to the reporting currency.

Net Loss

The net loss was $2,511,781 for the three months ended June 30, 2015 and $563,593 for the three months ended June 30, 2014. The increase in net loss of $947,828 resulted primarily from an increase in most operating expenses, especially advertising, marketing and IR, insurance expenses, legal fees, research and development, wages and salaries and expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants.

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

As a result of our increased activity, the accumulated deficit increased from $19,423,451 as at March 31, 2015 to $21,935,232 as at June 30, 2015.

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

Statement of Cash Flows

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014

During the quarter ended June 30, 2015, our net cash increased by $552,970 (June 30, 2014 - $7,014,291), which included net cash used in operating activities of $2,146,000 (June 30, 2014 - $540,868) stemming from our increase in operations, net cash provided by investing activities of $378,000 (June 30, 2014 - $173,904) stemming from the closing of a number of short-term investment accounts and net cash provided by financing activities of $2,394,684 (June 30, 2014 - $7,240,597) stemming mainly from the closing of multiple private placements.

Cash Used in Operating Activities

Operating activities in the three months ended June 30, 2015 used cash of $2,146,000 (June 30, 2014 - $540,868). This was made up of a net loss of $2,511,781 (June 30, 2014 - $1,563,953) less adjustments for non-cash items such as accretion of beneficial conversion feature of $nil (June 30, 2014 – $176,488), change in fair value of derivative liability of ($405,472) (June 30, 2014 – $nil), stock based compensation of $310,240 (June 30, 2014 - $333,490), receivables of ($15,264) (June 30, 2014 - $nil), accounts payable of $382,844 (June 30, 2014 – $622,002), prepaid expenses of ($22,205) (June 30, 2014 – $108,895) and foreign exchange on re-measurement of $115,638 (June 30, 2014 - $Nil). Receivables increased due to the higher amount of refundable Canadian commodity tax. Payables and prepaid expenses increased due to our increase in operations.

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

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at June 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to re-measurement of the fair value of the Company’s stock options awarded to non-employees that had not yet vested, which led us to restate our interim condensed consolidated financial statements. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended March 31, 2015, as amended. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2015, as amended, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K for the year ended March 31, 2015, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Date: January 11, 2016	By	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Date: January 11, 2016	By	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting Officer)