Form 10-Q/A
period 2015-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-01-11
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

Helius Medical Technologies, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the three and six months ended September 30, 2015, as filed on November 16, 2015 (the “Original Filing”), to restate its interim condensed consolidated financial statements as of and for the three and six months ended September 30, 2015, as a result of the Company not previously re-measuring the fair value of stock options awarded to non-employees that had not yet vested. See Note 11 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015.

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
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

		March 31,
	September 30,	2015
	2015	(audited)
	(Restated – Note 11)	(Restated – Note 11)
	$	$
ASSETS
Current assets
Cash and cash equivalents	192,256	418,893
Short-term investment	-	378,000
Receivables	115,672	8,833
Prepaid expenses	411,180	410,621
Total current assets	719,108	1,216,347

TOTAL ASSETS	719,108	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,140,904	1,197,804
Promissory note payable (Note 4)	200,000	-
Deferred expense reimbursement (Note 5)	120,847	-
Total current liabilities	1,461,751	1,197,804

Derivative liability (Note 6)	361,909	1,581,444
TOTAL LIABILITIES	1,823,660	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (64,524,320 shares outstanding at September 30, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 6)	19,109,428	16,358,093
Additional paid-in capital	1,844,504	2,434,552
Shares to be issued	-	39,545
Accumulated other comprehensive income	(1,498,533)	(971,640)
Accumulated deficit	(20,559,951)	(19,423,451)
TOTAL CAPITAL DEFICIT	(1,104,552)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	719,108	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
for the three and six months ended September 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Restated – Note 11)	(Restated – Note 11)	(Restated – Note 11)	(Restated – Note 11)
	$	$	$	$
Operating Expenses

Advertising, marketing & investor relations	240,368	357,956	548,581	404,182
Audit & accounting	23,738	30,836	104,200	41,481
Consulting fees (Note 7)	(24,992)	215,030	80,995	266,353
Insurance	30,465	22,287	60,004	29,773
Legal fees	205,310	344,491	499,046	564,425
Meals & travel	31,803	77,611	127,670	107,052
Office & general	26,725	83,747	52,764	118,296
Research & development	1,531	1,254,186	1,372,457	2,004,540
Transfer agent & regulatory	16,373	43,713	48,952	58,973
Wages and salaries	174,351	333,645	666,778	552,256
Loss from operations	(725,672)	(2,763,502)	(3,561,447)	(4,147,331)

Other items
Interest expense (Note 3)	-	-	-	(176,488)
Interest and other income	27,801	7,811	27,748	10,621
Change in fair value of derivative liability (Note 2)	1,484,174	(594,254)	1,889,646	(594,254)
Foreign exchange gain (loss)	588,978	(406,182)	507,553	(412,628)
	2,100,953	(992,625)	2,424,947	(1,172,749)

Net income (loss) for the period	1,375,281	(3,756,127)	(1,136,500)	(5,320,080)

Other comprehensive income
Translation adjustments	(567,519)	206,786	(526,893)	312,845

Comprehensive income (loss) for the period	807,762	(3,549,341)	(1,663,393)	(5,007,235)

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.

Interim Condensed Consolidated Statements of Capital Deficit
for the six months ended September 30, 2015
(Unaudited)
(Expressed in United States Dollars)

					Accumulated	Accumulated other
			Additional Paid-In		Deficit	comprehensive income
			Capital	Shares to be		(loss)
	Common Stock	Amount		Issued			Capital (Deficit)
		$	$	$	$	$	$
Balance – March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,825,937	-	-	-	-	1,825,937
Issuance of common stock for private placement	335,463	721,243	-	(39,545)	-	-	681,698
Issuance of common stock for private placement	125,756	270,375	-	-	-	-	270,375
Stock option exercise	94,640	42,500	-	-	-	-	42,500
Fair value of options exercised		20,454	(20,454)	-	-	-	-
Share issuance cost	-	(141,100)	-	-	-	-	(141,100)
Stock-based compensation on 2,570,000 options granted	-	-	(146,717)	-	-	-	(146,717)
Stock-based compensation on 400,000 options granted	-	-	198,151	-	-	-	198,151
Stock-based compensation on 100,000 options granted	-	-	21,644	-	-	-	21,644
Stock-based compensation on 100,000 options granted	-	-	21,021	-	-	-	21,021
Stock-based compensation on 50,000 options granted	-	-	6,418	-	-	-	6,418
Fair value of non-employee vested options reallocated to derivative liability	-	-	(670,111)	-	-	-	(670,111)
Net loss for the period	-	-	-	-	(1,136,500)	-	(1,136,500)
Translation adjustments	-	-	-	-	-	(526,893)	(526,893)
Balance – September 30, 2015 (Restated - Note 11)	64,524,320	19,109,428	1,844,504	-	20,559,951)	(1,498,533)	(1,104,552)

(The accompanying notes are an integral part of these financial statements. )

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the six months ended September 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	September 30, 2015	September 30, 2014
	(Restated – Note 11)	(Restated – Note 11)
	$	$
Cash flows from operating activities
Net loss for the period	(1,136,500)	(5,320,080)
Items not involving cash:
Change in fair value of derivative liability	(1,889,646)	594,254
Stock-based compensation	100,518	937,397
Accretion	-	176,488
Changes in non-cash working capital items:
Receivables	(110,329)	(693)
Deferred expense reimbursement	120,847	-
Prepaid expenses	(1,736)	(84,459)
Accounts payable and accrued liabilities	(47,405)	937,740
Foreign exchange remeasurement	(429,494)	-
Net cash used in operating activities	(3,393,745)	(2,759,353)

Cash flows from investing activities
Short term investment	378,000	-
Cash acquired on recapitalization	-	23,904
Proceeds from bridge loan	-	150,000
Net cash provided by investing activities	378,000	173,904

Cash flows from financing activities
Proceeds from the issuance of shares	2,871,981	6,616,051
Share issue costs	(141,100)	-
Proceeds from issuance of promissory note	200,000	-
Proceeds from the issuance of convertible debt	-	633,195
Net cash provided by financing activities	2,930,881	7,249,246

Effect of foreign exchange rate changes on cash	(141,773)	320,261

Change in cash for the period	(84,864)	4,663,797

Cash, beginning of the period	418,893	15,968

Cash, end of the period	192,256	5,000,026

Supplemental cash flow information
Interest paid in cash	-	11,144
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these financial statements.)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Helius Medical Technologies Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2015. The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2015, and the consolidated results of operations for the three and six months ended September 30, 2015, and consolidated statements of cash flows for the three months ended September 30, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $1,136,500 for the six months ended September 30, 2015 and, as of September 30, 2015, the Company has an accumulated deficit of $20,559,951 (March 31, 2015 - $19,423,451). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $192,256 as of September 30, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

A summary of the Company’s Level 3 liabilities for the periods ended September 30, 2015 and 2014 are as follows:

	Six months ended	Six months ended
	September 30, 2015	September 30, 2014
	(Restated – Note 11)	(Restated – Note 11)
	$	$

Non-employee options

Beginning fair value	1,581,444	-
Issuance	-	121,344
Reallocation of vested non-employee options	670,111	7,419
Change in fair value	(1,889,646)	594,254
Ending fair value of Level 3 liability	361,909	723,017

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

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The number of shares potentially issuable at September 30, 2015 upon the exercise or conversion of share purchase warrants, share purchase options and conversion of convertible debentures totaled 5,877,500. The number of shares potentially issuable at June 30, 2014 upon exercise or conversion of share purchase warrants and share purchase options and the conversion of convertible debentures totaled 9,130,000.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the Notes or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.

The basic and diluted earnings per share for the three and six months ended September 30, 2015 and 2014 were calculated as follows:

	Three months ended		Six months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic
Numerator
Net income (loss)	$1,375,281	$(3,756,127)	$(1,136,500)	$(5,320,080)
Denominator
Weighted average common shares outstanding	64,408,500	63,104,788	64,055,508	51,025,119

Basic net income per share	$0.02	$(0.06)	$(0.02)	$(0.10)

Diluted
Numerator
Net income for diluted income per share	$1,375,281	$(3,756,127)	$(1,136,500)	$(5,320,080)
Denominator
Weighted average common shares outstanding	64,408,500	63,104,788	64,055,508	51,025,119
Potential share issuances
Common share options	2,135,104	2,855,914	2,652,859	2,814,267

Common share warrants	2,577,769	5,031,974	4,483,136	5,002,389
Weighted average number of common shares outstanding used in computing diluted earnings per share	66,543,604	65,960,702	71,191,503	58,841,775

Diluted earnings per share	$0.02	$(0.06)	$(0.02)	$(0.10)

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

On October 28, 2015, the Company repaid the loan in its entirety and issued 30,000 common shares that were owed the lender in accordance with the terms of the promissory note.

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

The fair value of stock options vested during the periods ended September 30, 2015 and September 30, 2014 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2015	September 30, 2014

Stock price	$0.872	$0.55
Exercise Price	$1.105	$0.65
Expected life	4.1 years	4.1 years
Expected volatility	67.85%	115.73%
Risk – free interest rate	1.05%	1.46%
Dividend rate	0.00%	0.00%

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

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended September 30, 2015 and March 31, 2014:

	Six months ended September 30, 2015 $	Six months ended September 30, 2014 $

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	121,344
Reallocation of vested non-employee options	670,111	7,419
Change in fair value of non-employee stock options during the period	(1,889,646)	594,254

Fair value of non-employee options, end of the period	361,909	723,017

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

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended September 30, 2015 and 2014:

	September 30, 2015 $	September 30, 2014 $

Consulting fees	(8,899)	161,931
Research and development	(257,481)	338,657
Wages and salaries	366,898	436,809

	100,518	937,397

(b)	Share Purchase Warrants

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

During the period ended September 30, 2015, $(257,481) (September 30, 2014 - $288,354) was included in research & development expenses as the fair value of stock-based compensation attributed to the options granted to two directors and one advisor for services rendered as non-employee consultants with respect to the design and development of the PoNS™ device.

During the period ended September 30, 2015, $366,898 (September 30, 2014 - $436,809) was included in wages & salaries expenses as the fair value of stock-based compensation attributed to options granted to three directors.

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

11.	CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of an error in the re-measurement of non-employee stock option awards that had yet to vest.

Previously, the Company had recorded the stock-based compensation for the period ended September 30, 2015 based on the fair value of the awards on their respective grant dates. Under the provisions of ASC 505-50, the Company is required to measure stock-based compensation for non-employees at the earlier of the performance commitment date or the date that the services have been completed. A performance commitment date exists only when the counterparty has sufficient disincentive not to complete. Otherwise, the Company is required to re-measure unvested non-employee options at their respective fair values until the services have been completed or once the options have vested. Under the terms of the Company’s stock option awards to non-employees, there were no performance disincentives. As a result the Company is required to re-measure its non-employee awards until they have vested.

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended September 30, 2015 as follows:

	Three months ended September 30, 2015
	As Originally Reported	Adjustment	As Restated
Consulting fees	$20,199	$(45,191)	$(24,992)
Research and development	243,262	$(241,731)	$1,531
Wages and salaries	$223,349	$(48,998)	$174,351

Net income (loss) for the period	$1,039,361	$335,920	$1,375,281

Comprehensive income (loss) for the period	$475,078	$332,684	$807,762

Basic and diluted loss per share	$(0.02)	$-	$(0.02)

	Six months ended September 30, 2015
	As Originally Reported	Adjustment	As Restated
Consulting fees	$163,021	$(82,026)	$80,995
Research and development	1,629,938	$(257,481)	$1,372,457
Wages and salaries	$662,414	$4,364	$666,778
Change in fair value of derivative liability	$(1,305,796)	$(583,850)	$(1,889,646)

Net income (loss) for the period	$(2,055,493)	$918,993	$(1,136,500)

Comprehensive income (loss) for the period	$(2,582,386)	$918,993	$(1,663,393)

Basic and diluted loss per share	$(0.03)	$0.01	$(0.02)

	As at September 30, 2015
	As Originally Reported	Adjustment	As Restated
Additional paid-in capital	$1,819,735	$24,769	$1,844,504

Accumulated deficit	$(20,535,182)	$(24,769)	$(20,559,951)

The collection of the error is presented in the Company's interim condensed consolidated financial statements for the period ended September 30, 2014 as follows:

	Three months ended September 30, 2014
	As Originally Reported	Adjustment	As Restated
Consulting fees	$36,013	$179,017	$215,030
Research and development	$1,062,927	$191,259	$1,254,186
Wages and salaries	$295,017	$38,628	$333,645

Net income (loss) for the period	$(3,347,223)	$(408,904)	$(3,756,127)

Comprehensive income (loss) for the period	$(3,140,437)	$(408,904)	$(3,549,341)

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.06)

	Six months ended September 30, 2014
	As Originally Reported	Adjustment	As Restated
Consulting fees	$236,862	$29,491	$266,353
Research and development	$1,716,186	$288,354	$2,004,540
Wages and salaries	$465,998	$86,258	$552,256

Net loss for the period	$(4,915,977)	$(404,103)	$(5,320,080)

Comprehensive loss for the period	$(4,603,132)	$(404,103)	$(5,007,235)

Basic and diluted loss per share	$(0.10)	$-	$(0.10)

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement of our interim condensed consolidated financial statements for the three and six months ended September 30, 2015. See Note 11 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

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

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2015 were $725,672 (September 30, 2014 - $2,763,502) and $3,561,447 during the six months ended September 30, 2015 (September 30, 2014 - $4,147,331). Significant changes and expenditures are outlined as follows:

•	Advertising, marketing, and IR expenses were $240,368 for the three months ended September 30, 2015 (September 30, 2014 - $357,956) and $548,581 for the six months ended September 30, 2015 (September 30, 2014 - $404,182). The increase of $144,399 between the six-month periods relates to an increase in advertising and promotion expenses and investor relation consulting fees. We have engaged both investor relations and public relations professionals in Canada and the US to help develop corporate material as well as arranging and participating in conferences and road shows to increase the public's awareness of our activities and the PoNS™ device.

•	Audit and accounting fees were $23,738 for the three months ended September 30, 2015 (September 30, 2014 - $30,836) and $104,200 for the six months ended September 30, 2015 (September 30, 2014 - $41,481). Despite a decrease between the three-month periods of $7,098, audit and accounting fees increased by $62,719 between the six-month periods, mainly due to the requirement to review and audit the Company’s financial statements since it became a reporting issuer in the United States.

•	Consulting fees were $24,992 for the three months ended September 30, 2015 (September 30, 2014 - $215,030) and $80,995 for the six months ended September 30, 2015 (September 30, 2014 - $266,353). The decrease over the three and six month periods was mainly due to the initial expense recorded during the three and six month periods ended September 30, 2014, associated with the granting of options to consultants for providing services.

•	Insurance expenses were $30,465 for the three months ended September 30, 2015 (September 30, 2014 - $22,287) and $60,004 for the six months ended September 30, 2015 (September 30, 2014 - $29,773). The increase over the three and six month periods in insurance expenses was mainly due to the need for general liability, directors’ and officers’, and product insurance as the Company continues its research and development plans.

•	Legal fees were $205,310 for the three months ended September 30, 2015 (September 30, 2014 – $344,491) and $499,046 for the six months ended September 30, 2015 (September 30, 2014 - $564,425). The decrease in legal fees was primarily due to the fact that we limited significant legal expenditures over the three and six month periods. Our legal activity to ensure current and quality regulatory filings increased significantly since becoming a public company in Canada, but we now have established practices that have helped us control our fees. The engagement of various specialized legal counsels for the development of our intellectual properties and the commercialization of the PoNS™ device is still being carried out to secure our intellectual property, including the issuance of three patents.

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

•

Research and development expenses were $1,531 for the three months ended September 30, 2015 (September 30, 2014 - $1,254,186) and $1,373,457 for the six months ended September 30, 2015 (September 30, 2014 - $2,004,540). The general decrease in R&D expenditures was primarily due to a slight deceleration in the continuous efforts on research and development activities of the PoNS™ device, especially activities relating to preparation of clinical trials which mostly includes our commercial development-to-supply program with Ximedica, LLC (“Ximedica”), a contract manufacturer, and the NeuroFeedback's 12- month pilot clinical trial. The increase also included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants related to design and manufacturing of the PoNS™ device.

•

During the six months ended September 31, 2015, pursuant to the sole-source cost sharing contract executed with the U.S. Army Medical Research and Materiel Command (the “USAMRMC”) the Company received reimubursement for a total of $1,037,089 in research and development expenses for the registrational trial investigating the safety and effectiveness of the portable neuromodulation stimulator. Upon receipt, the Company recorded these funds as a deferred expense reimbursement to be applied against charges incurred by the Company as the trial progresses. As of September 30, 2015, the Company had incurred costs of $916,972 on the trial with the remaining $120,117 applied subsequent to September 30, 2015. The increase also included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants relating to design and manufacturing of the PoNs™ Device.

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

•

Wages and salaries expenses were $174,351 for the three months ended September 30, 2015 (September 30, 2014 - $333,645) and $662,414 for the six months ended September 30, 2015 (September 30, 2014 - $552,256). The amounts accounted for as wages and salaries decreased by $159,254 between the three-month periods due to partial funding received from the USAMRMC of $117,462 that were directly attributable to wages.

Non-Operating Items

We recorded gains of $2,100,953 in respect of non-operating items during the three months ended September 30, 2015 (September 30, 2014 – losses of $992,625) and gains of $2,424,927 for the six months ended September 30, 2015 (September 30, 2014 – losses of $1,172,749). Significant changes are outlined as follows:

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

•

Change in fair value of derivative liability for the three months ended September 30, 2015 was $1,484,174 (September 30, 2014 - $(594,254)) and $1,889,646 for the six months ended September 30, 2015 (September 30, 2014 - $(594,254)). The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and the change in our stock price. The derivative liabilities do not represent cash liabilities.

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

Net income (loss)

The net income was $1,375,281 for the three months ended September 30, 2015 (September 30, 2014 – net loss of $(3,756,127)) and a net loss of $1,136,500 for the six months ended September 30, 2015 (September 30, 2014 – net loss of $(5,320,080)). The decrease in net losses between the six-month periods of $4,183,580 resulted primarily from a decrease in most operating expenses, especially accreted interest expense, consulting fees, legal fees, office and general expenses, and research and development, as well as material gains in the change in fair value of the derivative liability and foreign exchange and included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants.

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

As a result of our increased activity, the accumulated deficit increased from $19,423,451 as at March 31, 2015 to $20,559,951 as of September 30, 2015.

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

Statement of Cash Flows

Six Months ended September 30, 2015 compared to the Six Months ended September 30, 2014

During the six months ended September 30, 2015, our net cash decreased by $84,864 (September 30, 2014 – increase of $4,663,797), which included net cash used in operating activities of $3,393,745 (September 30, 2014 - $2,759,353) stemming from our increase in operations, net cash provided by investing activities of $378,000 (September 30, 2014 - $173,904) stemming from the receipt of a short-term investment and net cash provided by financing activities of $2,930,881 (September 30, 2014 - $7,249,246) stemming mainly from the closing of multiple private placements.

Cash Used in Operating Activities

Operating activities in the six months ended September 30, 2015 used cash of $3,393,745 (September 30, 2014 - $2,759,353). This was made up of a net loss of $1,136,500 (September 30, 2014 - $5,320,080) less adjustments for non-cash items such as accretion of beneficial conversion feature of $nil (September 30, 2014 – $176,488), change in fair value of derivative liability of $1,889,646 (September 30, 2014 – $(594,254)), stock based compensation of $100,518 (September 30, 2014 - $937,397), receivables of $(110,329) (September 30, 2014 - $(693)), accounts payable of $(47,405) (September 30, 2014 – $937,740), prepaid expenses of $120,847 (September 30, 2014 – $84,459) and foreign exchange on re-measurement of $429,494 (September 30, 2014 - $nil). Receivables increased due to the higher amount of refundable Canadian commodity tax. Prepaid expenses increased due to our increase in operations, while payables decreased due to the fact that we paid off some material amounts owing throughout the six month period.

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

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to re-measurement of the fair value of the Company’s stock options awarded to non-employees that had not yet vested, which led us to restate our interim condensed consolidated financial statements. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
President and Chief Executive Officer

Date: January 11, 2016	By	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting Officer)