Form 10-Q
period 2015-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-02-16
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

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
Yes [X]     No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2016
Class A Common Stock	72,193,209

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

HELIUS MEDICAL TECHNOLOGIES, INC.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
December 31, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

		March 31,
	December 31,	2015
	2015	(audited)
	$	$
ASSETS
Current assets
Cash and cash equivalents	4,350,350	418,893
Short-term investment	-	378,000
Receivables	121,586	8,833
Prepaid expenses	783,562	410,621
Total current assets	5,255,498	1,216,347

TOTAL ASSETS	5,255,498	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,413,579	1,197,804
Obligation to issue shares and warrants (Note 7)	5,000,000	-
Total current liabilities	6,413,579	1,197,804

Derivative liability (Note 2)	830,378	1,581,444
TOTAL LIABILITIES	7,243,957	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (66,637,653 shares outstanding at December 31, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 5)	20,658,387	16,358,093
Additional paid-in capital	2,175,973	2,434,552
Shares to be issued	-	39,545
Accumulated other comprehensive income	(1,862,329)	(971,640)
Accumulated deficit	(22,960,490)	(19,423,451)
TOTAL CAPITAL DEFICIT	(1,988,459)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	5,255,498	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
for the three and nine months ended December 31, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
		(Restated –		(Restated –
		Note 10)		Note 10)
	$	$	$	$
Operating Expenses

Advertising, marketing & investor relations	161,594	175,325	710,175	579,507
Audit & accounting	36,976	4,457	141,176	45,938
Consulting fees (Note 6)	59,504	901,190	140,498	1,167,543
Insurance	30,018	22,287	90,022	52,060
Legal fees	761,752	500,028	1,260,798	1,064,453
Meals & travel	118,155	102,098	245,825	209,150
Office & general	30,369	45,466	83,133	163,762
Research & development	1,291,605	1,191,806	2,664,063	3,196,346
Transfer agent & regulatory	35,635	17,242	84,587	76,215
Wages and salaries	315,049	132,119	981,827	684,375
Loss from operations	(2,840,657)	(3,092,018)	(6,402,104)	(7,239,349)

Other items
Interest and accretion expense (Note 3)	(26,108)	-	(26,108)	(176,488)
Interest and other income	122,101	9,415	149,849	20,036
Change in fair value of derivative liability (Note 2)	(261,802)	(76,536)	1,627,844	(670,790)
Foreign exchange	337,593	680,578	845,146	267,950
Gain on extinguishment of debt (Note 7)	268,334	-	268,334	-
	440,118	613,457	2,865,065	(559,292)

Net income loss for the period	(2,400,539)	(2,478,561)	(3,537,039)	(7,798,641)

Other comprehensive income (loss)
Translation adjustments	(363,796)	(707,875)	(890,689)	(395,030)

Comprehensive loss for the period	(2,764,335)	(3,186,436)	(4,427,728)	(8,193,671)

Net loss per share
Basic	$(0.04)	$(0.04)	$(0.05)	$(0.14)
Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.14)

Weighted average shares outstanding
Basic	64,958,069	63,104,788	64,646,096	55,066,317
Diluted	64,958,069	63,104,788	65,180,918	55,066,317

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Capital Deficit
for the nine months ended December 31, 2015
(Unaudited)
(Expressed in United States Dollars)

			Additional			Accumulated other
			Paid-In	Shares to be	Accumulated	comprehensive income
	Common Stock	Amount	Capital	Issued	Deficit	(loss)	Capital (Deficit)
		$	$	$	$	$	$
Balance – March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,825,937	-	-	-	-	1,825,937
Issuance of common stock for private placement	335,463	721,243	-	(39,545)	-	-	681,698
Issuance of common stock for private placement	125,756	270,375	-	-	-	-	270,375
Stock option exercise	94,640	42,500	-	-	-	-	42,500
Fair value of options exercised	-	20,454	(20,454)	-	-	-	-
Issuance of common stock as bonus shares	30,000	23,959	-	-	-	-	23,959
Issuance of common stock for convertible note	2,083,333	1,525,000	-	-	-	-	1,525,000
Issuance of common stock for convertible credit facility	-	-	-	-	-	-	-
Share issuance cost	-	(141,100)	-	-	-	-	(141,100)
Stock-based compensation on 3,370,000 options granted	-	-	(84,550)	-	-	-	(84,550)
Stock-based compensation on 400,000 options granted	-	-	167,417	-	-	-	167,417
Stock-based compensation on 100,000 options granted	-	-	28,681	-	-	-	28,681
Stock-based compensation on 100,000 options granted	-	-	28,440	-	-	-	28,440
Stock-based compensation on 50,000 options granted	-	-	6,880	-	-	-	6,880
Stock-based compensation on 750,000 options granted	-	-	66,625	-	-	-	66,625
Stock-based compensation on 950,000 options granted	-	-	206,461	-	-	-	206,461
Stock-based compensation on 100,000 options granted	-	-	12,032	-	-	-	12,032
Fair value of non-employee vested options reallocated to
derivative liability	-	-	(670,111)	-	-	-	(670,111)
Net loss for the period	-	-	-	-	(3,537,039)	-	(3,537,039)
Translation adjustments	-	-	-	-	-	(890,689)	(890,689)
Balance – December 31, 2015	66,637,653	20,658,387	2,175,973	-	(22,960,490)	(1,862,329)	(1,988,459)

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the nine months ended December 31, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	December 31, 2015	December 31, 2014
	$	$
		(Restated – Note 10)
Cash flows from operating activities
Net loss for the period	(3,537,039)	(7,798,641)
Items not involving cash:
Change in fair value of derivative liability	(1,627,844)	670,790
Accretion	23,959	176,488
Stock-based compensation	431,986	1,970,345
Loss on extinguishment of debt	(268,334)	-
Changes in non-cash working capital items:
Receivables	(119,567)	(2,035)
Accounts Payable	128,457	975,694
Prepaid expenses	(384,629)	(150,364)
Foreign exchange re-measurement	(901,518)	(222,244)
		-
Net cash used in operating activities	(6,254,529)	(4,379,967)

Cash flows from investing activities
Short term investment	378,000	-
Net cash provided by investing activities	378,000	-

Cash flows from financing activities
Issuance of share capital	2,871,981	7,017,009
Share issue costs	(141,100)	(379,806)
Convertible debenture proceeds	7,000,000	633,195
Net cash provided by financing activities	9,730,881	7,270,398

Effect of foreign exchange rate changes on cash	77,105	-

Net change in cash and cash equivalents	3,854,352	2,890,431

Cash and cash equivalents, beginning of the period	418,893	15,968

Cash and cash equivalents, end of the period	4,350,350	2,906,399

Supplemental cash flow information
Interest paid in cash	$1,644	$11,144
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these financial statements.)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Helius Medical Technologies Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2015, and as subsequently amended and refiled on January 11, 2016. The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2015, and the consolidated results of operations for the three and nine months ended December 31, 2015, and consolidated statements of cash flows for the nine months ended December 31, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $3,537,039 for the nine months ended December 31, 2015 and, as of December 31, 2015, the Company has an accumulated deficit of $22,960,490 (March 31, 2015 - $19,423,451). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $4,350,350 as of December 31, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

Fair Value of Financial Assets and Liabilities

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable and accrued liabilities, and an obligation to issue shares and warrants. The book values of these instruments approximate their fair values due to the immediate or short-term nature of those instruments.

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

The Company had certain Level 3 liabilities required to be recorded at fair value on a recurring basis in accordance with US GAAP as at December 31, 2015. As at December 31, 2015, the Company’s Level 3 liabilities consisted of warrants and share purchase options awarded to non-employees. The resulting Level 3 liabilities have no active market and are required to be measured at their fair value each reporting period based on information that is unobservable.

A summary of the Company’s Level 3 liabilities for the periods ended December 31, 2015 and 2014 are as follows:

	Nine months ended	Nine months ended
	December 31, 2015	December 31, 2014
	$	$
Beginning fair value	1,581,444	-
Issuance of warrants and non-employee options	206,667	767,879
Reallocation of vested non-employee options	670,111	42,227
Change in fair value	(1,627,844)	670,790
Ending fair value of Level 3 liability	830,378	1,480,896

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2015 and December 31, 2014.

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented. The number of shares potentially issuable at December 31, 2015 upon the exercise or conversion of share purchase warrants, share purchase options and conversion of convertible debentures totaled 19,633,969.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period.

EPS for convertible debt is calculated under the “if-converted” method. Under the if converted method, EPS is calculated as the more dilutive of EPS (i) including all interest (both cash interest and non-cash discount amortization) and excluding all shares underlying the convertible debt or; (ii) excluding all interest and costs directly related to the convertible debt (both cash interest and non-cash discount amortization) and including all shares underlying the convertible debt.

The basic and diluted earnings per share for the three and nine months ended December 31, 2015 and 2014 were calculated as follows:

	Three months ended		Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Basic Numerator
Net income (loss)	$(2,400,539)	$(2,478,561)	$(3,537,039)	$(7,798,641)
Denominator
Weighted average common shares outstanding	64,958,069	63,104,788	64,646,096	55,066,317

Basic net income per share	$(0.04)	$(0.04)	$(0.05)	$(0.14)
Diluted Numerator
Net income for diluted income per share	$(2,400,539)	$(2,478,561)	$(3,537,039)	$(7,798,641)
Gain (loss) in fair value of options	-	-	(1,094,449)	-
Income (loss) available to common stockholders	$(2,400,539)	$(2,478,561)	$(4,631,488)	$(7,798,641)
Denominator
Weighted average common shares outstanding	64,958,069	63,104,788	64,646,096	55,066,317
Potential share issuances
Common share options	-	-	534,822	-
Common share warrants	-	-	-	-
Weighted average number of common shares outstanding used in computing diluted earnings per share	64,958,069	63,104,788	65,180,918	55,066,317

Diluted earnings per share	$(0.04)	$(0.04)	$(0.07)	$(0.14)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In May, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

On September 8, 2015, the Company received $200,000 in exchange for the issuance of a promissory note (the “Promissory Note”). The Promissory Note was to be repaid six months from the date of issuance with interest accruing at the rate of 6% per annum for the first three months and 10% per annum thereafter. In addition, the lender was entitled to receive 30,000 common shares of the Company on the date of the Promissory Note (the “Bonus Shares”) and an additional 30,000 common shares every three months thereafter as long as the principal of the loan remained outstanding. During the nine months ended December 31, 2015, the Company issued the lender 30,000 Bonus Shares valued at $23,959 based on their quoted market to the lender. This amount was recorded as a debt discount of the Promissory Note at issuance and was being amortized using the effective interest method over the term of the Promissory Note.

On October 28, 2015, the Company repaid the Promissory Note in its entirety, along with accrued interest of $1,644. The remaining debt discount was immediately recorded as interest expense on the date of repayment.

5.	COMMON STOCK

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

6.	SHARE BASED PAYMENTS

(a)	Stock options

The Company has a stock option plan whereby the Company is authorized to grant up to 12,108,016 options. Vesting and the term of an option is determined at the discretion of the Board of Directors of the Company.

The continuity of stock options for the periods as at December 31, 2015 and March 31, 2015, are as follows:

		Weighted
		Average	Aggregate
		Exercise Price	Intrinsic Value
	Number	(CAD)	(CAD)

Balance outstanding at March 31, 2015	4,920,000	$1.14	$10,120,000
Exercised	(94,640)	$0.60	-
Granted	1,850,000	0.88	-

Balance outstanding at December 31, 2015	6,675,360	$1.08	$2,588,702

Balance exercisable at December 31, 2015	4,272,279	$1.16	$1,637,490

The options outstanding and exercisable at December 31, 2015 are as follows:

		Options
		outstanding
		remaining			Number of
Number of		contractual life	Exercise	Grant date fair	options
options	Expiry date	(years)	Price (CAD)	value (CAD)	exercisable

3,520,000	June 18, 2019	3.46	$0.60	$0.23	2,346,667
155,360	June 20, 2019	3.46	$0.60	$0.23	124,110
100,000	July 14, 2017	1.54	$2.52	$1.06	100,000
450,000	December 8, 2019	3.94	$2.92	$1.65	450,000
100,000	December 8, 2019	3.94	$2.92	$1.49	66,667
400,000	December 8, 2019	3.94	$2.96	$1.56	300,000
100,000	March 16, 2020	4.21	$3.20	$1.61	33,334
50,000	August 15, 2015	4.62	$0.98	$0.39	16,667
750,000	October 21, 2020	4.81	$0.87	$0.33	187,500
550,000	October 28, 2020	4.83	$0.84	$0.44	550,000
400,000	October 28,2020	4.83	$0.84	$0.36	64,000
100,000	December 31, 2020	5.00	$1.24	$0.50	33,334
6,675,360					4,272,279

The fair value of stock options granted during the periods ended December 31, 2015 and 2014 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2015	December 31, 2014

Stock price	$0.822	$1.33
Exercise Price	$0.878	$1.10
Expected life	3.6 years	3.9 years
Expected volatility	67.85%	67.85%
Risk – free interest rate	0.84%	1.32%
Dividend rate	0.00%	0.00%

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

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are performing services for Neurohabilitation Corporation (“NHC”) are required to be accounted for as derivative liabilities once the services have been performed and the options have vested because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than NHC’s functional currency. Stock options awarded to non-employees that are not vested are re-measured at their respective fair values at each reporting period and accounted for as equity awards until the terms associated with their vesting requirements have been met. The changes in fair value of the unvested non-employee awards are reflected in their respective operating expense classification in the Company’s Consolidated Statement of Comprehensive Income (Loss).

The non-employee stock options and warrants that are required to be accounted for as liabilities are summarized as follows for the periods ended December 31, 2015 and March 31, 2015:

	Nine months ended December 31, 2015 $	Nine months ended December 31, 2014 $

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	767,879
Reallocation of vested non-employee options	670,111	42,227
Change in fair value of non-employee stock options during the period	(1,702,636)	739,375

Fair value of non-employee options, end of the period	548,919	1,549,481

The non-employee options that have vested are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Loss at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended December 31, 2015 and 2014:

	Three months ended December 31, 2015 $	Nine months ended December 31, 2015 $	Three months ended December 31, 2014 $	Nine months ended December 31, 2014 $

Consulting fees	(36,300)	(45,199)	871,269	1,033,200
Research and development	315,031	57,550	239,463	578,120
Wages and salaries	52,737	419,635	(77,784)	359,025

	331,468	431,986	1,032,948	1,970,345

(b)	Share Purchase Warrants

During the three months ended December 31, 2015, the Company issued an aggregate of 1,041,667 common stock purchase warrants that are required to be accounted for as liabilities pursuant to ASC 815 because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency.

Pursuant to the guidance of ASC 815, warrants having an exercise price denominated in a currency other than the functional currency of the Company are required to be accounted for as liabilities are accounted for at their respective fair values, with the change in fair value recorded on the consolidated statement of operations as other income.

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the periods ended December 31, 2015 and March 31, 2015:

	Nine months ended December 31, 2015 $	Nine months ended December 31, 2014 $

Fair value of warrants, beginning of the period	-	-
Issuance	206,667	-
Change in fair value of warrants during the period	74,792	-

Fair value of warrants, end of the period	281,459	-

The warrants are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s Consolidated Statements of Loss at the end of each reporting period. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

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

On October 9, 2015, in connection with an Asset Purchase Agreement, the Company entered into a US$7.0 million funding commitment with A&B Company Limited (“A&B”) in the form of a convertible promissory note. The funding commitment consisted of (i) an initial $2.0 million and (ii) an additional $5.0 million funding commitment, upon which the Company could draw down at any time or from time to time during the six-month period beginning on the issuance date of the convertible promissory note. The convertible promissory note was convertible at the option of the holder into units consisting of one share of common stock and one half share purchase warrant of the Company.

See Note 7, “Convertible Note,” regarding the warrants issued in conjunction with the repayment of the note.

The continuity of warrants for the nine months ended December 31, 2015 is as follows:

	Number of warrants		Weighted Average Exercise Price
	CAD	US	CAD $	US $
Balance, March 31, 2015	8,444,400	-	$1.00	-
Granted		1,750,831	$-	1.62
Exercised	(14,400)	-	$1.00	-
Balance, December 31, 2015	8,430,000	1,750,831	$1.00	1.62

The warrants outstanding and exercisable at September 30, 2015 are as follows:

Number of warrants outstanding	Exercise Price	Expiry Date
8,430,000	CAD $1.00	May 30, 2016
452,032	US $ 3.00	April 30, 2018
167,731	US $ 3.00	June 26, 2018
18,978	US $ 2.15	June 26, 2020
62,878	US $ 3.00	July 17, 2018
7,545	US $ 2.15	July 17, 2020
1,041,667	US $ 1.44	November 10, 2018

7.	CONVERTIBLE NOTE

On October 9, 2015, in connection with an Asset Purchase Agreement, the Company entered into a US$7.0 million funding commitment with A&B Company Limited (“A&B”). The funding commitment consisted of (i) an initial $2.0 million in the form of a convertible promissory note and (ii) an additional $5.0 million funding commitment, upon which the Company could draw down at any time or from time to time during the six-month period beginning on the issuance date of the Note. The Note would accrue interest at a rate equal to 6% per annum, payable in cash on the due date of April 9, 2016.

The Company could elect to draw down the remaining $5.0 million commitment within six months. Such additional funding would be through the issuance of additional shares and warrants at a price based on the volume weighted average closing price of the Company’s shares of common stock.

The Note was unsecured and the initial $2 million commitment was convertible at the option of the holder into units of the Company at $0.96 per unit. Each unit would consist of one share of common stock and one half share purchase warrant exercisable at $1.44 for a period of three years from the date of issuance.

The Company could elect to draw down on the additional funding through the issuance of units of the Company at a price based on the volume weighted average closing price of the Company’s shares of common stock on the date the Company elects to draw down from the commitment (the “Draw Down Price”). Each unit would consist of one share of common stock of the Company and one half share purchase warrant. The warrant would be exercisable at the price representing a fifty percent (50%) premium to the Draw Down Price.

On December 29, 2015, the Company drew down the remaining $5.0 million of the commitment at a price of $0.90 per unit, with each unit consisting of one share of common stock and one half warrant exercisable at $1.35 per share for a period of three years from the date of issuance. The shares were issued subsequent to December 31, 2015.

Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company determined that the conversion feature embedded in the $2.0 million commitment under the Note was required to be bifurcated from the Note and accounted for as a liability because it was considered not to be indexed to the Company’s stock due to its exercise price being denominated in a currency other than the Company’s functional currency. Therefore, pursuant to the guidance of ASC 815-15, the Company allocated the proceeds from the issuance of the Note first to the fair value of the embedded conversion feature, with a corresponding discount allocated to the Note. This resulted in a debt discount of $691,875 in connection with the Note. This debt discount would be amortized using the effective interest method over the term of the Notes. During the nine months ended December 31, 2015, the Company did not record any accretion in respect of this discount, because the Note was immediately converted, as noted below.

As agreed, the Company repaid the $2.0 million Note through the issuance of 2,083,333 shares of common stock at a price of $0.96 per share and 1,041,667 warrants exercisable at $1.44 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on November 10, 2015.

As a result of the bifurcation of the embedded conversion option, for accounting purposes, two instruments were considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting has been applied. Consequently, the shares issued pursuant to the conversion are recorded at their fair value on the date of issuance, determined with reference to their quoted market price on the date of conversion. The resulting difference between the fair value of the shares issued, less the fair value of the related conversion feature and the carrying value of the related debt, is recorded as a gain or loss on the consolidated statement of operations. During the nine months ended December 31, 2015, the Company recorded a net loss on extinguishment of debt of $268,334 in connection with the conversion of the Note.

On December 29, 2015, the Company received the remaining $5.0 million commitment in accordance with the terms of this agreement. In exchange, the Company issued 5,555,556 common shares and 2,777,778 warrants exercisable at $1.35 for a period of three years from the date of issuance. The shares and warrants were delivered to A&B on January 7, 2016. As a result, the balance of the $5.0 million is reflected in the Company’s financial statements as an obligation to issue shares and warrants as at December 31, 2015.

8.	COMMITMENTS AND CONTINGENCIES

(a)

The Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 16,035,026 shares, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent- pending technology.

(b)

On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica where Ximedica will design, develop and produce PoNS™ product solution suitable for clinical trial and commercial sale. Under the program, the Company is responsible for ensuring the device is in compliance with relevant laws and regulations. The agreed budget for phase 1B of development is $499,000; phase 2 is $1,065,000; Phase 3 and 4 is $1,389,000 and 2nd software development cycle is $586,000, of which $4,708,223 was expensed as research and development since inception to December 31, 2015. Invoices are to be issued monthly for work in progress. The Company can cancel the project at any time with a written notice at least 30 days prior to the intended date of cancellation. As of December 31, 2015, the Company recorded a prepaid expense of $300,000 to Ximedica which will be applied at the end of the project. During the period ended December 31, 2015, the Company incurred charges of $1,608,235 (December 31, 2014 - $2,226,283) pursuant to this agreement.

(c)

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainier Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages in excess of $225,000. On December 2, 2015 the Company entered into a settlement agreement with the plaintiffs for an amount of €57,000. The parties have since executed the settlement agreement for the aforementioned amount and the case has been dismissed without prejudice.

9.	RELATED PARTY TRANSACTIONS

For the period ended December 31, 2015, the Company was a party to the following related party transactions:

During the period ended September 30, 2015, the Company paid $146,965 (December 31, 2014 - $16,000) in consulting fees to directors of the Company.

During the period ended December 31, 2015, $38,367 (December 31, 2014 - $351,878) was included in research & development expenses as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

During the period ended December 31, 2015, $94,954 (December 31, 2014 - $48,009) was included in wages & salaries expenses as the fair value of stock-based compensation attributed to the options granted to directors.

10.	CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated to reflect the correction of an error in the re-measurement of non-employee stock option awards that had yet to vest. This restatement was announced in the Company’s current report on Form 8-K filed on January 11, 2016.

Previously, the Company had recorded the stock-based compensation for the period ended December 31, 2014 based on the fair value of the awards on their respective grant dates. Under the provisions of ASC 505-50, the Company is required to measure stock-based compensation for non-employees at the earlier of the performance commitment date or the date that the services have been completed. A performance commitment date exists only when the counterparty has sufficient disincentive not to complete. Otherwise, the Company is required to re-measure unvested non-employee options at their respective fair values until the services have been completed or once the options have vested. Under the terms of the Company’s stock option awards to non-employees, there were no performance disincentives. As a result the Company is required to re-measure its non-employee awards until they have vested. This also affects the calculation of the change in fair value of derivative liability which appears on the Company’s statements of comprehensive income (loss).

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended December 31, 2015 as follows:

	Three months ended December 31, 2014
	As Originally Reported	Adjustment	As Restated
Consulting fees	$1,694,685	($793,495)	$901,190
Research and development	$952,343	$239,463	$1,191,806
Wages and salaries	$603,492	($471,373)	$132,119

Loss from operations	($4,117,423)	$1,025,405	($3,092,018)

Interest and other income	$2,845	$6,570	$9,415
Change in fair value of derivative liability	($55,589)	($20,947)	($76,536)
Foreign exchange	$687,148	($6,570)	$680,578

Net income (loss) for the period	$(3,483,019)	$1,004,458	$(2,478,561)

Comprehensive income (loss) for the period	$(4,190,894)	$1,004,458	$(3,186,436)

Basic and diluted loss per share	$(0.06)	$0.02	$(0.04)

	Nine months ended December 31, 2014
	As Originally Reported	Adjustment	As Restated
Consulting fees	$2,336,051	($1,168,508)	$1,167,543
Research and development	$2,668,529	$527,817	$3,196,346
Wages and salaries	$1,253,494	($569,119)	$684,375

Loss from operations	($8,449,159)	$1,209,810	($7,239,349)

Change in fair value of derivative liability	($818,382)	$147,592	($670,790)

Net loss for the period	$(9,156,043)	$1,357,402	$(7,798,641)

Comprehensive loss for the period	$(9,551,073)	$1,357,402	$(8,193,671)

Basic and diluted loss per share	$(0.17)	$0.03	$(0.14)

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, our ability to maintain and enforce our intellectual property rights, government regulations, operating costs, our ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this annual report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

INDUSTRY AND MARKET DATA

Within this quarterly report on Form 10-Q, we reference information, statistics and estimates regarding the medical devices and healthcare industries. We have obtained this information from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of this information. Some data and other information are also based on the good faith estimates of management, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable but have not independently verified them. The industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as amended and refiled with the Securities and Exchange Commission (the “SEC”) on January 11, 2016, and in “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our interim condensed consolidated financial statements for the periods ending December 31, 2014. See Note 10 “Correction Of An Error In Previously Issued Financial Statements” to the Company’s interim condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

The following discussion and analysis of our results of operations, financial condition and plan of operations should be read in conjunction with our audited financial statements for the year ended March 31, 2015. The discussion below contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Item 1. Business – Business Uncertainties and Going Concern Risk” and elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as amended and refiled with the SEC on January 11, 2016.

Results of Operations

Three and Nine Months Ended December 31, 2015 Compared to the Three and Nine Months Ended December 31, 2014

Revenues

During the three and nine months ended December 31, 2015 and December 31, 2014, we did not generate any revenues from the commercial sales of products or services.

Operating Expenses

Operating expenses incurred during the three months ended December 31, 2015 were $2,840,657 (December 31, 2014 - $3,092,018) and $6,402,104 during the nine months ended December 31, 2015 (December 31, 2014 - $7,239,349). Significant changes and expenditures are outlined as follows:

•

Advertising, marketing, and IR expenses were $161,594 for the three months ended December 31, 2015 (December 31, 2014 - $175,325) and $710,175 for the nine months ended December 31, 2015 (December 31, 2014 - $579,507). The increase of $130,668 between the nine-month periods relates to an increase in advertising and promotion expenses and investor relation consulting fees.

•

Audit and accounting fees were $36,976 for the three months ended December 31, 2015 (December 31, 2014 - $4,457) and $141,176 for the nine months ended December 31, 2015 (December 31, 2014 - $45,938). Audit and accounting fees increased by $95,238 between the nine-month periods mainly due to the requirement to review and audit the Company’s financial statements since it became a reporting issuer in the United States.

•

Consulting fees were $59,504 for the three months ended December 31, 2015 (December 31, 2014 - $901,190) and $140,498 for the nine months ended December 31, 2015 (December 31, 2014 - $1,167,543). The decrease over the three and nine month periods was mainly due to the initial expense recorded during the three and nine month periods ended December 31, 2014, associated with the granting of options to consultants for providing services.

•

Insurance expenses were $30,018 for the three months ended December 31, 2015 (December 31, 2014 - $22,287) and $90,022 for the nine months ended December 31, 2015 (December 31, 2014 - $52,060). The increase over the three and nine month periods in insurance expenses was mainly due to the need for general liability, directors’ and officers’, and product insurance as the Company continues its research and development plans.

•

Legal fees were $761,752 for the three months ended December 31, 2015 (December 31, 2014 – $500,028) and $1,260,798 for the nine months ended December 31, 2015 (December 31, 2014 - $1,064,453). The significant increase in legal fees was primarily due to the increase in legal activity to ensure current and quality regulatory filings since becoming a public company in Canada and a reporting issuer in the United States. The development of our intellectual property and the commercialization of the PoNS™ device is still being carried out to secure our intellectual property, including the issuance of new patents.

•

Meals and travel expenses were $118,155 for the three months ended December 31, 2015 (December 31, 2014 - $102,098) and $245,825 for the nine months ended December 31, 2015 (December 31, 2014 - $209,150). The increase of $36,675 between the nine-month periods was primarily due to expenses incurred while traveling to and from various investor and medical conferences as well as required travel for personnel to coordinate fundraising efforts and our clinical trials.

•

Office expenses were $30,369 for the three months ended December 31, 2015 (December 31, 2014 - $45,466) and $83,133 for the nine months ended December 31, 2015 (December 31, 2014 - $163,762). The significant decrease in office expenses for the three and nine month periods was mainly due to the fact that we have established our operations and acquired all necessary office equipment in order to carry out our operations. Office expenses include general and administrative expenses as well as computer and internet expenses, telephone expenses, professional fees, and rent expenses.

•

Research and development (“R&D”) expenses were $1,291,605 for the three months ended December 31, 2015 (December 31, 2014 - $1,191,806) and $2,664,063 for the nine months ended December 31, 2015 (December 31, 2014 - $3,196,346). Expenses for the nine month period ended December 31, 2014, include expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants relating to design and manufacturing of the PoNS™ device. As such, true R&D expenditures have increased, especially over the three month period ended December 31, 2015, primarily due to the continuous research and development efforts relating to the PoNS™ device, especially activities relating to preparation and launch of the registrational clinical trial for treating balance disorder associated with mild to moderate traumatic brain injury, our commercial development-to-supply program with Ximedica, LLC (“Ximedica”), a contract manufacturer, and Montreal NeuroFeedback's 12- month pilot clinical trial for multiple sclerosis.

•

Transfer agent and regulatory fees were $35,635 for the three months ended December 31, 2015 (December 31, 2014 - $17,242) and $84,587 for the nine months ended December 31, 2015 (December 31, 2014 - $76,215). The increase in transfer agent and regulatory fees stems from the increased regulatory filing requirements associated with U.S. and Canadian filings.

•

Wages and salaries expenses were $315,049 for the three months ended December 31, 2015 (December 31, 2014 - $132,119) and $981,827 for the nine months ended December 31, 2015 (December 31, 2014 - $684,375). Included in the amounts accounted for as wages and salaries were funds received from the U.S. Army Medical Research and Materiel Command (“USAMRMC”) of $167,672 that were directly attributable to wages.

Non-Operating Items

We recorded a gain of $440,118 in respect of non-operating items during the three months ended December 31, 2015 (December 31, 2014 – gains of $613,457) and gains of $2,865,065 for the nine months ended December 31, 2015 (December 31, 2014 – losses of $559,292). Significant changes are outlined as follows:

•

Interest and accretion expenses of $26,108 for the three months ended December 31, 2015 (December 31, 2014 – $nil) and $26,108 for the nine months ended December 31, 2015 (December 31, 2014 - $176,488). These charges relate to the accretion of two separate convertible debenture discounts, one of which was converted and settled in fiscal 2015, and the other which was converted and settled in the quarter ending December 31, 2015.

•

Interest and other income for the three months ended December 31, 2015 was $122,101 (December 31, 2014 - $9,415) and $149,849 for the nine months ended December 31, 2015 (December 31, 2014 - $20,036). Income from interest related to our cash held in interest bearing accounts. Income increased slightly due to the Company’s sale of some clinical devices to testing facilities in Canada, Australia, Russia, and the US.

•

Change in fair value of derivative liability for the three months ended December 31, 2015 was ($261,802) (December 31, 2014 - $(76,536)) and $1,627,844 for the nine months ended December 31, 2015 (December 31, 2014 - $(670,790)). The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and the change in our stock price. The derivative liabilities do not represent cash liabilities.

•

Foreign exchange gain for the three months ended December 31, 2015 were $337,593 (December 31, 2014 – gains of $680,578) and gains of $845,146 for the nine months ended December 31, 2015 (December 31, 2014 – gains of $267,950). The gains for the current three and nine month periods stem from our predominantly US dollar holdings and the translation of the balance of the Canadian dollar intercompany accounts to the reporting currency.

•

Gain on the extinguishment of debt relating to the A&B convertible promissory note for the three and nine month periods ended December 31, 2015 was $268,334 (December 31, 2014 - $nil). As a result of the bifurcation of the embedded conversion option, for accounting purposes, two instruments were considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting has been applied. Consequently, the shares issued pursuant to the conversion are recorded at their fair value on the date of issuance, determined with reference to their quoted market price on the date of conversion. The resulting difference between the fair value of the shares issued, less the fair value of the related conversion feature and the carrying value of the related debt, is recorded as a gain or loss on the consolidated statement of operations.

Net income (loss)

The net loss was $2,400,539 for the three months ended December 31, 2015 (December 31, 2014 – net loss of $2,478,561) and a net loss of $3,537,039 for the nine months ended December 31, 2015 (December 31, 2014 – net loss of $7,798,641). The decrease in net losses between the nine-month periods of $4,261,602 resulted primarily from a decrease in most operating expenses, especially consulting fees, research and development, and wages and salaries, as well as material differences in the change in fair value of the derivative liability and foreign exchange.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Cash and cash equivalents	$4,350,350	$418,893
Working capital (deficit)	$(1,158,081)	$18,543

As of December 31, 2015, our current assets were $5,255,498 (March 31, 2015 - $1,216,347), which increased mostly due to the Company’s draw-down of the A&B convertible promissory note. Current liabilities of $6,413,579 (March 31, 2015 - $1,197,804) increased due to an increase in our operations since the closing of a private placement and our acquisition of NHC and as a result of a $5.0 million obligation to issue shares and warrants. Working capital was ($1,158,081) (March 31, 2015 – $18,543). Our current assets as of December 31, 2015 consisted of cash and cash equivalents of $4,350,350 (March 31, 2015 - $418,893), which increased mostly due to the Company’s draw-down of the A&B convertible promissory note, short-term investment of $nil (March 31, 2015 - $378,000), which decreased as a result of cashing and closing certain term deposits with our banking institution, receivables of $121,586 (March 31, 2015 - $8,833), which increased due to the larger amount of refundable Canadian commodity tax receivable based on the Company’s increase in Canadian operations, and prepaid expenses of $783,562 (March 31, 2015 - $410,621), which include prepayments to Ximedica, software providers, and insurance providers. Our current liabilities as of December 31, 2015 consisted of accounts payable and accrued liabilities of $1,413,579 (March 31, 2015 - $1,197,804), which increased due to our increased operations.

As a result of our increased activity, the accumulated deficit increased from $19,423,451 as at March 31, 2015 to $22,960,490 as of December 31, 2015.

We currently have limited working capital and liquid assets. Our cash and cash equivalents as of December 31, 2015 were $4,350,350. To date we have not generated any revenue from the commercial sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion of the design of the PoNS™ device, FDA clearance of the PoNS™ device for treating balance disorder associated with mild to moderate TBI, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates.

We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to us. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs through the third quarter of calendar 2016.

Statement of Cash Flows

Nine Months ended December 31, 2015 compared to the Nine Months ended December 31, 2014

During the nine months ended December 31, 2015, our net cash increased by $3,854,352 (December 31, 2014 – increase of $2,890,431), which included net cash used in operating activities of $6,254,526 (December 31, 2014 - $4,379,967) stemming from our increase in operations, net cash provided by investing activities of $378,000 (December 31, 2014 - $nil) stemming from the redemption of a short-term investment and net cash provided by financing activities of $9,730,881 (December 31, 2014 - $7,270,398) stemming mainly from the closing of multiple private placements and drawing down of the A&B convertible promissory note and credit facility.

Cash Used in Operating Activities

Operating activities in the nine months ended December 31, 2015 used cash of $6,254,529 (December 31, 2014 - $4,379,967). This was made up of a net loss of $3,537,039 (December 31, 2014 - $7,798,641) less adjustments for non-cash items such as accretion of $23,959 (December 31, 2014 – $176,488), change in fair value of derivative liability of ($1,627,844) (December 31, 2014 – $670,790), stock based compensation of $431,986 (December 31, 2014 - $1,970,345), a gain on extinguishment of debt of $268,334 (December 31, 2014 - $nil), receivables of ($119,567) (December 31, 2014 – ($2,035)), accounts payable of $128,457 (December 31, 2014 – $975,694), prepaid expenses of ($384,629) (December 31, 2014 – ($150,364)) and foreign exchange on re-measurement of ($901,518) (December 31, 2014 – ($222,244)). Receivables increased due to the higher amount of refundable Canadian commodity tax and the Company’s reimbursements from the USAMRC. Prepaid expenses increased due to our increase in operations, while payables decreased due to the fact that we paid off some material amounts owing throughout the nine month period.

Cash Provided by Investing Activities

During the nine months ended December 31, 2015, cash provided by investing activities totaled $378,000 (December 31, 2014 - $nil). This was made up of the redemption of a short-term investment.

Cash Provided by Financing Activities

During the nine months ended December 31, 2015, financing activities provided cash of $9,730,881 (December 31, 2014 - $7,270,398). Financing activities during the nine month period ended December 31, 2015, consisted of: issuance of share capital of $2,871,981 (December 31, 2014 - $7,017,009) stemming from multiple private placements, share issue costs of ($141,100) (December 31, 2014 – ($379,806)), and proceeds from convertible debt of $7,000,000 (December 31, 2014 - $633,195).

Off Balance Sheet Arrangements

To the best of management’s knowledge, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

In May, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606 and IFRS 15). This standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations and cash flows.

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

Financial Instruments and Other Risks

We are exposed to credit risks and market risks related to changes to interest rates and foreign currency exchange rates, each of which could affect the value of our current assets and liabilities. We invest our cash equivalents in fixed rate, highly liquid and highly rated financial instruments such as guaranteed investment contracts, or GICs. At December 31, 2015, our cash and cash equivalents were held as cash. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the relative short-term nature of the investments. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk. We are subject to foreign exchange rate fluctuations that could have a material effect on our total net assets or net loss. We are exposed to interest rate cash flow risk on our cash and cash equivalents as these instruments bear interest on current market rates.

Item 4.	Controls And Procedures

In connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and has concluded that our disclosure controls and procedures were ineffective as of December 31, 2015. In particular, the Company’s management determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to remeasurement of the fair value of the Company’s stock options awarded to non-employees that had not yet vested, which led us to restate our interim condensed consolidated financial statements. The restatement is more fully described in Note 12 to the restated audited financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended March 31, 2015, filed with the SEC on January 11, 2016. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

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

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainier Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages in excess of $225,000. On December 2, 2015 the Company entered into a settlement agreement with the plaintiffs for an amount of €57,000. The parties have since executed the settlement agreement for the aforementioned amount and the case has been dismissed without prejudice.

On January 5, 2015, Wicab sued the Company, our subsidiary NeuroHabilitation Corporation (“NHC”), Mitch Tyler, a director of the Company and NHC and Yuri Danilov, a former director of the Company and a director of NHC, and Advanced NeuroRehabilitation, LLC (“ANR”), in the U.S. District Court for the Western District of Wisconsin. ANR is the licensor to the Company of three issued patents (U.S. Patent Nos. 8,849,407 and 8,909,345 and 9,020,612) and other patents pending related to neurostimulation methods and devices. The complaint contained various state and common law claims arising from Messrs. Danilov’s and Tyler’s prior employment with Wicab and relating to ownership of two of the issued patents (U.S. Patent Nos. 8,849,407 and 8,909,345). U.S. Patent No. 9,020,612 was not included in the Wicab complaint. The complaint alleged, among other things, that following their departure from Wicab, Danilov and Tyler knowingly filed patent applications for and used ideas and inventions developed at Wicab in violation of various non-competition and confidentiality agreements, and that the two issued patents are therefore rightfully the property of Wicab. The complaint sought an unspecified amount of monetary damages, an injunction preventing NHC from using the ideas and inventions in the two patents, an order transferring ownership of the patents from ANR to Wicab, and recovery of costs and attorneys’ fees. The Company conducted an internal investigation and determined that Wicab expressly waived all rights in the two issued patents and, additionally, that Wicab’s claims were barred by the six year statute of limitations in Wisconsin. On January 14, 2015, the Company informed Wicab of its belief that the claims were barred due to the express waiver and the statute of limitations. On the same day, Wicab dismissed the complaint without prejudice.

On October 12, 2015, the Company received a letter from Wicab alleging that the two issued patents were invalid in view of prior art cited in the letter, including scientific publications and patent applications, and that Paul Bach-y-Rita, Wicab’s founder, should have been named as an inventor on these two issued patents. Wicab indicated in the letter that it may file reexamination or inter partes review proceedings with the U.S. Patent Office to attempt to invalidate the claims in the two issued patents. Wicab also stated that it would consider an unspecified “business solution” to resolve this matter. On December 10, 2015, representatives of each of the Company and Wicab met to discuss the parameters of a potential settlement. As at the date of this quarterly report on Form 10-Q, these discussions are ongoing and there can be no guarantee that a settlement will be reached. In the event that a settlement with Wicab is not reached, Wicab may file reexamination or inter partes review proceedings with the U.S. Patent Office to challenge the validity of the two issued patents. If the Company receives an adverse decision from the U.S. Patent Office in connection with these proceedings, some or all of the claims in the two patents may be invalidated or otherwise impaired, which could prevent the Company from bringing an infringement suit against a future competitor for making use of the PoNS™ technology for neurorehabilitation, and could have a material adverse effect on the Company’s business, operating results and financial condition. Wicab may also take other actions against the Company, its assets, intellectual property rights, officers, directors, employees, agents or other persons or entities which may also have a material on business, operating results and financial condition.

Except as described above, we are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of February 16, 2016, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.	Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q, and the risk factors discussed in Part I., “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2015, as amended and refiled with the SEC on January 11, 2016, in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

We have a very limited operating history and have a history of operating losses.

Helius Medical Technologies, Inc. is our holding company and it has no material assets other than cash and cash equivalents and its ownership of all of the outstanding shares of NHC, which is our wholly owned subsidiary. NHC was incorporated in Delaware on January 22, 2013 and is a development stage company that has had limited operations to date. Since our inception, we have incurred significant net losses. As of December 31, 2015, our accumulated deficit was approximately $22,960,490.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

Our report from our independent registered public accounting firm for the year ended March 31, 2015 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, our existing capital resources will be insufficient to fund our operations through the end of the third quarter of calendar 2016. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have identified a material weakness in our internal controls over financial reporting. If we do not maintain effective internal controls over financial reporting, we could fail to report our financial results accurately.

We have identified material weaknesses in our internal control over financial reporting. In connection with the filing of our Annual Report on Form 10-K for the year ended March 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015 and September 30, 2015 (the “Original Filing”), under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015, June 30, 2015 and September 30, 2015. Subsequently, the Company’s management determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at March 31, 2015, June 30, 2015 and September 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to measuring the fair value of stock options awarded to non-employees that had not yet vested, which led us to restate our consolidated financial statements for such periods.

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

We currently have a very small management team and almost no other employees. Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management, and in particular Mr. Philippe Deschamps, our President and Chief Executive Officer. Currently, Mr. Deschamps is joined by Jonathan Sackier, our Chief Medical Officer, Joyce LaViscount, our Chief Financial Officer and Chief Operating Officer and Brian Bapty, our Vice President of Strategy and Business Development, as our only full-time employees. We also have engaged 15 full-time equivalent persons as independent contractors. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on our business, operating results or financial condition.

We have incurred substantial net losses since our inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred substantial net losses since our inception. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development, research and development activities, stock based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. Even if we are successful in obtaining clearance from the FDA and launching our PoNS™ device into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current product and research and develop, and seek regulatory approvals for, other potential product candidates.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources, lack of revenue and the risk that we will not achieve our growth objective. If sales revenue from our current product or any potential product candidates that receive marketing clearance from the FDA or other regulatory body is insufficient, if we are unable to develop and commercialize any of our potential product candidates, or if our product development is delayed, we may never achieve or sustain profitability.

We will require additional financing to carry out our plan of operations and if we are unable to obtain such financing, our business may fail.

We currently have limited working capital and liquid assets. Our cash and cash equivalents as of December 31, 2015 were $4,350,350. To date we have not generated any revenue from the sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion the design of the PoNS™ device, FDA clearance of the PoNS™ device for treating balance disorder in patients with mild to moderate Traumatic Brain Injury (TBI) and balance disorder associated with Multiple Sclerosis (MS), manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue, and we do not expect to generate revenue in an amount sufficient to fund our operations for the foreseeable future. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates. Our existing capital resources will not be sufficient to enable us to fund the completion of the development and commercialization of our current product and our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidate or if, when, or to what extent we will generate revenues from the commercialization and sale of our current product candidate or potential future product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for our current product candidate and any potential future product candidates. We may be unable to raise the additional funding to finance our business on commercially reasonable terms, or at all. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations and pursue only those projects that can be funded through cash flows generated from its existing operations, if any.

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidate on terms unfavorable to us.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidate, future revenue streams, research programs or product candidate, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidate or our preclinical product candidates, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

We currently only have one product candidate, which is still in development, and we have not obtained clearance from the FDA to commercially distribute the device in the United States or clearance from Health Canada to commercially distribute the device in Canada, and we may never obtain such clearances.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, and license and development agreements through strategic partnerships with third parties. For example, we recently completed a license agreement and debt and equity financing arrangement with A&B Limited. Under the agreements with A&B, we licensed the use of our intellectual property in Asia, and arranged for financing through the issuance of significant amounts of our common stock. We currently have no products approved for commercial distribution. We currently are dependent on the potential development of a single product which is our PoNS™ device for use in the neuromodulation market. We are still developing this product, and we cannot begin marketing and selling the device in the United States and Canada until we obtain clearances from the FDA and Health Canada, respectively. We have not yet submitted applications for regulatory clearance in either the United States or Canada. The process of obtaining regulatory clearance is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the clearance of a product candidate or rejection of a regulatory application altogether. The FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data are insufficient for clearance and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or regulatory clearance of a product candidate. Any marketing authorization from the FDA or regulatory clearance we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

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

We are and will continue to be dependent in significant part on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product candidate.

We currently have a limited number of employees and resources available to perform the research and development necessary to commercialize our PoNS™ device and potential future product candidates. We therefore rely at present, and will continue to rely on third-party research institution collaborators for this capability.

Our subsidiary, NHC, is currently party to the CRADA (as defined below) with the inventors, background patent owners and the Army Laboratories. Pursuant to the CRADA, the Army Laboratories agree to cooperate with NHC on research for the ongoing design and development to determine if the PoNS™ device can be developed for commercial use in assisting physical therapy in the treatment of soldiers and others with military relevant neurological disorders, including but not limited to Tinnitus, post-traumatic stress disorder, or PTSD, pain and any subsequent indications identified by the parties. Under the terms of the CRADA, we are solely responsible to fund and oversee clinical studies for the PoNS™ device and seek FDA clearance and approval of the PoNS™ device. We are also solely responsible to complete the research and development efforts necessary to commercialize our PoNS™ device. However, the Army Laboratories has published a Notice of Intent to enter into a sole-source contractual agreement to support the execution of the registration trial for treatment of balance disorder associated with mild to moderate TBI. The objective of this contract is to defray the costs of the registration trial. The terms of the contract and the actual amount of the award are uncertain because we have not yet completed the negotiation for this contract, nor can we be assured that the Army will ever ultimately negotiate and enter into such a contract with us. The Army Laboratories also agreed in the January 12, 2015 amendment to our CRADA to be responsible to support the execution of clinical studies for the PoNS™ device as a treatment for mutually agreed upon military relevant neurological disorders, which could include but not be limited to Tinnitus, PTSD, and pain and any subsequent indications identified by the parties. The amount of such support, if any, and the terms of such responsibility to support such clinical studies are not yet negotiated and we have no assurance that we can ultimately reach agreement with the Army Laboratories on such amount or terms of support, and there can be no assurance that the Army Laboratories will not otherwise attempt to renegotiate its responsibilities under the CRADA. The Army Laboratories may terminate their obligations under the CRADA at any time upon 30 days prior written notice to us. If there are insufficient funds available to cover the necessary research and development costs for our product, the Army Laboratories could terminate the CRADA and cease research and development efforts which could jeopardize our ability to commercialize our PoNS™ device.

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

We may encounter substantial delays in our clinical trials, or our clinical trials may fail to demonstrate the safety and efficacy of our product candidate to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Delays can be costly and could negatively affect our ability to complete a clinical trial. For example, we have had delays in previous clinical trials, including those conducted for PoNS™, as a result of clinical holds imposed by the FDA or other regulatory authorities. We cannot give any assurance that we will be able to resolve any future clinical holds imposed by the FDA or regulatory authorities in other jurisdictions. If we are not able to successfully initiate and complete subsequent clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidate.

There is limited market awareness of our product and the neuromodulation market is new and uncertain.

There is currently limited to no market awareness of our product. In order to succeed, we must among other things increase market awareness of our PoNS™ product and implement a sales and marketing strategy. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated. In addition, should the neuromodulation market fail to expand, it could have a materially adverse effect on our business and financial position.

Our PoNS™ technology is a new “untested” form of neurostimulation therapy and the medical community tends not to adopt new therapies very rapidly, which may have a material adverse effect on our business and financial position.

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

In order to be successful, we must expand our products beyond our single product by commercializing new potential product candidates, but we may not be able to do so in a timely fashion and at expected costs, or at all.

In order to be successful, we will need to expand our product lines beyond our PoNS™ device which is currently our only product. To succeed in our commercialization efforts, we must effectively continue product development and testing, obtain regulatory clearances and approvals, and enhance our sales and marketing capabilities. There is no assurance that we will succeed in bringing any of our current or potential future product candidates to market. If we fail in bringing our product candidate to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

The development of additional products is subject to the risks of failure inherent in the development of new, state of the art products, laboratory devices and products based on new technologies. These risks include: (a) delays in product development or manufacturing; (b) unplanned expenditures for product development or manufacturing; (c) failure of new products to have the desired effect or an acceptable accuracy profile; (d) emergence of superior or equivalent products; (e) failure by any potential collaborative partners to successfully develop products; and (f) the dependence on third parties for the manufacture, development and sale of our products. Because of these risks, our research and development efforts or those of potential collaborative partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, or any products are not commercially successful, we are less likely to generate significant revenues, or become profitable. The failure to perform such activities could have a material adverse effect on our business, financial condition and results of its operations.

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

Much of our know-how and technology may not be patentable, though they may constitute trade secrets. There can be no assurance, however, that we will be able to meaningfully protect our trade secrets. To help protect our intellectual property rights and proprietary technology, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for our trade secrets, knowhow or other proprietary information in the event of any unauthorized use or disclosure.

Our intellectual property has been and may be the subject of lawsuits. See Part II Item 1,“Legal Proceedings.”

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

On January 5, 2015, Wicab sued the Company, NHC, Mitch Tyler, a director of the Company and NHC and Yuri Danilov, a former director of the Company and a director of NHC, and ANR, in the U.S. District Court for the Western District of Wisconsin. ANR is the licensor to the Company of three issued patents (U.S. Patent Nos. 8,849,407 and 8,909,345 and 9,020,612) and other patents pending related to neurostimulation methods and devices. The complaint contained various state and common law claims arising from Messrs. Danilov’s and Tyler’s prior employment with Wicab and relating to ownership of two of the issued patents (U.S. Patent Nos. 8,849,407 and 8,909,345). U.S. Patent No. 9,020,612 was not included in the Wicab complaint. The complaint alleged, among other things, that following their departure from Wicab, Danilov and Tyler knowingly filed patent applications for and used ideas and inventions developed at Wicab in violation of various non-competition and confidentiality agreements, and that the two issued patents are therefore rightfully the property of Wicab. The complaint sought an unspecified amount of monetary damages, an injunction preventing NHC from using the ideas and inventions in the two patents, an order transferring ownership of the patents from ANR to Wicab, and recovery of costs and attorneys’ fees. The Company conducted an internal investigation and determined that Wicab expressly waived all rights in the two issued patents and, additionally, that Wicab’s claims were barred by the six year statute of limitations in Wisconsin. On January 14, 2015, the Company informed Wicab of its belief that the claims were barred due to the express waiver and the statute of limitations. On the same day, Wicab dismissed the complaint without prejudice.

On October 12, 2015, the Company received a letter from Wicab alleging that the two issued patents were invalid in view of prior art cited in the letter, including scientific publications and patent applications, and that Paul Bach-y-Rita, Wicab’s founder, should have been named as an inventor on these two issued patents. Wicab indicated in the letter that it may file reexamination or inter partes review proceedings with the U.S. Patent Office to attempt to invalidate the claims in the two issued patents. Wicab also stated that it would consider an unspecified “business solution” to resolve this matter. On December 10, 2015, representatives of each of the Company and Wicab met to discuss the parameters of a potential settlement. As at the date of this Prospectus, these discussions are ongoing and there can be no guarantee that a settlement will be reached. In the event that a settlement with Wicab is not reached, Wicab may file reexamination or inter partes review proceedings with the U.S. Patent Office to challenge the validity of the two issued patents. If the Company receives an adverse decision from the U.S. Patent Office in connection with these proceedings, some or all of the claims in the two patents may be invalidated or otherwise impaired, which could prevent the Company from bringing an infringement suit against a future competitor for making use of the PoNS™ technology for neurorehabilitation, and could have a material adverse effect on the Company’s business, operating results and financial condition. Wicab may also take other actions against the Company, its assets, intellectual property rights, officers, directors, employees, agents or other persons or entities which may also have a material on business, operating results and financial condition.

See Part II Item 1, “Legal Proceedings.”

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

We will be dependent on a single third-party to manufacture and supply our PoNS™ device. This manufacturer will also hold our inventory, warehouse and ship our products customers as well as handle all customer service related tasks including, order entry, order management and product warranty responsibility. Our reliance on a single third-party manufacturer to supply us with our PoNS™ device and provide such other distribution and warranty services exposes us to risks that could delay our sales, or result in higher costs or lost product revenues. In particular, our manufacturer could:

•

encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of our commercially available product to meet market demand, or it could experience similar problems that result in the manufacture of insufficient quantities of our product candidate; and

•

fail to follow and remain in compliance with the FDA-mandated QSRs, compliance which is required for all medical devices, or fail to document their compliance to QSRs, either of which could lead to significant delays in the availability of materials for our product.

If we are unable to obtain adequate supplies of our product that meet our specifications and quality standards, it will be difficult for us to compete effectively. We have no supply agreements in place with our manufacturer and it may change the terms of our future orders or choose not to supply us with products in the future. Furthermore, if such manufacturer fails to perform its obligations, we may be forced to purchase our product from other third-party manufacturers, which we may not be able to do on reasonable terms or in sufficient time, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to produce and distribute our product in a timely manner.

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

We have incurred increased costs and have become subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits, if any, or make it more difficult to run our business.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will continue to incur costs associated with the rules implemented by the SEC, the CSE, the OTCQB, and any other exchange on which our common stock may become listed. The expenses incurred by public companies for reporting and corporate governance purposes have generally been increasing. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Several people who work for us on a part-time consulting basis may be subject to conflicts of interest.

Several people who provide services to us do so on a part-time consulting basis. Each may devote part of his working time to other business endeavors, including consulting relationships with other corporate entities, and may have responsibilities to these other entities. Because of these relationships, some of the persons who provide services to us may be subject to conflicts of interest. Such conflicts may include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us.

Risks Related to Government Regulation

Before we can market and sell our products, we will be required to obtain approval and clearance by the FDA and foreign regulatory authorities. These approvals and clearances will take significant time and require significant research, development, and clinical study expenditures, and ultimately may not succeed.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our product candidate is safe and effective, sensitive and specific diagnostic tests, for its intended users;

•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•	the manufacturing process or facilities we use may not meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the FDASIA the U.S. Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. Any delay in, or failure to receive or maintain, clearance or approval for our product candidate could prevent us from generating revenue from our product candidate and adversely affect our business operations and financial results.

Even if granted, a 510(k) clearance, de novo down-classification, or pre-market approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and FDA will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with FDA’s QSR. In addition, manufacturers must register their manufacturing facilities, list the products with FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our product candidate and dissuade our customers from using our product candidate, if and when it is authorized for marketing.

We expect to be required to conduct clinical trials to support regulatory approval of some of our potential future product candidates. We have no experience in the clinical trials process, they may proceed more slowly than anticipated, and we cannot be certain that our product candidate will be shown to be safe and effective for human use.

In order to commercialize our product candidate in the United States, we may be required by the FDA to submit an application for PMA for review and approval by the FDA. A PMA application must be submitted to the FDA if our device cannot be cleared through the 510(k) clearance process or is not exempt from premarket review by the FDA. We could also be required to submit a PMA application for other potential future product candidates. If we are required by the FDA to submit a PMA application, the FDA will also require us to conduct clinical trials. The FDA could also require us to provide the FDA with clinical trial data to support some of our 510(k) premarket notifications. We will receive approval or clearance from the FDA to commercialize products requiring a clinical trial only if we can demonstrate to the satisfaction of the FDA, through well-designed and properly conducted clinical trials, that our product candidate is safe and effective and otherwise meet the appropriate standards required for approval or clearance for specified indications.

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

A number of events or factors, including any of the following, could delay the completion of our clinical trials in the future and negatively impact our ability to obtain FDA approval for, and to introduce our product candidate:

•	failure to obtain financing necessary to bear the cost of designing and conducting clinical trials;

•	failure to obtain approval from the FDA or foreign regulatory authorities to commence investigational studies;

•	conditions imposed on us by the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials;

•	failure to find a qualified CRO to conduct our clinical trials or to negotiate a CRO services agreement on favorable terms;

•	delays in obtaining or in our maintaining required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply of our product candidate or other materials necessary to conduct our clinical trials;

•	difficulties in enrolling patients in our clinical trials;

•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

•	failure on the part of the CRO to conduct the clinical trial in accordance with regulatory requirements;

•	our failure to maintain a successful relationship with the CRO or termination of our contractual relationship with the CRO before completion of the clinical trials;

•	serious or unexpected side effects experienced by patients in whom our product candidate are implanted; or

•	failure by any of our third-party contractors or investigators to comply with regulatory requirements or meet other contractual obligations in a timely manner.

Our clinical trials may need to be redesigned or may not be completed on schedule, if at all. Delays in our clinical trials may result in increased development costs for our product candidate, which could cause our stock price to decline and limit our ability to obtain additional financing. In addition, if one or more of our clinical trials are delayed, competitors may be able to bring products to market before we do, and the commercial viability of our product candidate could be significantly reduced.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidate. As a result, our financial results and the commercial prospects for our product candidate would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Our common stock is currently periodically quoted on the OTCQB. A well-establish market for our common stock may never develop in the United States. Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares. Our common stock has been listed on the CSE since June 23, 2014. Our common stock is also restricted for immediate resale in Canada pursuant to Canadian securities laws. To date, trading on the CSE in our common stock has been limited and sporadic. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock, if it occurs at all, will likely be subject to significant volatility since, among other reasons, we do not have nor will we have in the foreseeable future an active trading market in our stock. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock; and a substantial decline in the price of shares of our common stock that persists for a significant period of time could cause our common stock, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance. We caution you as to the highly illiquid nature of an investment in our shares.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, and audit committee oversight. We have not yet adopted many of these corporate governance measures, including

•	the requirement that our board of directors be composed of a majority of independent directors; and

•

the requirement that we have a nominating and corporate governance committee, a compensation committee and an audit committee composed entirely of independent directors, with written charters addressing the committees’ purpose and responsibilities.

It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

If and when a larger trading market for our common stock develops, the market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them, or at all.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	significant sales of our common stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

Any future sales of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Future sales or issuances of equity securities could decrease the value of our common stock, dilute stockholders’ voting power and reduce future potential earnings per share. We intend to sell additional equity securities in future offerings (including through the sale of securities convertible into shares of our common stock) and may issue additional equity securities to finance our operations, development, acquisitions or other projects. We cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of our common stock. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in our earnings per share.

Our two major shareholders have the ability to take shareholder action without the involvement of our other shareholders.

In accordance with our governing documents, any action required to be taken at a shareholders' meeting may be taken without a meeting if consents in writing setting forth the action so taken are signed by the holders of our outstanding shares having not less than the minimum number of votes that would be required to authorize or take the action at a meeting at which all shares entitled to vote on the action were present and voted. Currently, our two major shareholders, MPJ Healthcare, LLC and ANR, hold approximately 44% of our outstanding shares of common stock. Philippe Deschamps, our Chief Executive Officer, and Jonathan Sackier, our Chief Medical Officer, each serve on the board of members of MPJ Healthcare.

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

We are authorized to issue an unlimited number of Class A common stock, and we intend to issue significantly more shares to raise capital, which could result in substantial dilution to your investment in our shares.

Our Articles of Incorporation authorize the issuance of an unlimited number of Class A common shares, that can be issued for such consideration and on such terms and conditions as are established by our board of directors without the approval of any of our shareholders. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected. We may issue additional common shares in connection with a future financing or acquisition. The issuance of additional common shares may dilute an investor’s investment in us and reduce cash available for distribution per common share, if any dividends are declared by the board of directors in the future.

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

A significant portion of our outstanding common stock may be sold into the public market in the future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the market perception that the holders of a large number of shares of our common stock intend to sell shares, could reduce the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, not including any equity in that person’s or person’s spouse’s primary residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES

Other than previously reported in our current reports on Form 8-K, we did not sell any securities in transactions that were not registered under the Securities Act of 1933 during the three months ended December 31, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger among Helius Medical Technologies, Inc., HMT Mergersub, Inc. and NeuroHabilitation Corporation, dated June 6, 2014 (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the Securities and Exchange Commission on July 14, 2014)

2.2**

Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 9, 2015 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2015)

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
10.1

Convertible Promissory Note between the Company and A&B (HK) Company Limited, dated as of October 9, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 16, 2015)

10.2	Modification No. 3 to the CRADA, dated December 28, 2015 (incorporated by reference to Exhibit 2.1 to the Form 8–K filed with the Securities and Exchange Commission on December 31, 2015)
10.3	Employment Agreement between Helius Medical Technologies, Inc. and Joyce LaViscount, dated October 19, 2015*
10.4	Employment Agreement between Helius Medical Technologies, Inc. and Brian Bapty, dated November 2, 2015*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

** Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Date: February 16, 2016	By	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Date: February 16, 2016	By	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting Officer)