Form 10-Q/A
period 2015-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-04-26
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2016
Class A Common Stock	81,408,209

Explanatory Note

Helius Medical Technologies, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Second Amendment”) to amend its Quarterly Report on Form 10-Q for the three months ended June 30, 2015, as filed on August 14, 2015 (the “Original Filing”) and previously amended on January 11, 2016 (the “First Amended Filing”), to restate its interim condensed consolidated financial statements as of and for the three months ended June 30, 2015, as a result of an error in the classification of warrants issued in private placements conducted in April, June, and July 2015. The Company previously recorded the issuance of warrants in private placements conducted in April, June, and July 2015 as equity instruments instead of liabilities. The warrant exercise prices are denominated in U.S. dollars whereas the functional currency of the Company is the Canadian dollar; as such, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Comprehensive Loss. See Note 10 “Second Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements. The Company previously filed the First Amended Filing to restate its interim condensed consolidated financial statements as of and for the three months ended June 30, 2015, as a result of the Company not previously re-measuring the fair value of stock options awarded to non-employees that had not yet vested. See Note 9 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

In connection with the Original Filing and the First Amended Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation and warrants was a deficiency in its internal control over financial reporting resulting from the material weaknesses identified at June 30, 2015.

Except as required to reflect the effects of the corrections for the items above, no additional modifications or updates have been made to the Original Filing and are set forth in this Second Amendment. Information not affected by these corrections remains unchanged and reflects the disclosure made at the time of the Original Filing and the First Amendment. This Second Amendment does not describe other events occurring after the Original Filing or the First Amendment, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and the First Amendment, as information in such reports and documents may update or supersede certain information contained in this Second Amendment.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Second Amendment as Exhibits 31.1, 31.2, and 32.1 respectively.

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HELIUS MEDICAL TECHNOLOGIES, INC.
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

		March 31,
	June 30,	2015
	2015	(audited)
	(Restated – Note 9)	(Restated – Note 9)
	(Restated – Note
	10)
	$	$
ASSETS
Current assets
Cash and cash equivalents	971,863	418,893
Short-term investment	-	378,000
Receivables	24,231	8,833
Prepaid expenses	434,245	410,621
Total current assets	1,430,339	1,216,347

TOTAL ASSETS	1,430,339	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,583,499	1,197,804
Total current liabilities	1,583,499	1,197,804

Derivative liability (Notes 2 and 5)	2,255,499	1,581,444
TOTAL LIABILITIES	3,838,998	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized);
(64,303,924 shares outstanding at June 30, 2015 and 63,104,788
shares outstanding at March 31, 2015) (Note 4)	18,296,368	16,358,093
Additional paid-in capital	2,053,907	2,434,552
Shares to be issued	-	39,545
Accumulated other comprehensive income	(931,014)	(971,640)
Accumulated deficit	(21,827,920)	(19,423,451)
TOTAL CAPITAL DEFICIT	(2,408,659)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	1,430,339	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss
for the three months ended June 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	June 30, 2015	June 30, 2014
	(Restated – Note 9)	(Restated – Note 9)
	(Restated – Note
	10)
	$	$
Operating Expenses
Advertising, marketing & investor relations	308,213	46,226
Audit & accounting	80,462	10,645
Consulting fees (Note 7)	105,987	51,323
Insurance	29,539	7,486
Legal fees	293,736	219,934
Meals & travel	95,867	29,441
Office & general	26,039	21,424
Professional fees	-	13,125
Research & development	1,370,926	750,354
Transfer agent & regulatory	32,579	15,260
Wages and salaries	492,427	218,611

Loss from operations	(2,835,775)	(1,383,829)

Other items
Interest expense	(53)	(176,488)
Interest income	-	2,810
Change in fair value of derivative liability (Note 2)	512,784	-
Foreign exchange loss	(81,425)	(6,446)
	431,306	(180,124)

Net loss for the period	(2,404,469)	(1,563,953)

Other comprehensive income
Translation adjustments	40,626	106,059

Comprehensive loss for the period	(2,363,843)	(1,457,894)

Basic and diluted loss per common stock	(0.04)	(0.04)

Weighted average number of common stock outstanding basic & diluted	63,722,378	38,812,706

(The accompanying notes are an integral part of these financial statements.)

						Accumulated
			Additional		Accumulated	other
	Common		Paid-In	Shares to be	Deficit	comprehensive	Capital
	Stock	Amount	Capital	Issued		income (loss)	(Deficit)
		(Restated – Note 10)	(Restated – Note 10)		(Restated – Note 10)
		$	$	$	$	$	$

Balance March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)

Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926

Issuance of common stock for private placement	849,273	1,465,524	-	-	-	-	1,465,524

Issuance of common stock for private placement	335,463	585,702	-	(39,545)	-	-	546,157

Share issuance cost	-	(124,877)	-	-	-	-	(124,877)

Stock-based compensation on 2,970,000 options granted	-	-	174,676	-	-	-	174,676

Stock-based compensation on 400,000 options granted	-	-	135,564	-	-	-	135,564

Fair value of non-employee vested options reallocated to derivative liability	-	-	(690,885)	-	-	-	(690,885)

Net loss for the period	-	-	-	-	(2,404,469)	-	(2,404,469)

Translation adjustments	-	-	-	-	-	40,626	40,626

Balance June 30, 2015 (Restated Note 9) (Restated Note 10)	64,303,924	18,296,368	2,053,907	-	(21,827,920)	(931,014)	(2,408,659,)

(The accompanying notes are an integral part of these financial statements.)

	June 30, 2015	June 30, 2014
	(Restated – Note 9)	(Restated – Note 9)
	(Restated – Note
	10)
	$	$
Cash flows from operating activities
Net loss for the period	(2,404,469)	(1,563,953)
Items not involving cash:
Change in fair value of derivative liability	(512,784)	-
Stock-based compensation	310,240	333,490
Accretion	-	176,488
Changes in non-cash working capital items:
Receivables	(15,264)	-
Prepaid expenses	(22,205)	(108,895)
Accounts payable and accrued liabilities	382,844	622,002
Foreign exchange re-measurement	115,638	-
Net cash used in operating activities	(2,146,000)	(540,868)

Cash flows from investing activities
Short-term investment	378,000	-
Cash acquired on recapitalization	-	23,904
Proceeds from bridge loan	-	150,000
Net cash provided by investing activities	378,000	173,904

Cash flows from financing activities
Proceeds from the issuance of shares	2,023,607	6,607,402
Proceeds from the issuance of warrants	495,954	-
Share issuance costs	(124,877)	-
Proceeds from the issuance of convertible debt	-	633,195
Net cash provided by financing activities	2,394,684	7,240,597

Effect of foreign exchange rate changes on cash	(73,714)	140,658

Net change in cash	552,970	7,014,291

Cash, beginning of the period	418,893	15,968

Cash, end of the period	971,863	7,030,259

Supplemental cash flow information
Interest paid in cash	-	-
Income taxes paid in cash	-	-

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $2,404,469 for the three months ended June 30, 2015 and, as of June 30, 2015, the Company has an accumulated deficit of $21,827,920 (March 31, 2015 - $19,423,451). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $971,863 as of June 30, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

A summary of the Company’s Level 3 liabilities for the periods ended June 30, 2015 and 2014 are as follows:

Non-Employee Options

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014
	$	$
Beginning fair value	1,581,444	-
Issuance of non-employee options	-	-
Reallocation of vested non-employee options	690,885	-
Change in fair value	(426,246)	-
Ending fair value of non-employee options	1,846,083	-

Warrants

Beginning fair value	-	-
Issuance of warrants	495,954	-
Change in fair value	(86,538)	-
Ending fair value of warrants	409,416	-
Ending fair value of Level 3 liability	2,255,499	-

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

The options outstanding and exercisable at June 30, 2015 are as follows:

		Options
		outstanding
		remaining
		contractual life	Exercise	Grant date fair	Number of options
Number of options	Expiry date	(years)	Price (CAD)	value (CAD)	exercisable

3,520,000	June 18, 2019	3.97	$ 0.60	$ 0.23	2,346,669
250,000	June 20, 2019	3.98	$ 0.60	$ 0.23	156,250
100,000	July 14, 2017	2.04	$ 2.52	$ 1.06	100,000
450,000	December 8, 2019	4.44	$ 2.92	$ 1.65	450,000
100,000	December 8, 2019	4.44	$ 2.92	$ 1.49	33,334
400,000	December 8, 2019	4.44	$ 2.96	$ 1.56	200,000
100,000	March 16, 2020	4.72	$ 3.20	$ 1.61	33,334
4,920,000					3,319,587

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

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the three months ended June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
	(Restated Note 9)	(Restated Note 9)
	$	$

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	-
Reallocation of vested non-employee options	690,885	-
Change in fair value of non-employee stock options during the period	(426,246)	-

Fair value of non-employee options, end of the period	1,846,083	-

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

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
	(Restated Note 9)	(Restated Note 9)
	$	$

Consulting fees	48,505	44,172
Research and development	(15,750)	147,398
Wages and salaries	277,485	141,920

	310,240	333,490

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

(b)   Share Purchase Warrants

During the three months ended June 30, 2015, the Company issued an aggregate of 638,741 common stock purchase warrants that are required to be accounted for as liabilities pursuant to ASC 815 because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency.

Pursuant to the guidance of ASC 815, warrants having an exercise price denominated in a currency other than the functional currency of the Company are required to be accounted for as liabilities are accounted for at their respective fair values, with the change in fair value recorded on the consolidated statement of operations as other income.

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the periods ended June 30, 2015 and June 30, 2014:

	Three months ended June 30, 2015 $	Three months ended June 30, 2014 $

Fair value of warrants, beginning of the period	-	-
Issuance	495,954	-
Change in fair value of warrants during the period	(86,538)	-

Fair value of warrants, end of the period	409,416	-

The fair value of the warrants issued during the periods ended June 30, 2015 and 2014 were estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	June 30, 2015	June 30, 2014
Stock price	$1.94	-
Exercise Price	$2.15 - $3.00	-
Expected life	2.83 – 4.99 years	-
Expected volatility	67.85%	-
Risk – free interest rate	1.01% - 1.76%	-
Dividend rate	0.00%	-

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

10.    SECOND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued and restated financial statements have been restated to reflect the correction of an error in the classification of the warrants issued in the First Financing and the Second Financing.

Previously, the Company had recorded the First Financing Warrants, First Financing Finders Warrants, Second Financing Warrants, and Second Financing Finders Warrants (collectively, the “Warrants”) as equity instruments. Under the provisions of ASC 815-40-15, if the exercise price of an instrument is denominated in a currency other than the Company’s functional currency, the instrument shall not be considered as indexed to the Company’s own stock because it is exposed to fluctuations in foreign currency exchange rates. Instead, the instrument should be recorded as a liability at fair value through profit or loss. The functional currency of the Company is the Canadian dollar but the exercise prices of the Warrants are denominated in U.S. dollars, so under ASC 815-40-15, the Warrants must be classified as liabilities at fair value through profit or loss. As a result, the Company is required to reclassify the fair value of the Warrants from equity to liability through profit or loss.

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended June 30, 2015 as follows:

	June 30, 2015
	As reported after first restatement	Adjustment	As restated
Derivative liability	$1,846,083	$409,416	$2,255,499
Common stock	$18,792,322	($495,954)	$18,296,368
Additional paid-in capital	$2,074,681	($20,774)	$2,053,907
Accumulated deficit	$21,935,232	($107,312)	$21,827,920

Change in fair value of derivative liability	$405,472	$107,312	$512,784
Net loss for the year	($2,511,781)	$107,312	$(2,404,469)

Comprehensive loss for the year	$(2,471,155)	$107,312	$(2,363,843)
Basic and dilued loss per share	$(0.04)	$ -	$(0.04)

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement of our interim condensed consolidated financial statements for the three months ended June 30, 2015. See Note 9 “Restatement of Previously Issued Financial Statements” and Note 10 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

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

Non-Operating Items

We recorded a gain of $431,306 in respect of non-operating items during the three months ended June 30, 2015 as compared to a loss of $180,124 for the three months ended June 30, 2014. Significant changes are outlined as follows:

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

  Change in fair value of derivative liability for the three months ended June 30, 2015 was $512,784 as compared to $nil for the three months ended June 30, 2014. The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC, the change of the remaining terms of our Warrants, and the change in our stock price. The derivative liabilities do not represent cash liabilities.

  Foreign exchange losses for the three months ended June 30, 2015 were $81,425 as compared to losses of $6,446 for the three months ended June 30, 2014. The losses stem from our Canadian dollar holdings as well as translating the balance of the Canadian dollar intercompany to the reporting currency.

Net Loss

The net loss was $2,404,469 for the three months ended June 30, 2015 and $1,563,593 for the three months ended June 30, 2014. The increase in net loss of $840,876 resulted primarily from an increase in most operating expenses, especially advertising, marketing and IR, insurance expenses, legal fees, research and development, wages and salaries and expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants.

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

As a result of our increased activity, the accumulated deficit increased from $19,423,451 as at March 31, 2015 to $21,827,920 as at June 30, 2015.

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

Statement of Cash Flows

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014

During the quarter ended June 30, 2015, our net cash increased by $552,970 (June 30, 2014 - $7,014,291), which included net cash used in operating activities of $2,146,000 (June 30, 2014 - $540,868) stemming from our increase in operations, net cash provided by investing activities of $378,000 (June 30, 2014 - $173,904) stemming from the closing of a number of short-term investment accounts and net cash provided by financing activities of $2,394,684 (June 30, 2014 - $7,240,597) stemming mainly from the closing of multiple private placements. The effect of changes in foreign exchange rates for the period was $(73,714) (June 30, 2014 - $140,659).

Cash Used in Operating Activities

Operating activities in the three months ended June 30, 2015 used cash of $2,146,000 (June 30, 2014 - $540,868). This was made up of a net loss of $2,404,469 (June 30, 2014 - $1,563,953) less adjustments for non-cash items such as accretion of beneficial conversion feature of $nil (June 30, 2014 – $176,488), change in fair value of derivative liability of ($512,784) (June 30, 2014 – $nil), stock based compensation of $310,240 (June 30, 2014 - $333,490), receivables of ($15,264) (June 30, 2014 - $nil), accounts payable of $382,844 (June 30, 2014 – $622,002), prepaid expenses of ($22,205) (June 30, 2014 – $108,895) and foreign exchange on re-measurement of $115,638 (June 30, 2014 - $Nil). Receivables increased due to the higher amount of refundable Canadian commodity tax. Payables and prepaid expenses increased due to our increase in operations.

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

Cash Provided by Financing Activities

During the three months ended June 30, 2015, financing activities provided cash of $2,394,684(June 30, 2014 - $7,240,597). Financing activities during the three month period ended June 30, 2015, consisted of: issuance of share capital of $2,023,607 (June 30, 2014 - $6,607,402) stemming from multiple private placements, issuance of warrants of $495,954 (June 30, 2014 - $nil), share issue costs of $124,877 (June 30, 2014 - $Nil) and proceeds from the debenture of $nil (June 30, 2014 - $633,195).

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

In connection with the Original Filing and First Amended Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of June 30, 2015. Subsequently to the Original Filing, the Company’s management determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at June 30, 2015. Subsequently to the First Amended Filing, the Company’s management determined that the improper design of controls with respect to the classification of the Company’s warrants was a deficiency in its internal controls over financial reporting resulting from the material weakness identified at June 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to re-measurement of the fair value of the Company’s stock options awarded to non-employees that had not yet vested and the classification of the Company’s warrants issued in various private placements, which led us to restate our interim condensed consolidated financial statements in the First Amended Filing on January 11, 2016 and subsequently in this Second Amendment. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Date: April 26, 2016	By	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Date: April 26, 2016	By	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting Officer)