Form 10-Q/A
period 2015-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-04-26
CIK 1610853

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

Explanatory Note

Helius Medical Technologies, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Second Amendment”) to amend its Quarterly Report on Form 10-Q for the three and six months ended September 30, 2015, as filed on November 16, 2015 (the “Original Filing”) and previously amended on January 11, 2016 (the “First Amended Filing”), to restate its interim condensed consolidated financial statements as of and for the three and six months ended September 30, 2015, as a result of an error in the classification of warrants issued in private placements conducted in April, June, and July 2015. The Company previously recorded the issuance of warrants in private placements conducted in April, June, and July 2015 as equity instruments instead of liabilities. The warrant exercise prices are denominated in U.S. dollars whereas the functional currency of the Company is the Canadian dollar; as such, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Comprehensive Loss. See Note 12 “Second Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

The Company previously filed the First Amended Filing to restate its interim condensed consolidated financial statements as of and for the three months ended June 30, 2015, as a result of the Company not previously re-measuring the fair value of stock options awarded to non-employees that had not yet vested. See Note 11 “Correction of an Error in Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements. In connection with the Original Filing and the First Amended Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation and warrants was a deficiency in its internal control over financial reporting resulting from the material weaknesses identified at September 30, 2015.

Except as required to reflect the effects of the corrections for the items above, no additional modifications or updates have been made to the Original Filing and are set forth in this Second Amendment. Information not affected by these corrections remains unchanged and reflects the disclosure made at the time of the First Amendment. This Second Amendment does not describe other events occurring after the Original Filing or the First Amendment, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and the First Amendment, as information in such reports and documents may update or supersede certain information contained in this Second Amendment.

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
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

		March 31,
	September 30,	2015
	2015	(audited)
	(Restated – Note 11)	(Restated – Note 11)
	(Restated – Note 12)
	$	$
ASSETS
Current assets
Cash and cash equivalents	192,256	418,893
Short-term investment	-	378,000
Receivables	115,672	8,833
Prepaid expenses	411,180	410,621
Total current assets	719,108	1,216,347

TOTAL ASSETS	719,108	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,140,904	1,197,804
Promissory note payable (Note 4)	200,000	-
Deferred expense reimbursement (Note 5)	120,847	-
Total current liabilities	1,461,751	1,197,804

Derivative liability (Note 6)	397,763	1,581,444
TOTAL LIABILITIES	1,859,514	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (64,524,320 shares outstanding at September 30, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 6)	18,576,905	16,358,093
Additional paid-in capital	1,823,730	2,434,552
Shares to be issued	-	39,545
Accumulated other comprehensive income	(1,498,533)	(971,640)
Accumulated deficit	(20,042,508)	(19,423,451)
TOTAL CAPITAL DEFICIT	(1,140,406)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	719,108	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
for the three and six months ended September 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Restated – Note 11)	(Restated – Note 11)	(Restated – Note 11)	(Restated – Note 11)
	(Restated – Note 12)		(Restated – Note 12)
	$	$	$	$
Operating Expenses

Advertising, marketing & investor relations	240,368	357,956	548,581	404,182
Audit & accounting	23,738	30,836	104,200	41,481
Consulting fees (Note 7)	(24,992)	215,030	80,995	266,353
Insurance	30,465	22,287	60,004	29,773
Legal fees	205,310	344,491	499,046	564,425
Meals & travel	31,803	77,611	127,670	107,052
Office & general	26,725	83,747	52,764	118,296
Research & development	1,531	1,254,186	1,372,457	2,004,540
Transfer agent & regulatory	16,373	43,713	48,952	58,973
Wages and salaries	174,351	333,645	666,778	552,256
Loss from operations	(725,672)	(2,763,502)	(3,561,447)	(4,147,331)

Other items
Interest expense (Note 3)	-	-	-	(176,488)
Interest and other income	27,801	7,811	27,748	10,621
Change in fair value of derivative liability (Note 2)	1,894,305	(594,254)	2,407,089	(594,254)
Foreign exchange gain (loss)	588,978	(406,182)	507,553	(412,628)
	2,511,084	(992,625)	2,942,390	(1,172,749)

Net income (loss) for the period	1,785,412	(3,756,127)	(619,057)	(5,320,080)

Other comprehensive income
Translation adjustments	(567,519)	206,786	(526,893)	312,845

Comprehensive income (loss) for the period	1,217,893	(3,549,341)	(1,145,950)	(5,007,235)

Net loss per share
Basic	$0.03	(0.06)	(0.01)	(0.10)
Diluted	$0.03	(0.06)	(0.01)	(0.10)

Weighted average shares outstanding
Basic	64,408,500	63,104,788	64,055,508	51,025,119
Diluted	66,543,604	65,960,702	71,191,503	58,841,775

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Capital Deficit
for the six months ended September 30, 2015
(Unaudited)
(Expressed in United States Dollars)

						Accumulated other
			Additional		Shares	comprehensive
	Common		Paid-In	Accumulated	to be	income	Capital
	Stock	Amount	Capital	Deficit	Issued	(loss)	(Deficit)
		$	$	$	$	$	$
Balance – March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,465,524	-	-	-	-	1,465,524
Issuance of common stock for private placement	335,463	585,702	-	(39,545)	-	-	546,157
Issuance of common stock for private placement	125,756	233,806	-	-	-	-	233,806
Stock option exercise	94,640	42,500	-	-	-	-	42,500
Fair value of options exercised		20,454	(20,454)	-	-	-	-
Share issuance cost	-	(141,100)	-	-	-	-	(141,100)
Stock-based compensation on 2,570,000 options granted	-	-	(146,717)	-	-	-	(146,717)
Stock-based compensation on 400,000 options granted	-	-	198,151	-	-	-	198,151
Stock-based compensation on 100,000 options granted	-	-	21,644	-	-	-	21,644
Stock-based compensation on 100,000 options granted	-	-	21,021	-	-	-	21,021
Stock-based compensation on 50,000 options granted	-	-	6,418		-	-	6,418
Fair value of non-employee vested options reallocated to derivative liability	-	-	(690,885)	-	-	-	(690,885)
Net loss for the period	-	-	-	-	(619,057)	-	(619,057)
Translation adjustments	-	-	-	-	-	(526,893)	(526,893)
Balance – September 30, 2015 (Restated - Note 11) (Restated - Note 12)	64,524,320	18,576,905	1,823,730	-	(20,042,508)	(1,498,533)	(1,140,406)

(The accompanying notes are an integral part of these financial statements. )

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the six months ended September 30, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	September 30, 2015	September 30, 2014
	(Restated – Note 11)	(Restated – Note 11)
	(Restated – Note 12)
	$	$
Cash flows from operating activities
Net loss for the period	(619,057)	(5,320,080)
Items not involving cash:
Change in fair value of derivative liability	(2,407,089)	594,254
Stock-based compensation	100,518	937,397
Accretion	-	176,488
Changes in non-cash working capital items:
Receivables	(110,329)	(693)
Deferred expense reimbursement	120,847	-
Prepaid expenses	(1,736)	(84,459)
Accounts payable and accrued liabilities	(47,405)	937,740
Foreign exchange remeasurement	(429,494)	-
Net cash used in operating activities	(3,393,745)	(2,759,353)

Cash flows from investing activities
Short term investment	378,000	-
Cash acquired on recapitalization	-	23,904
Proceeds from bridge loan	-	150,000
Net cash provided by investing activities	378,000	173,904

Cash flows from financing activities
Proceeds from the issuance of shares	2,299,913	6,616,051
Proceeds from the issuance of warrants	532,523	-
Share issue costs	(141,100)	-
Proceeds from issuance of promissory note	200,000	-
Proceeds from the issuance of convertible debt	-	633,195
Net cash provided by financing activities	2,891,336	7,249,246

Effect of foreign exchange rate changes on cash	(102,228)	320,261

Change in cash for the period	(226,637)	4,984,058

Cash, beginning of the period	418,893	15,968

Cash, end of the period	192,256	5,000,026

Supplemental cash flow information
Interest paid in cash	-	11,144
Income taxes paid in cash	-	-

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $619,057 for the six months ended September 30, 2015 and, as of September 30, 2015, the Company has an accumulated deficit of $20,042,508 (March 31, 2015 - $19,423,451). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $192,256 as of September 30, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

A summary of the Company’s Level 3 liabilities for the periods ended September 30, 2015 and 2014 are as follows:

Non-Employee Options

	Six months ended	Six months ended
	Sept 30, 2015	Sept 30, 2014
	$	$
Beginning fair value	1,581,444	-
Issuance of non-employee options	-	121,344
Reallocation of vested non-employee options	690,885	7,419
Change in fair value	(1,910,420)	594,254
Ending fair value of non-employee options	361,909	723,017

Warrants

Beginning fair value	-	-
Issuance of warrants	532,523	-
Change in fair value	(496,669)	-
Ending fair value of warrants	35,854	-
Ending fair value of Level 3 liability	397,763	-

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

The basic and diluted earnings per share for the three and six months ended September 30, 2015 and 2014 were calculated as follows:

	Three months ended		Six months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic
Numerator
Net income (loss)	$1,785,412	$(3,756,127)	$(619,057)	$(5,320,080)
Denominator
Weighted average common shares outstanding	64,408,500	63,104,788	64,055,508	51,025,119

Basic net income (loss) per share	$0.03	$(0.06)	$(0.01)	$(0.10)

Diluted
Numerator
Net income (loss) for diluted income per share	$1,785,412	$(3,756,127)	$(619,057)	$(5,320,080)
Denominator
Weighted average common shares outstanding	64,408,500	63,104,788	64,055,508	51,025,119
Potential share
issuances
Common share options	2,135,104	2,855,914	2,652,859	2,814,267

Common share warrants	2,577,769	5,031,974	4,483,136	5,002,389
Weighted average number of common shares outstanding used in computing diluted earnings per share	66,543,604	65,960,702	71,191,503	58,841,775

Diluted earnings per share	$0.03	$(0.06)	$(0.01)	$(0.10)

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

The non-employee stock options are accounted for at their respective fair values and are summarized as follows for the six months ended September 30, 2015 and 2014:

	Six months ended September 30, 2015 $	Six months ended September 30, 2014 $
Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	121,344
Reallocation of vested non-employee options	690,885	7,419
Change in fair value of non-employee stock options during the period	(1,910,420)	594,254

Fair value of non-employee options, end of the period	361,909	723,017

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

(b)     Share Purchase Warrants

During the three months ended September 30, 2015, the Company issued an aggregate of 70,423 common stock purchase warrants that are required to be accounted for as liabilities pursuant to ASC 815 because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency.

Pursuant to the guidance of ASC 815, warrants having an exercise price denominated in a currency other than the functional currency of the Company are required to be accounted for as liabilities are accounted for at their respective fair values, with the change in fair value recorded on the consolidated statement of operations as other income.

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the periods ended September 30, 2015 and 2014:

	Six months ended September 30, 2015 $	Six months ended September 30, 2014 $

Fair value of warrants, beginning of the period	-	-
Issuance	532,523	-
Change in fair value of warrants during the period	(496,669)	-

Fair value of warrants, end of the period	35,854	-

The fair value of the warrants issued during the periods ended September 30, 2015 and 2014 were estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	September 30, 2015	September 30, 2014
Stock price	$0.61	-
Exercise Price	$2.15 - $3.00	-
Expected life	2.58 – 4.80 years	-
Expected volatility	67.85%	-
Risk – free interest rate	0.92% and 1.37%	-
Dividend rate	0.00%	-

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

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended September 30, 2015 as follows:

	Three months ended September 30, 2015
	As Originally Reported	Adjustment	As Restated
Consulting fees	$20,199	$(45,191)	$(24,992)
Research and development	243,262	$(241,731)	$1,531
Wages and salaries	$223,349	$(48,998)	$174,351

Net income (loss) for the period	$1,039,361	$335,920	$1,375,281

Comprehensive income (loss) for the period	$475,078	$332,684	$807,762

Basic and diluted loss per share	$(0.02)	$-	$(0.02)

	Six months ended September 30, 2015
	As Originally Reported	Adjustment	As Restated
Consulting fees	$163,021	$(82,026)	$80,995
Research and development	1,629,938	$(257,481)	$1,372,457
Wages and salaries	$662,414	$4,364	$666,778
Change in fair value of derivative liability	$1,305,796	$583,850	$1,889,646

Net income (loss) for the period	$(2,055,493)	$918,993	$(1,136,500)

Comprehensive income (loss) for the period	$(2,582,386)	$918,993	$(1,663,393)

Basic and diluted loss per share	$(0.03)	$0.01	$(0.02)

	As at September 30, 2015
	As Originally Reported	Adjustment	As Restated
Additional paid-in capital	$1,819,735	$24,769	$1,844,504

Accumulated deficit	$(20,535,182)	$(24,769)	$(20,559,951)

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

12.    SECOND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued and restated financial statements have been restated to reflect the correction of an error in the classification of the warrants issued in the First Financing, the Second Financing, and the Third Financing.

Previously, the Company had recorded the First Financing Warrants, First Financing Finders Warrants, Second Financing Warrants, Second Financing Finders Warrants, Third Financing Warrants, and Third Financing Finders Warrants (collectively, the “Warrants”) as equity instruments. Under the provisions of ASC 815-40-15, if the exercise price of an instrument is denominated in a currency other than the Company’s functional currency, the instrument shall not be considered as indexed to the Company’s own stock because it is exposed to fluctuations in foreign currency exchange rates. Instead, the instrument should be recorded as a liability at fair value through profit or loss. The functional currency of the Company is the Canadian dollar but the exercise prices of the Warrants are denominated in U.S. dollars, so under ASC 815-40-15,, the Warrants must be classified as liabilities at fair value through profit or loss. As a result, the Company is required to reclassify the fair value of the Warrants from equity to liability through profit or loss.

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended September 30, 2015 as follows:

	Three months ended September 30, 2015
	As reported after first restatement	Adjustment	As Restated
Change in fair value of derivative liability	$1,484,174	$410,131	$1,894,305

Net income (loss) for the period	$1,375,281	$410,131	$1,785,412

Comprehensive income (loss) for the period	$807,762	$410,131	$1,217,893

Basic gain (loss) per share	$0.02	$0.01	$0.03

Diluted gain (loss) per share	$0.02	$0.01	$0.03

	Six months ended September 30, 2015
	As reported after first restatement	Adjustment	As Restated
Change in fair value of derivative liability	$1,889,646	$517,443	$2,407,089

Net income (loss) for the period	($1,136,500)	$517,443	($619,057)

Comprehensive income (loss) for the period	($1,663,393)	$517,443	($1,145,950)

Basic gain (loss) per share	($0.02)	$0.01	($0.01)

Diluted gain (loss) per share	($0.02)	$0.01	($0.01)

	As at September 30, 2015
	As reported after first restatement	Adjustment	As Restated
Derivative liability	$361,909	$35,854	$397,763
Common stock	$19,109,428	($532,523)	$18,576,905
Additional paid-in capital	$1,844,504	($20,774)	$1,823,730

Accumulated deficit	$(20,559,951)	$517,443	$(20,042,508)

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement of our interim condensed consolidated financial statements for the three and six months ended September 30, 2015. See Note 11 “Correction of an Error in Previously Issued Financial Statements” and Note 12 “Second Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements.

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

Non-Operating Items

We recorded gains of $2,511,084 in respect of non-operating items during the three months ended September 30, 2015 (September 30, 2014 – losses of $992,625) and gains of $2,942,390 for the six months ended September 30, 2015 (September 30, 2014 – losses of $1,172,749). Significant changes are outlined as follows:

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

  Change in fair value of derivative liability for the three months ended September 30, 2015 was $1,894,305 (September 30, 2014 - $(594,254)) and $2,407,089 for the six months ended September 30, 2015 (September 30, 2014 - $(594,254)). The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and our stock price, as well as the change in fair value of warrants issued in private placements. The derivative liabilities do not represent cash liabilities.

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

Net income (loss)

The net income was $1,785,412 for the three months ended September 30, 2015 (September 30, 2014 – net loss of $(3,756,127)) and a net loss of $619,057 for the six months ended September 30, 2015 (September 30, 2014 – net loss of $(5,320,080)). The decrease in net losses between the six-month periods of $4,701,023 resulted primarily from a decrease in most operating expenses, especially accreted interest expense, consulting fees, legal fees, office and general expenses, and research and development, as well as material gains in the change in fair value of the derivative liability and foreign exchange and included expenses associated with the granting of options to two directors and one advisor for services rendered as non-employee consultants.

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

As a result of our increased activity, the accumulated deficit increased from $19,423,451 as at March 31, 2015 to $20,042,508 as of September 30, 2015.

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

Statement of Cash Flows

Six Months ended September 30, 2015 compared to the Six Months ended September 30, 2014

During the six months ended September 30, 2015, our net cash decreased by $226,637 (September 30, 2014 – increase of $4,663,797), which included net cash used in operating activities of $3,393,745 (September 30, 2014 - $2,759,353) stemming from our increase in operations, net cash provided by investing activities of $378,000 (September 30, 2014 - $173,904) stemming from the receipt of a short-term investment and net cash provided by financing activities of $2,891,336 (September 30, 2014 - $7,249,246) stemming mainly from the closing of multiple private placements.

Cash Used in Operating Activities

Operating activities in the six months ended September 30, 2015 used cash of $3,393,745 (September 30, 2014 - $2,759,353). This was made up of a net loss of $619,057 (September 30, 2014 - $5,320,080) less adjustments for non-cash items such as accretion of beneficial conversion feature of $nil (September 30, 2014 – $176,488), change in fair value of derivative liability of $2,407,089 (September 30, 2014 – $(594,254)), stock based compensation of $100,518 (September 30, 2014 - $937,397), receivables of $(110,329) (September 30, 2014 - $(693)), accounts payable of $(47,405) (September 30, 2014 – $937,740), prepaid expenses of $120,847 (September 30, 2014 – $84,459) and foreign exchange on re-measurement of $429,494 (September 30, 2014 - $nil). Receivables increased due to the higher amount of refundable Canadian commodity tax. Prepaid expenses increased due to our increase in operations, while payables decreased due to the fact that we paid off some material amounts owing throughout the six month period.

Cash Provided by Investing Activities

During the six months ended September 30, 2015, cash provided by investing activities totaled $378,000 (September 30, 2014 - $173,904). This was made up of receipt of a short-term investment. The previous period’s activities included cash acquired from the recapitalization of $23,904 and proceeds from a bridge financing of $150,000.

Cash Provided by Financing Activities

During the six months ended September 30, 2015, financing activities provided cash of $2,891,336 (September 30, 2014 - $7,249,246). Financing activities during the six month period ended September 30, 2015, consisted of: issuance of share capital of $2,299,913 (September 30, 2014 - $6,616,051) stemming from multiple private placements, issuance of warrants of $532,523 (September 30, 2014 - $nil), share issue costs of $141,100 (September 30, 2014 - $nil), proceeds from a promissory note of $200,000 (September 30, 2014 - $nil), and proceeds from the debenture of $nil (September 30, 2014 - $633,195). On August 25, 2015, the Company received $200,000 in exchange for the issuance of the promissory note. The promissory note was to be repaid six months from the date of issuance with interest at the rate of 6% per annum. In addition, the lender was entitled to receive 30,000 common shares of the Company on the date of the promissory note and 30,000 common every three months thereafter as long as the principal of the loan remained outstanding.

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

In connection with the Original Filing and First Amended Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of September 30, 2015. Subsequently to the Original Filing, the Company’s management determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015. Subsequently to the First Amended Filing, the Company’s management determined that the improper design of controls with respect to the classification of the Company’s warrants was a deficiency in its internal controls over financial reporting resulting from the material weakness identified at September 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to re-measurement of the fair value of the Company’s stock options awarded to non-employees that had not yet vested and the classification of the Company’s warrants issued in various private placements, which led us to restate our interim condensed consolidated financial statements in First Amended Filing on January 11, 2016 and subsequently in this Second Amendment. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

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