Form 10-Q/A
period 2015-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-04-26
CIK 1610853

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

Explanatory Note

Helius Medical Technologies, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the nine months ended December 31, 2015, as filed on February 16, 2016 (the “Original Filing”), to restate its interim condensed consolidated financial statements as of and for the nine months ended December 31, 2015, as a result of an error in the classification of warrants issued in private placements conducted in April, June, and July of 2015. The Company previously recorded the issuance of warrants in private placements conducted in April, June, and July of 2015 as equity instruments instead of as liabilities. The warrant exercise prices are denominated in U.S. dollars whereas the functional currency of the Company is the Canadian dollar; as such, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Comprehensive Loss. See Note 13 “Restatement of Previously Issued Financial Statements” to the Company’s restated interim condensed consolidated financial statements contained in this Amendment.

In connection with the Original Filing, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were ineffective as of December 31, 2015. Subsequently, the Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at December 31, 2015.

Except as required to reflect the effects of the corrections for the items above and certain note disclosures, no additional modifications or updates have been made to the Original Filing and are set forth in this Amendment. Information not affected by these corrections remains unchanged and reflects the disclosure made at the time of the Original Filing. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment.

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
(Unaudited)
(Expressed in United States Dollars)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Balance Sheets
December 31, 2015 and March 31, 2015
(Unaudited)
(Expressed in United States Dollars)

	December 31,	March 31,
	2015	2015
		(audited)
	(Restated – Note 12)
	$	$
ASSETS
Current assets
Cash and cash equivalents	4,350,350	418,893
Short-term investment	-	378,000
Receivables	121,586	8,833
Prepaid expenses	783,562	410,621
Total current assets	5,255,498	1,216,347

TOTAL ASSETS	5,255,498	1,216,347

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,413,579	1,197,804
Obligation to issue shares and warrants (Note 7)	5,000,000	-
Total current liabilities	6,413,579	1,197,804

Derivative liability (Note 2)	898,128	1,581,444
TOTAL LIABILITIES	7,311,707	2,779,248

CAPITAL DEFICIT
Common stock (Unlimited Class A common shares authorized); (66,637,653 shares outstanding at December 31, 2015 and 63,104,788 shares outstanding at March 31, 2015) (Note 5)	20,125,864	16,358,093
Additional paid-in capital	2,155,199	2,434,552
Shares to be issued	-	39,545
Accumulated other comprehensive income	(1,862,329)	(971,640)
Accumulated deficit	(22,474,943)	(19,423,451)
TOTAL CAPITAL DEFICIT	(2,056,209)	(1,562,901)

TOTAL LIABILITIES & CAPITAL DEFICIT	5,255,498	1,216,347

"Philippe Deschamps "	Director	"Savio Chiu "	Director

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss
for the three and nine months ended December 31, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Restated –	(Restated –	(Restated –	(Restated –
	Note 13)	Note 12)	Note 13)	Note 12)
	$	$	$	$
Operating Expenses

Advertising, marketing & investor relations	161,594	175,325	710,175	579,507
Audit & accounting	36,976	4,457	141,176	45,938
Consulting fees (Note 6)	59,504	901,190	140,498	1,167,543
Insurance	30,018	22,287	90,022	52,060
Legal fees	761,752	500,028	1,260,798	1,064,453
Meals & travel	118,155	102,098	245,825	209,150
Office & general	30,369	45,466	83,133	163,762
Research & development	1,291,605	1,191,806	2,664,063	3,196,346
Transfer agent & regulatory	35,635	17,242	84,587	76,215
Wages and salaries	315,049	132,119	981,827	684,375
Loss from operations	(2,840,657)	(3,092,018)	(6,402,104)	(7,239,349)

Other items
Interest and accretion expense (Note 3)	(26,108)	-	(26,108)	(176,488)
Interest and other income	122,101	9,415	149,849	20,036
Change in fair value of derivative liability (Note 2)	(293,698)	(76,536)	2,113,391	(670,790)
Foreign exchange	337,593	680,578	845,146	267,950
Gain on extinguishment of debt (Note 7)	268,334	-	268,334	-
	408,222	613,457	3,350,612	(559,292)

Net loss for the period	(2,432,435)	(2,478,561)	(3,051,492)	(7,798,641)

Other comprehensive income (loss)
Translation adjustments	(363,796)	(707,875)	(890,689)	(395,030)

Comprehensive loss for the period	(2,796,231)	(3,186,436)	(3,942,181)	(8,193,671)

Net loss per share
Basic	$(0.04)	$(0.04)	$(0.05)	$(0.14)
Diluted	$(0.04)	$(0.04)	$(0.06)	$(0.14)

Weighted average shares outstanding
Basic	64,958,069	63,104,788	64,646,096	55,066,317
Diluted	64,958,069	63,104,788	65,180,918	55,066,317

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies Inc.
Interim Condensed Consolidated Statements of Capital Deficit
for the nine months ended December 31, 2015
(Unaudited)
(Expressed in United States Dollars)

						Accumulated other
			Additional	Shares to		comprehensive
	Common		Paid-In	be	Accumulated	income	Capital
	Stock	Amount	Capital	Issued	Deficit	(loss)	(Deficit)
		(Restated – Note 13)	(Restated – Note 13)		(Restated – Note 13)		(Restated – Note 13)
		$	$	$	$	$	$
Balance – March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,465,524	-	-	-	-	1,465,524
Issuance of common stock for private placement	335,463	585,702	-	(39,545)	-	-	546,157
Issuance of common stock for private placement	125,756	233,806	-	-	-	-	233,806
Stock option exercise	94,640	42,500	-	-	-	-	42,500
Fair value of options exercised	-	20,454	(20,454)	-	-	-	-
Issuance of common stock as bonus shares	30,000	23,959	-	-	-	-	23,959
Issuance of common stock for convertible note	2,083,333	1,525,000	-	-	-	-	1,525,000
Issuance of common stock for convertible credit facility	-	-	-	-	-	-	-
Share issuance cost	-	(141,100)	-	-	-	-	(141,100)
Stock-based compensation on 3,370,000 options granted	-	-	(84,550)	-	-	-	(84,550)
Stock-based compensation on 400,000 options granted	-	-	167,417	-	-	-	167,417
Stock-based compensation on 100,000 options granted	-	-	28,681	-	-	-	28,681
Stock-based compensation on 100,000 options granted	-	-	28,440	-	-	-	28,440
Stock-based compensation on 50,000 options granted	-	-	6,880	-	-	-	6,880
Stock-based compensation on 750,000 options granted	-	-	66,625	-	-	-	66,625
Stock-based compensation on 950,000 options granted	-	-	206,461	-	-	-	206,461
Stock-based compensation on 100,000 options granted	-	-	12,032	-	-	-	12,032
Fair value of non-employee vested options reallocated to derivative liability	-	-	(690,885)	-	-	-	(690,885)
Net loss for the period	-	-	-	-	(3,051,492)	-	(3,051,492)
Translation adjustments	-	-	-	-	-	(890,689)	(890,689)
Balance – December 31, 2015 (Restated – Note 13)	66,637,653	20,125,864	2,155,199	-	(22,474,943)	(1,862,329)	(2,056,209)

(The accompanying notes are an integral part of these financial statements.)

Helius Medical Technologies, Inc.
Interim Condensed Consolidated Statements of Cash Flows
for the nine months ended December 31, 2015 and 2014
(Unaudited)
(Expressed in United States Dollars)

	December 31, 2015	December 31, 2014
	$	$
	(Restated – Note 13)	(Restated – Note 12)
Cash flows from operating activities
Net loss for the period	(3,051,492)	(7,798,641)
Items not involving cash:
Change in fair value of derivative liability	(2,113,391)	670,790
Accretion	23,959	176,488
Stock-based compensation	431,986	1,970,345
Gain on extinguishment of debt	(268,334)	-
Changes in non-cash working capital items:
Receivables	(119,567)	(2,035)
Accounts Payable	128,457	975,694
Prepaid expenses	(384,629)	(150,364)
Foreign exchange re-measurement	(901,518)	(222,244)
		-
Net cash used in operating activities	(6,254,529)	(4,379,967)

Cash flows from investing activities
Short term investment	378,000	-
Net cash provided by investing activities	378,000	-

Cash flows from financing activities
Issuance of share capital	2,299,913	7,017,009
Issuance of warrants	532,523	-
Share issue costs	(141,100)	(379,806)
Convertible debenture and credit facility proceeds	7,000,000	633,195
Net cash provided by financing activities	9,691,336	7,270,398

Effect of foreign exchange rate changes on cash	116,650	-

Net change in cash and cash equivalents	3,931,457	2,890,431

Cash and cash equivalents, beginning of the period	418,893	15,968

Cash and cash equivalents, end of the period	4,350,350	2,906,399

Supplemental cash flow information
Interest paid in cash	$1,644	$11,144
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these financial statements.)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Helius Medical Technologies Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015 in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2015, and as subsequently amended and refiled on January 11, 2016. The unaudited condensed consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2015, and the consolidated results of operations for the three and nine months ended December 31, 2015, and consolidated statements of cash flows for the nine months ended December 31, 2015. All intercompany accounts and transactions have been eliminated. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

2.      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company has incurred a net loss of $3,051,492 for the nine months ended December 31, 2015 and, as of December 31, 2015, the Company has an accumulated deficit of $22,474,943 (March 31, 2015 - $19,423,451). Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. While the Company had cash and cash equivalents of $4,350,350 as of December 31, 2015 (March 31, 2015 - $418,893), management does not believe these resources will be sufficient to meet the Company’s operating and capital needs for the ensuing fiscal year.

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

A summary of the Company’s Level 3 liabilities for the periods ended December 31, 2015 and 2014 are as follows:

Non-Employee Options

	Nine months ended	Nine months ended
	December 31, 2015	December 31, 2014
	$	$
Beginning fair value	1,581,444	-
Issuance of warrants and non-employee options	-	767,879
Reallocation of vested non-employee options	690,885	42,227
Change in fair value	(1,725,520)	670,790
Ending fair value of non-employee options	546,809	1,480,896

Embedded Conversion feature

	Nine months ended	Nine months ended
	December 31, 2015	December 31, 2014
	$	$
Beginning fair value	-	-
Bifurcation of embedded conversion feature	425,208	-
Settlement of convertible debt	(425,208)	-
Ending fair value of embedded conversion feature	-	-

Warrants

Beginning fair value	-	-
Issuance of warrants	739,190	-
Change in fair value	(387,871)	-
Ending fair value of warrants	351,319	-
Ending fair value of Level 3 liability	898,128	1,480,896

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

The basic and diluted earnings per share for the three and nine months ended December 31, 2015 and 2014 were calculated as follows:

	Three months ended		Nine months ended
	December	December	December	December
	31, 2015	31, 2014	31, 2015	31, 2014
	(Restated – Note 13)	(Restated – Note 12)	(Restated – Note 13)	(Restated – Note 12)
Basic Numerator
Net loss for the period	$(2,432,435)	$(2,478,561)	$(3,051,492)	$(7,798,641)
Denominator
Weighted average common shares outstanding	64,958,069	63,104,788	64,646,096	55,066,317

Basic net loss per share	$(0.04)	$(0.04)	$(0.05)	$(0.14)
Diluted Numerator
Net loss for diluted income per share	$(2,432,435)	$(2,478,561)	$(3,051,492)	$(7,798,641)
Gain in fair value of options	-	-	(1,094,449)	-
Loss available to common stockholders	$(2,432,435)	$(2,478,561)	$(4,145,941)	$(7,798,641)
Denominator
Weighted average common shares outstanding	64,958,069	63,104,788	64,646,096	55,066,317
Potential share issuances
Common share options	-	-	534,822	-
Common share warrants	-	-	-	-
Weighted average number of common shares outstanding used in computing diluted earnings per share	64,958,069	63,104,788	65,180,918	55,066,317

Diluted earnings per share	$(0.04)	$(0.04)	$(0.06)	$(0.14)

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

The non-employee stock options and warrants that are required to be accounted for as liabilities are summarized as follows for the periods ended December 31, 2015 and March 31, 2015:

	Nine months ended December 31, 2015 $	Nine months ended December 31, 2014 $

Fair value of non-employee options, beginning of the period	1,581,444	-
Issuance	-	767,879
Reallocation of vested non-employee options	690,885	42,227
Change in fair value of non-employee stock options during the period	(725,520)	739,375

Fair value of non-employee options, end of the period	1,546,809	1,549,481

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

Share-based payments are classified in the Company’s Statement of Loss as follows for the period ended December 31, 2015 and 2014:

	Three months ended December 31, 2015 $	Nine months ended December 31, 2015 $	Three months ended December 31, 2014 $	Nine months ended December 31, 2014 $

Consulting fees	(36,300)	(45,199)	871,269	1,033,200
Research and development	315,031	57,550	239,463	578,120
Wages and salaries	52,737	419,635	(77,784)	359,025

	331,468	431,986	1,032,948	1,970,345

(b) Share Purchase Warrants

The continuity of warrants for the nine months ended December 31, 2015 is as follows:

	Number of warrants		Weighted Average Exercise Price
	CAD	US	CAD $	US $
Balance March 31, 2015	8,444,400	-	$1.00	-
Granted		1,750,831	-	2.06
Exercised	(14,400)	-	$1.00	-
Balance December 31, 2015	8,430,000	1,750,831	$1.00	2.06

The warrants outstanding and exercisable at December 31, 2015 are as follows:

Number of warrants outstanding	Exercise Price	Expiry Date
8,430,000	CAD $1.00	May 30, 2016
452,032	US $3.00	April 30, 2018
167,731	US $3.00	June 26, 2018
18,978	US $2.15	June 26, 2020
62,878	US $3.00	July 17, 2018
7,545	US $2.15	July 17, 2020
1,041,667	US $1.44	November 10, 2018

During the nine months ended December 31, 2015, the Company issued an aggregate of 1,750,831 common stock purchase warrants that are required to be accounted for as liabilities pursuant to ASC 815 because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than the Company’s functional currency.

Pursuant to the guidance of ASC 815, warrants having an exercise price denominated in a currency other than the functional currency of the Company are required to be accounted for as liabilities are accounted for at their respective fair values, with the change in fair value recorded on the consolidated statement of operations as other income.

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the periods ended December 31, 2015 and 2014:

	Nine months ended December 31, 2015 $	Nine months ended December 31, 2014 $

Fair value of warrants, beginning of the period	-	-
Issuance	739,190	-
Change in fair value of warrants during the period	(387,871)	-

Fair value of warrants, end of the period	351,319	-

The fair value of the warrants issued during the periods ended December 31, 2015 and 2014 were estimated using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2015	December 31, 2014

Stock price	$0.73	-
Exercise Price	$1.44	-
Expected life	3.0 years	-
Expected volatility	67.85%	-
Risk – free interest rate	0.96%	-
Dividend rate	0.00%	-

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

Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company determined that the conversion feature embedded in the $2.0 million commitment under the Note was required to be bifurcated from the Note and accounted for as a liability because it was considered not to be indexed to the Company’s stock due to its exercise price being denominated in a currency other than the Company’s functional currency. Therefore, pursuant to the guidance of ASC 815-15, the Company allocated the proceeds from the issuance of the Note first to the fair value of the embedded conversion feature, with a corresponding discount allocated to the Note. The fair value of the embedded conversion feature was calculated using the Black Scholes pricing model using the following weighted average assumptions: Stock price - $0.73; Exercise price - $ 0.9877; Expected remaining life – 1.33 years; Volatility -103.64%; Risk free rate of return – 0.3677% . This resulted in a debt discount of $425,208 in connection with the Note. This debt discount would be amortized using the effective interest method over the term of the Notes. During the nine months ended December 31, 2015, the Company did not record any accretion in respect of this discount, because the Note was immediately converted, as noted below.

As agreed, the Company repaid the $2.0 million Note through the issuance of 2,083,333 shares of common stock at a price of $0.96 per share and 1,041,667 warrants exercisable at $1.44 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on November 10, 2015.

As a result of the bifurcation of the embedded conversion option, for accounting purposes, two instruments were considered outstanding and, upon exercise of the contractual conversion option, extinguishment accounting has been applied. Consequently, the shares issued pursuant to the conversion are recorded at their fair value on the date of issuance, determined with reference to their quoted market price on the date of conversion. The resulting difference between the fair value of the shares issued, less the fair value of the related conversion feature and the carrying value of the related debt, is recorded as a gain or loss on the consolidated statement of operations. During the nine months ended December 31, 2015, the Company recorded a gain on extinguishment of debt of $268,334 in connection with the conversion of the Note.

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

The bifurcation of the embedded conversion feature in the Note was classified as a Level 3 liability with the changes in fair value summarized as follows:

	Nine months ended December 31, 2015 $	Nine months ended December 31, 2014 $
Beginning fair value	-	-
Bifurcation of embedded conversion feature	425,208	-
Settlement of convertible debt	(425,208)	-
Ending fair value of embedded conversion feature	-	-

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

(c)

On January 5, 2015, Wicab Inc. (“Wicab”) filed a complaint against us, NHC, our director Mitchell Tyler, and our former director Yuri Danilov, and ANR in the U.S. District Court for the Western District of Wisconsin. The complaint contained various state and common law claims arising from Messrs. Danilov’s and Tyler’s prior employment with Wicab and our two issued patents for the PoNS™ device. The complaint alleged, among other things, that following their departure from Wicab, Messrs. Danilov and Tyler knowingly filed patent applications for and used ideas and inventions developed at Wicab in violation of various non-competition and confidentiality agreements, and that our two issued patents are therefore rightfully the property of Wicab. The complaint sought an unspecified amount of monetary damages, an injunction preventing us from using the ideas and inventions in the two patents, an order transferring ownership of the patents from us to Wicab, and recovery of costs and attorneys’ fees. The complaint was voluntarily dismissed without prejudice on January 14, 2015.

On October 12, 2015, the Company received a letter from Wicab alleging that the two issued patents were invalid in view of prior art cited in the letter, including scientific publications and patent applications, and that Paul Bach-y-Rita, Wicab’s founder, should have been named as an inventor on these two issued patents. Wicab indicated in the letter that it may file reexamination or inter partes review proceedings with the U.S. Patent Office to attempt to invalidate the claims in the two issued patents. Wicab also stated that it would consider an unspecified “business solution” to resolve this matter. On December 10, 2015, representatives of each of the Company and Wicab met to discuss the parameters of a potential settlement. There can be no guarantee that a settlement will be reached. In the event that a settlement with Wicab is not reached, Wicab may file reexamination or inter partes review proceedings with the U.S. Patent Office to challenge the validity of the two issued patents. If the Company receives an adverse decision from the U.S. Patent Office in connection with these proceedings, some or all of the claims in the two patents may be invalidated or otherwise impaired, which could prevent the Company from bringing an infringement suit against a future competitor for making use of the PoNS™ technology for neurorehabilitation, and could have a material adverse effect on the Company’s business, operating results and financial condition. Wicab may also take other actions against the Company, its assets, intellectual property rights, officers, directors, employees, agents or other persons or entities which may also have a material effect on the Company’s business, operating results and financial condition. The Company believes that the possibility of an economic outlay is remote.

(d)

On January 27, 2015 we received a demand letter containing allegations that we had entered into a consulting arrangement with the complainants and breached certain of its terms, and used certain intellectual property in the form of business and marketing plans allegedly prepared by the complainants, and seeking damages. On May 7, 2015, Mr. Rainier Maas and Dr. Jochen Scheld filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking monetary damages in excess of $225,000. On December 2, 2015 the Company entered into a settlement agreement with the plaintiffs for an amount of €57,000 which was subsequently paid on January 12, 2016. The parties have since executed the settlement agreement for the aforementioned amount and the case has been dismissed without prejudice.

(e)

Under our Strategic Agreement with A&B if we fail to obtain FDA clearance for commercialization of or otherwise fail to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2017, we are subject to a US$2,000,000 contract penalty payable to A&B.

9.      RELATED PARTY TRANSACTIONS

For the three and nine month period ended December 31, 2015, the Company was a party to the following related party transactions:

During the three-month period ended December 31, 2015, $295,848 (December 31, 2014 - $63,524) was included in research & development expenses as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device. During the nine-month period ended December 31, 2015, $38,367 (December 31, 2014 - $351,878) was included in research & development expenses as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

During the three-month period ended December 31, 2015, ($271,944) (December 31, 2014 – ($388,800)) was included in wages & salaries expenses as the fair value of stock-based compensation attributed to the options granted to directors. During the nine-month period ended December 31, 2015, $94,954 (December 31, 2014 - $48,009) was included in wages & salaries expenses as the fair value of stock-based compensation attributed to the options granted to directors.

10.    SOLE-SOURCE COST-SHARING AGREEMENT

During the nine months ended December 31, 2015, the Company entered into a sole source cost sharing contract executed with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $2,996,244 representing approximately 62% of the Company’s estimated costs for the registrational trial (“the trial”) investigating the safety and effectiveness of the portable neuromodulation stimulator for mild to moderate traumatic brain injury. The trial expires on December 31, 2016.

As of December 31, 2015, the Company has received a total of $1,372,821 in respect of expenses reimbursed.

Under the terms of the agreement, the USAMRMC may terminate their obligation at any time with 30 days written notice.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended December 31, 2015;

i)	the Company issued 30,000 shares of common stock having a fair value of $23,959 based on their quoted market price as a bonus in connection with the advance of a loan;

ii)

the Company issued 2,083,333 common shares having a fair value of $1,525,000 based on their quoted market price upon the conversion of a convertible note payable in the amount of $2,000,000. Also, in connection with this debt conversion, the Company also issued 1,041,667 share purchase warrants having a fair value of $206,667 at their inception.

iii)	the Company reallocated $690,885 from additional paid-in capital to derivative liability in respect of the fair value of non-employee share purchase options that had vested.

During the nine months ended December 31, 2014:

i)	the Company issued 2,564,705 common shares valued at $1,000,100 based on the carrying value of the convertible debenture upon its conversion;

ii)	the Company recorded a beneficial conversion feature of $176,488 in respect of a qualifying transaction recorded in connection with the convertible debenture;

iii)	The Company recorded a credit to additional paid-in capital of $162,890 representing the carrying values of the net assets acquired in a reverse merger recapitalization transaction.

These transactions have been excluded from the statement of cash flows.

12.    CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

13.    RESTATEMENT OF PREVIOUSLY ISSUED AND RESTATED FINANCIAL STATEMENTS

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

The correction of the error is presented in the Company’s interim condensed consolidated financial statements for the period ended December 31, 2015 as follows:

	Three months ended December 31, 2015
	As reported after first restatement	Adjustment	As restated

Change in fair value of derivative liability	$(261,802)	$(31,896)	$(293,698)

Net loss for the period	($2,400,539)	$(31,896)	$(2,432,435)

Comprehensive loss for the period	$(2,764,335)	$(31,896)	$(2,796,231)

Basic gain (loss) per share	($0.04)	$-	($0.04)

Diluted gain (loss) per share	($0.04)	$-	($0.04)

	Nine months ended December 31, 2015
	As reported	Adjustment	As restated

Change in fair value of derivative liability	$1,627,844	$485,547	$2,113,391

Net loss for the period	($3,537,039)	$485,547	$(3,051,492)

Comprehensive loss for the period	$(4,427,728)	$485,547	$(3,942,181)

Basic gain (loss) per share	($0.05)	$-	($0.05)

Diluted gain (loss) per share	($0.07)	$0.01	($0.06)

	As at December 31, 2015
	As reported after first restatement	Adjustment	As Restated
Derivative liability	$830,378	$67,750	$898,128
Common stock	$20,658,387	$(532,523)	$20,125,864
Additional paid-in capital	$2,175,973	$(20,774)	$2,155,199
Accumulated deficit	$(22,960,490)	$485,547	$(22,474,943)

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

Restatement

This “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our interim condensed consolidated financial statements for the periods ending December 31, 2015. See Note 12 “Correction Of An Error In Previously Issued Financial Statements” and Note 13 “Restatement of Previously Issued and Restated Financial Statements” to the Company’s interim condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Non-Operating Items

We recorded a gain of $408,422 in respect of non-operating items during the three months ended December 31, 2015 (December 31, 2014 – gains of $613,457) and gains of $3,346,001 for the nine months ended December 31, 2015 (December 31, 2014 – losses of $559,292). Significant changes are outlined as follows:

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

  Change in fair value of derivative liability for the three months ended December 31, 2015 was $(293,698) )(December 31, 2014 - $(76,536)) and $2,113,391 for the nine months ended December 31, 2015 (December 31, 2014 - $(670,790)). The change in fair value of derivative liability is based on the change of the remaining term of our options granted to non-employees providing services for NHC and the change in our stock price, as well as the fair value of warrants issued in private placements. The derivative liabilities do not represent cash liabilities.

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

Net income (loss)

The net loss was $2,432,435for the three months ended December 31, 2015 (December 31, 2014 – net loss of $2,478,561) and a net loss of $3,051,492 for the nine months ended December 31, 2015 (December 31, 2014 – net loss of $7,798,641). The decrease in net losses between the nine-month periods of $4,747,149 resulted primarily from a decrease in most operating expenses, especially consulting fees, research and development, and wages and salaries, as well as material differences in the change in fair value of the derivative liability and foreign exchange.

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

As a result of our increased activity, the accumulated deficit increased from $19,423,451 as at March 31, 2015 to $22,474,943 as of December 31, 2015.

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

Statement of Cash Flows

Nine Months ended December 31, 2015 compared to the Nine Months ended December 31, 2014

During the nine months ended December 31, 2015, our net cash increased by $3,931,457 (December 31, 2014 – increase of $2,890,431), which included net cash used in operating activities of $6,254,529 (December 31, 2014 - $4,379,967) stemming from our increase in operations, net cash provided by investing activities of $378,000 (December 31, 2014 - $nil) stemming from the redemption of a short-term investment and net cash provided by financing activities of $9,691,336 (December 31, 2014 - $7,270,398) stemming mainly from the closing of multiple private placements and drawing down of the A&B convertible promissory note and credit facility.

Cash Used in Operating Activities

Operating activities in the nine months ended December 31, 2015 used cash of $6,254,529 (December 31, 2014 - $4,379,967). This was made up of a net loss of $3,051,492(December 31, 2014 - $7,798,641) less adjustments for non-cash items such as accretion of $23,959 (December 31, 2014 – $176,488), change in fair value of derivative liability of ($2,113,391) (December 31, 2014 – $670,790), stock based compensation of $431,986 (December 31, 2014 - $1,970,345), a gain on extinguishment of debt of $268,334 (December 31, 2014 - $nil), receivables of ($119,567) (December 31, 2014 – ($2,035)), accounts payable of $128,457 (December 31, 2014 – $975,694), prepaid expenses of ($384,629) (December 31, 2014 – ($150,364)) and foreign exchange on re-measurement of ($901,518) (December 31, 2014 – ($222,244)). Receivables increased due to the higher amount of refundable Canadian commodity tax and the Company’s reimbursements from the USAMRC. Prepaid expenses increased due to our increase in operations, while payables decreased due to the fact that we paid off some material amounts owing throughout the nine month period.

Cash Provided by Investing Activities

During the nine months ended December 31, 2015, cash provided by investing activities totaled $378,000 (December 31, 2014 - $nil). This was made up of the redemption of a short-term investment.

Cash Provided by Financing Activities

During the nine months ended December 31, 2015, financing activities provided cash of $9,691,336(December 31, 2014 - $7,270,398). Financing activities during the nine month period ended December 31, 2015, consisted of: issuance of share capital of $2,299,913(December 31, 2014 - $7,017,009) stemming from multiple private placements, share issue costs of ($141,100) (December 31, 2014 – ($379,806)), issuance of warrants $532,523 and proceeds from convertible debt and a credit facility of $7,000,000 (December 31, 2014 - $633,195).

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

Item 4.                     Controls And Procedures

In connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and has concluded that our disclosure controls and procedures were ineffective as of December 31, 2015. In particular, the Company’s management determined that the improper design of controls with respect to the classification of the Company’s warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at December 31, 2015. As a result, we did not maintain effective controls over the accounting with respect to the classification of the Company’s warrants issued in various private placements, which led us to restate our interim condensed consolidated financial statements. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

Additionally, in connection with the Original Filing, the Company’s management determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at September 30, 2015. As a result, we did not maintain effective controls over the accounting with respect to remeasurement of the fair value of the Company’s stock options awarded to non-employees that had not yet vested, which led us to restate our interim condensed consolidated financial statements. The restatement is more fully described in Note 12 to the restated audited financial statements included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended March 31, 2015, filed with the SEC on January 11, 2016. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

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

Helius Medical Technologies, Inc. is our holding company and it has no material assets other than cash and cash equivalents and its ownership of all of the outstanding shares of NHC, which is our wholly owned subsidiary. NHC was incorporated in Delaware on January 22, 2013 and is a development stage company that has had limited operations to date. Since our inception, we have incurred significant net losses. As of December 31, 2015, our accumulated deficit was approximately $22,479,554.

We are heavily dependent upon the ability and expertise of our CEO and a very limited number of employees and the loss of such individuals could have a material adverse effect on our business, operating results or financial condition.

We currently have a very small management team and almost no other employees. Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management, and in particular Mr. Philippe Deschamps, our President and Chief Executive Officer. Currently, Mr. Deschamps is joined by Jonathan Sackier, our Chief Medical Officer, Joyce LaViscount, our Chief Financial Officer and Chief Operating Officer and Brian Bapty, our Vice President of Strategy and Business Development, and Misha Danilov, our Project Manager as our only full-time employees. We also have engaged 15 full-time equivalent persons as independent contractors. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on our business, operating results or financial condition.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

In connection with our management’s assessment, our report from our independent registered public accounting firm for the year ended March 31, 2015 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, our existing capital resources will be insufficient to fund our operations through the end of the third quarter of calendar 2016. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have identified a material weakness in our internal controls over financial reporting. If we do not maintain effective internal controls over financial reporting, we could fail to report our financial results accurately.

We have identified material weaknesses in our internal control over financial reporting. In connection with the filing of our Annual Report on Form 10-K for the year ended March 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that our disclosure controls and procedures were ineffective as of March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015. Subsequently, the Board, after consulting with the Company’s management, determined that it was necessary to re-evaluate the Company’s accounting relating to warrants issued as part of its private placements conducted in April, June and July of 2015 (the “2015 Warrants”), and to restate the Company’s previously reviewed, unaudited, condensed consolidated financial statements for the three months ended June 30, 2015, the three months and six months ended September 30, 2015, and the three and nine months ended December 31, 2015, as a result of an error in the classification of the 2015 Warrants. The Company previously recorded the issuance of the 2015 Warrants as equity instruments instead of liabilities. The warrant exercise prices are denominated in U.S. dollars whereas the functional currency of the Company is the Canadian dollar; as such, the settlement of the warrants fails the fixed for fixed criteria of ASC 815 and they are required to be recorded as a liability at their fair value on inception. The warrant liability is required to be re-measured at its fair value on each reporting date with the changes in fair value recorded in the Company’s Statement of Comprehensive Loss. Subsequently, the Company’s management also determined that the improper design of controls with respect to the classification of the Company’s warrants was a deficiency in its internal control over financial reporting resulting from the material weaknesses identified at June 30, 2015, September 30, 2015, and December 31, 2015.

The Company had previously restated its consolidated financial statements for the periods as of and for the twelve months ended March 31, 2015 and the quarters therein and its interim condensed consolidated financial statements for the three months ended June 30, 2015 and the three months and six months ended September 30, 2015, as a result of the Company not previously re-measuring the fair value of stock options awarded to non-employees that had not yet vested. The Company’s management has determined that the improper design of controls with respect to the calculation of the fair value of the Company’s share based compensation was a deficiency in its internal control over financial reporting resulting from the material weakness identified at March 31, 2015, June 30, 2015, and September 30, 2015.It is possible that other control deficiencies could be identified in the future or may exist or occur without being identified. In the event additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.

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

We currently have limited working capital and liquid assets. Our cash and cash equivalents as of December 31, 2015 were $4,350,350. To date we have not generated any revenue from the sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to completion of our clinical trial for the treatment of balance disorder in subjects with mild to moderate Traumatic Brain Injury (TBI), FDA clearance of the PoNS™ device for treating balance disorder in patients with mild to moderate TBI or gait and balance disorder associated with Multiple Sclerosis (MS), manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue, and we do not expect to generate revenue in an amount sufficient to fund our operations for the foreseeable future. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates. Our existing capital resources will not be sufficient to enable us to fund the completion of the development and commercialization of our current product and our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidate or if, when, or to what extent we will generate revenues from the commercialization and sale of our current product candidate or potential future product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for our current product candidate and any potential future product candidates. We may be unable to raise the additional funding to finance our business on commercially reasonable terms, or at all. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations and pursue only those projects that can be funded through cash flows generated from its existing operations, if any.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, and license and development agreements through strategic partnerships with third parties. For example, we recently completed a license agreement and debt and equity financing arrangement with A&B. Under the agreements with A&B, we licensed the use of our intellectual property in Asia, and arranged for financing through the issuance of significant amounts of our common stock. We currently have no products approved for commercial distribution. We currently are dependent on the potential development of a single product which is our PoNS™ device for use in the neuromodulation market. We are still developing this product, and we cannot begin marketing and selling the device in the United States or Canada until we obtain clearances from the FDA or Health Canada, respectively. We have not yet submitted applications for regulatory clearance in the United States, Europe, or Canada. The process of obtaining regulatory clearance is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the clearance of a product candidate or rejection of a regulatory application altogether. The FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data are insufficient for clearance and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or regulatory clearance of a product candidate. Any marketing authorization from the FDA or regulatory clearance we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

If we are able to complete development of the PoNS™ device and obtain clearance of the PoNS™ device for treatment of chronic balance deficit in patients with mild to moderate TBI or chronic gait and balance deficit associated with MS in the United States, Europe, or Canada, we plan to develop the PoNS™ device to treat other indications, or symptoms caused by neurological disorders. We would be required to commit our own resources to fund development of any other indications and each would require separate FDA clearance. The costs of such development efforts and FDA clearances would be substantial and would likely require additional funding, and each such indication would be subject to the same foregoing risks and uncertainties for FDA clearance.

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

Our subsidiary, NHC, is currently party to the CRADA (as defined below) with the inventors, background patent owners and the Army Laboratories. Pursuant to the CRADA, the Army Laboratories agree to cooperate with NHC on research for the ongoing design and development to determine if the PoNS™ device can be developed for commercial use in assisting physical therapy in the treatment of soldiers and others with military relevant neurological disorders, including but not limited to Tinnitus, post-traumatic stress disorder, or PTSD, pain and any subsequent indications identified by the parties. Under the terms of the initial CRADA, we are solely responsible to fund and oversee clinical studies for the PoNS™ device and seek FDA clearance and approval of the PoNS™ device. We are also solely responsible to complete the research and development efforts necessary to commercialize our PoNS™ device. However, on July 7, 2015, we announced that NHC entered into a sole-source contractual agreement with USAMRMC to support the execution of the registration trial for treatment of balance disorder associated with mild to moderate TBI. The objective of this contract is to defray the costs of the registration trial. The Army Laboratories also agreed in the January 12, 2015 amendment to our CRADA to be responsible to support the execution of clinical studies for the PoNS™ device as a treatment for mutually agreed upon military relevant neurological disorders, which could include but not be limited to Tinnitus, PTSD, and pain and any subsequent indications identified by the parties. The amount of such support, if any, and the terms of such responsibility to support such clinical studies are not yet negotiated and we have no assurance that we can ultimately reach agreement with the Army Laboratories on such amount or terms of support, and there can be no assurance that the Army Laboratories will not otherwise attempt to renegotiate its responsibilities under the CRADA. The Army Laboratories may terminate their obligations under the CRADA at any time upon 30 days prior written notice to us. If there are insufficient funds available to cover the necessary research and development costs for our product, the Army Laboratories could terminate the CRADA and cease research and development efforts which could jeopardize our ability to commercialize our PoNS™ device.

If we fail to obtain FDA clearance for commercialization of or otherwise fail to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2017, we are subject to significant risk of loss of data, proprietary rights and to certain contractual penalties.

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

Additionally, under our Strategic Agreement with A&B if we fail to obtain FDA clearance for commercialization of or otherwise fail to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2017, we are subject to a US$2,000,000 contract penalty payable to A&B.

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

There is currently limited market awareness of our product. In order to succeed, we must among other things increase market awareness of our PoNS™ product and implement a sales and marketing strategy. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated. In addition, should the neuromodulation market fail to expand, it could have a materially adverse effect on our business and financial position.

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

  limited long-term data on the use of PoNS™ technology for therapy;

  physicians’ perception that there are insufficient advantages of our product relative to currently available products;

  hospitals may choose not to purchase our product;

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

Our future success will depend, in part, on our ability to obtain patent approval for the PoNS™ technology. There can be no assurance that the patent applications made will result in the issuance of patents or that the term of the patents will be extendable after they expire in due course, which would prevent us from being able to protect our proprietary information and may have a material adverse effect on our business and financial condition.

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

See “Legal Proceedings.”

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in a corporation’s ownership may limit the amount of net operating losses (“NOL”s) that can be utilized annually in the future to offset the corporation’s (and the corporation’s affiliates’) U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the corporation that underwent the ownership change, immediately before the ownership change. Subsequent ownership changes may further affect any limitation in future years (including by the way of exercising of warrants). We plan to undertake a study to analyze and determine if any historical ownership changes of us or our subsidiary NHC have occurred to determine if there are any permanent limitations on our ability to utilize NOLs in the future. If we determine that an ownership change has occurred, the limitations on the use of our NOLs could increase our U.S. federal and state tax liability and reduce the amount of cash available for distribution to shareholders or otherwise adversely affect the value of an investment in our common stock or Warrants.

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

We will be dependent on a single third-party to manufacture and supply our PoNS™ device. This manufacturer will also hold our inventory, warehouse and ship our products to our distribution center who will ship to customers as well as handle customer service relatedtasks. Our reliance on a single third-party manufacturer to supply us with our PoNS™ device and a separate vendor to provide such other distribution and warranty services exposes us to risks that could delay our sales, or result in higher costs or lost product revenues. In particular, our manufacturer could:

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

If the U.S. Army were to decide not to purchase our product or chose to no longer provide financial support for our clinical testing through the sole-source cost sharing contract we would face risks related to finding new partners or customers.

The U.S. Army is under no obligation to purchase the PoNS™ device from us and there is no assurance that the U.S. Army will ultimately purchase the Company’s product. Given the importance of the U.S. Army to our commercial plans, if the U.S. Army were to eventually decide not to purchase our product, we would need to find other buyers for our product. If the U.S. Army were to decline to purchase our product, we may have more difficulty persuading other third parties to purchase our product. Additionally, through our subsidiary NHC, we are party to a sole source cost sharing contract with the USAMRMC. Under the contract, the USAMRMC will reimburse the Company for costs related to a registrational trial investigating the safety and effectiveness of the PoNS™ device the registration of up to a maximum amount of $2,996,244. The contract expires on December 31, 2016. If we fail to complete the registrational trial or renew the contract by that time we face the risk of needing to find additional financial support for the trial.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will continue to incur costs associated with the rules implemented by the SEC, the TSX, the OTCQB, and any other exchange on which our common stock may become listed. The expenses incurred by public companies for reporting and corporate governance purposes have generally been increasing. These rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

  customer notifications of repair, replacement, refunds, detention or seizure of our products operating restrictions or partial suspension or total shutdown of production;

  refusing or delaying requests for 510(k) marketing clearance or pre-market approvals of new products or modified products;

  withdrawing 510(k) marketing clearances or pre-market approvals that have already been granted;

  refusing to provide Certificates for Foreign Government;

  refusing to grant export approval for our products; or

  pursuing criminal prosecution

Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our product candidate and dissuade our customers from using our product candidate, if and when it is authorized for marketing.

We expect to be required to conduct clinical trials to support regulatory approval of some of our potential future product candidates. We have limited experience in the clinical trials process, they may proceed more slowly than anticipated, and we cannot be certain that our product candidate will be shown to be safe and effective for human use.

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

  difficulties in enrolling patients in our clinical trials;

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

We will be substantially dependent on third parties to conduct clinical trials.

As we are required to conduct clinical trials to obtain FDA clearance, we need to rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our common stock is currently periodically quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. A well-established market for our common stock may never develop in the United States. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance or future prospects of our business. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock, if it occurs at all, will likely be subject to significant volatility since, among other reasons, we do not have nor will we have in the foreseeable future an active trading market in our stock. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock; and a substantial decline in the price of shares of our common stock that persists for a significant period of time could cause our common stock, if listed on an exchange, to be delisted from such exchange, further reducing market liquidity. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance. We caution you as to the highly illiquid nature of an investment in our shares.

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

  quarterly variations in our revenues and operating expenses;

  developments in the financial markets and worldwide or regional economies;

  announcements of innovations or new products or services by us or our competitors;

  announcements by the government relating to regulations that govern our industry;

  significant sales of our common stock or other securities in the open market;

  variations in interest rates;

  changes in the market valuations of other comparable companies; and

  changes in accounting principles.

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

In accordance with our governing documents, any action required to be taken at a shareholders' meeting may be taken without a meeting if consents in writing setting forth the action so taken are signed by the holders of our outstanding shares having not less than the minimum number of votes that would be required to authorize or take the action at a meeting at which all shares entitled to vote on the action were present and voted. Currently, our two major shareholders, MPJ Healthcare, LLC (“MPJ”) and ANR, hold approximately 39% of our outstanding shares of common stock. Philippe Deschamps, our Chief Executive Officer, and Jonathan Sackier, our Chief Medical Officer, each serve on the board of members of MPJ.

Our two major shareholders may have the ability to take shareholder action at a shareholders' meeting even if they do not hold a majority of our outstanding common stock.

As long as our two major shareholders, MPJ and ANR, collectively hold at least 33 1/3% of our outstanding common stock, they may be able to effect a vote requiring shareholder approval. In accordance with our governing documents, shareholders holding at least five percent of all the votes entitled to be cast on a proposal may call a special meeting to vote on the proposal. Also in accordance with our governing documents, quorum for a shareholders' meeting is at least 33 1/3% of our outstanding common stock entitled to vote and, where quorum is present, shareholder action may be taken by the affirmative vote of a majority of the shares represented at the meeting and entitled to vote. Accordingly, if our two major shareholders call a meeting and establish quorum, they can effect shareholder approval on a proposal unless other shareholders holding a greater number of shares than our two major shareholders were present at the meeting, either in person or by proxy, and vote against the proposal. There is no guarantee that such other shareholders will be present at any such meeting or, even if they were present at such meeting, will vote against the proposal.

We are authorized to issue an unlimited number of Class A common stock, and we intend to issue significantly more shares to raise capital, which would result in substantial dilution to your investment in our shares.

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

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Though not now, we may be or in the future we may become subject to Wyoming’s control share law. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others. The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Wyoming’s control share law may have the effect of discouraging takeovers of the corporation. In addition to the control share law, Wyoming has a business combination law which prohibits certain business combinations between Wyoming corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Wyoming law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. The effect of Wyoming’s business combination law is to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of our board of directors.

In addition, our Articles of Incorporation provide for unlimited authorized shares of our Class A common stock. Our authorized but unissued shares of common stock will be available for future issuance without stockholder approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of unlimited authorized but unissued shares of common stock could render more difficult or discourage an attempt to obtain control of a majority of our Class A common stock by means of a proxy contest, tender offer, merger or otherwise.

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
Form 8–K filed with the Securities and Exchange Commission on December 31, 2015)
10.3

Employment Agreement between Helius Medical Technologies, Inc. and Joyce LaViscount, dated October 19, 2015 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016)

10.4

Employment Agreement between Helius Medical Technologies, Inc. and Brian Bapty, dated November 2, 2015 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission on February 16, 2016)

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