Form 10-Q
period 2016-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-08-15
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55364

HELIUS MEDICAL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	37-4787690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 41 University Drive
Newtown, Pennsylvania, 18940
(Address of registrant’s principal executive offices)

(215) 809-2018
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

As of the close of business on August 3, 2016, 84,324,684 Class A Common shares of the registrant were issued and outstanding.

Helius Medical Technologies, Inc.
Form 10-Q
For the Quarter Ended June 30, 2016

Helius Medical Technologies, Inc.
Condensed Consolidated Balance Sheets
June 30, 2016 (Unaudited) and March 31, 2016
(Expressed in United States Dollars)

	June 30, 2016	March 31, 2016
	$	$
ASSETS
Current assets
Cash and cash equivalents	7,973,437	2,643,937
Receivables (Note 2)	532,359	399,106
Prepaid expenses	590,355	502,264
Other current assets	-	495,415
Total current assets	9,096,151	4,040,722

TOTAL ASSETS	9,096,151	4,040,722

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,036,766	2,181,154
Shares to be issued	-	150,000
Derivative liability (Note 3 and Note 4)	3,303,277	1,725,760
Total current liabilities	4,340,043	4,056,914

TOTAL LIABILITIES	4,340,043	4,056,914

Commitments and contingencies (Note 5)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Unlimited Class A common shares authorized); (84,323,934 shares issued and outstanding at June 30, 2016 and 72,193,209 shares issued and outstanding at March 31, 2016) (Note 3)	30,569,600	24,347,930
Additional paid-in capital	4,669,135	2,940,539
Accumulated other comprehensive loss	(1,092,940)	(999,398)
Accumulated deficit	(29,389,687)	(26,305,263)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,756,108	(16,192)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	9,096,151	4,040,722

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

Helius Medical Technologies Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
for the three months ended June 30, 2016 and 2015 (Unaudited)
(Expressed in United States Dollars)

	Three Months Ended
	June 30,
	2016	2015
	$	$
Operating Expenses

General and administrative (Note 1 and Note 4)	1,449,981	1,464,849
Research and development (Note 1 and Note 4)	653,883	1,520,824
Total operating expenses	2,103,864	2,985,673
Loss from operations	(2,103,864)	(2,985,673)

Other Income (expense)
Interest expense, net	-	(53)
Other income	109,500	-
Change in fair value of derivative liability (Note 3 and Note 4)	(1,309,382)	512,784
Foreign exchange gain (loss)	219,322	(81,425)
Total other income (expense)	(980,560)	431,306

Net loss	(3,084,424)	(2,554,367)

Other comprehensive income (loss)
Foreign currency translation adjustments	(93,542)	40,626

Comprehensive loss	(3,177,966)	(2,513,741)

Net loss per share
Basic and dilutive	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic and dilutive	81,003,020	63,722,378

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the three months ended June 30, 2016 and 2015 (Unaudited)
(Expressed in United States Dollars)

						Accumulated other
			Additional Paid-	Shares to be	Accumulated	comprehensive
	Common Stock	Amount	In Capital	Issued	Deficit	income (loss)	Equity(Deficit)
		$	$	$	$	$	$
Balance March 31, 2015	63,104,788	16,358,093	2,434,552	39,545	(19,423,451)	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,465,524	-	-	-	-	1,465,524
Issuance of common stock for private placement	335,463	585,702	-	(39,545)	-	-	546,157
Share issuance cost	-	(124,877)	-	-	-	-	(124,877)
Stock-based compensation on 2,970,000 options granted	-	-	174,676	-	-	-	174,676
Stock-based compensation on 400,000 options granted	-	-	285,462	-	-	-	285,462
Fair value of non-employee vested options reallocated to derivative liability	-	-	(690,885)	-	-	-	(690,885)
Net loss	-	-	-	-	(2,554,367)	-	(2,554,367)
Translation adjustments	-	-	-	-	-	40,626	40,626
Balance – June 30, 2015	64,303,924	18,296,368	2,203,805	-	(21,977,818)	(931,014)	(2,408,659)

Helius Medical Technologies Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
for the three months ended June 30, 2016 and 2015 (Unaudited)
(Expressed in United States Dollars)

					Accumulated other
			Additional Paid-In	Accumulated	comprehensive income
	Common Stock	Amount	Capital	Deficit	(loss)	Capital (Deficit)
		$	$	$	$	$

Balance – March 31, 2016	72,193,209	24,347,930	2,940,539	(26,305,263)	(999,398)	(16,192)
Exercise of finder’s warrants	1,825,600	1,548,863	(151,184)	-	-	1,397,679
Issuance of common stock in public offering	10,305,125	6,547,997	-	-	-	6,547,997
Issuance of warrants in public offering	-	-	1,504,914	-	-	1,504,914
Share issuance cost	-	(1,875,190)	366,271	-	-	(1,508,919)
Stock-based compensation on 3,770,000 options granted	-	-	195,987	-	-	195,987
Stock-based compensation on 400,000 options granted	-	-	37,831	-	-	37,831
Stock-based compensation on 100,000 options granted	-	-	8,455	-	-	8,455
Stock-based compensation on 100,000 options granted	-	-	9,126	-	-	9,126
Stock-based compensation on 50,000 options granted	-	-	1,248	-	-	1,248
Stock-based compensation on 750,000 options granted	-	-	13,070	-	-	13,070
Stock-based compensation on 950,000 options granted	-	-	7,807	-	-	7,807
Stock-based compensation on 100,000 options granted	-	-	3,206	-	-	3,206
Fair value of non-employee vested options reallocated to derivative liability	-	-	(268,135)	-	-	(268,135)
Net loss for the period	-	-	-	(3,084,424)	-	(3,084,424)
Translation adjustments	-	-	-	-	(93,542)	(93,542)
Balance – June 30, 2016	84,323,934	30,569,600	4,669,135	(29,389,687)	(1,092,940)	4,756,108

Helius Medical Technologies, Inc.

Consolidated Statements of Cash Flows
for the three months ended June 30, 2016 and 2015 (Unaudited)
(Expressed in United States Dollars)

	June 30, 2016	June 30, 2015
	$	$
Cash flows from operating activities
Net loss	(3,084,424)	(2,554,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,309,382	(512,784)
Stock-based compensation	276,730	460,138
Unrealized foreign exchange loss	-	115,638
Changes in operating assets and liabilities:
Receivables	(133,253)	(15,264)
Prepaids and other current assets	(88,091)	(22,205)
Accounts payable and accrued liabilities	(648,973)	382,844
Net cash used in operating activities	(2,368,629)	(2,146,000)

Cash flows from investing activities
Proceeds from the sale of short term investment	-	378,000
Net cash provided by investing activities	-	378,000

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants	7,902,912	2,519,561
Share issuance costs	(1,508,919)	(124,877)
Proceeds from exercise of warrants	1,397,679	-
Net cash provided by financing activities	7,791,672	2,394,684

Effect of foreign exchange rate changes on cash	(93,543)	(73,714)

Net change in cash and cash equivalents	5,329,500	552,970

Cash and cash equivalents, beginning of the period	2,643,937	418,893

Cash and cash equivalents, end of the period	7,973,437	971,863

Supplemental cash flow information
Interest paid in cash	-	-
Income taxes paid in cash	-	-

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.
Notes to the Condensed Consolidated Financial Statements
Three months ended June 30, 2016 and 2015

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

The Company has two wholly-owned subsidiaries, Neurohabilitation Corporation (“Neuro”) and Helius Medical Technologies (Canada), Inc. (“Helius Canada”).

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred a net loss of $3,084,424 for the three months ended June 30, 2016 and, as of June 30, 2016, the Company has an accumulated deficit of $29,389,687. The Company has not generated any product revenues and has not achieved profitable operations. Until the Company generates a level of revenue to support its cost structure, the Company expects to continue to incur substantial operating losses and net cash outflows. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.

While the Company had cash and cash equivalents of $7,973,437 as of June 30, 2016, management does not believe these resources will be sufficient to meet the Company’s operating and capital needs through the end of its fiscal year ended March 31, 2017.

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

Revision of Prior Period Financial Statements

In the fourth quarter of fiscal year 2016, the Company revised and corrected the accounting for stock compensation expense related to certain non-employee awards for prior interim periods in fiscal year 2016. The Company evaluated the materiality of this revision and concluded that it was not material to any of the previously issued financial statements. However, had this not been revised, the accounting may have resulted in a material misstatement to the financial statements for the full year fiscal 2016. Accordingly, the Company revised previously reported periods included in Form 10-Q for the quarters ended June 30, 2015 and December 31, 2015. The Company will revise all other previously reported periods as such financial information is included in future filings.

The effects of this revision on the Company’s Condensed Consolidated Statements of Equity and Operations and Comprehensive Loss were as follows:

	Three Months Ended June 30, 2015
	As Previously		As
	Reported	Adjustment	Revised
Additional paid-in capital	$2,053,907	$149,898	$2,203,805
Research & development	$1,370,926	$149,898	$1,520,824
Loss from operations	$(2,835,775)	$(149,898)	$(2,985,673)
Net loss	$(2,404,469)	$(149,898)	$(2,554,367)
Earnings per share
Basic and Diluted	$(0.04)	$-	$(0.04)
Total comprehensive loss	$(2,363,843)	$(149,898)	$(2,513,741)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of Helius Medical Technologies, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended March 31, 2016, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on June 28, 2016. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“ U.S. GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the fair value pricing model for share-based payment transactions and deferred income tax asset valuation allowances. Financial statements include estimates which, by their nature, are uncertain. Actual outcomes could differ from these estimates.

Principles of Consolidation

In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information.

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

Receivables

Accounts receivable are stated at their net realizable value. At June 30, 2016, the accounts receivable balance consisted primarily of GST and QST refunds as well as reimbursements from the US army related to the Company’s expenditures.

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

Foreign Exchange

The functional currency of the Company and Helius Canada is the Canadian dollar (“CAD”) and the functional currency of Neuro is the U.S. dollar (“USD”). The Company’s reporting currency is the U.S. dollar. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange gain (loss) within the condensed consolidated statements of operations. The foreign exchange adjustment in the books of Neuro relating to inter-company advances from Helius that are denominated in Canadian dollars is recorded in the condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2016, there was a foreign exchange gain of $219,322 and for the three months ended June 30, 2015 there was a foreign exchange loss of $81,425 recognized in the condensed consolidated statements of operations and comprehensive loss.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company, through its chief operating decision maker, views its operations and manages the business in one segment.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the consolidated balance sheet date.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The book values of these instruments approximate their fair values due to the immediate or short-term nature of those instruments.

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

The Company had certain Level 3 derivative liabilities required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP as at June 30, 2016 and 2015. Unobservable inputs used in the valuation of these liabilities includes volatility of the underlying share price and the expected term. See Note 3. for the inputs used in the Black Scholes model at June 30, 2016 and the rollforward of the warrant liability and see Note 4. for the inputs used in the Black Scholes model at June 30, 2016 and 2015 for the rollforward of the derivative liability for non-employee options.

	Fair Value	Level 1	Level 2	Level 3
June 30, 2016

Liabilities:
Non-employee options	1,188,770	-	-	1,188,770
Warrants	2,114,507	-	-	2,114,507

March 31, 2016

Liabilities:
Non-employee options	521,179	-	-	521,179
Warrants	1,204,581	-	-	1,204,581

There were no transfers between any of the levels during the three months ended June 30, 2016 and 2015.

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

The basic and diluted loss per share for the three months ended June 30, 2016 and 2015 were calculated as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
	$	$

Net loss, basic and diluted	(3,084,424)	(2,554,367)
Denominator
Basic and dilutive weighted average common shares outstanding	81,003,020	63,722,378

Basic and dilutive net loss per share	$(0.04)	$(0.04)

The following outstanding securities for the three months ended June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months	Three Months
	Ended	Ended
	June 30, 2016	June 30, 2015
Options outstanding	6,520,000	4,920,000
Warrants outstanding	10,182,629	9,068,741
Total	16,702,629	13,988,741

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

3.	COMMON STOCK AND WARRANTS

As of June 30, 2016, the Company’s certificate of incorporation authorized the Company to issue unlimited Class A common shares without par value. Each Class A common share is entitled to have the right to vote at any shareholder meeting on the basis of one vote per share. Each Class A share held entitles the holder to receive dividends as declared by the directors. No dividends have been declared through June 30, 2016. In the event of the liquidation, dissolution or winding-up of the Company other distribution of assets of the Company among its shareholders for the purposes of winding-up its affairs or upon a reduction of capital the holders of the Class A common shares shall, share equally, share for share, in the remaining assets and property of the Company.

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

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the "Offering") of units (the "Units") with gross proceeds to the Company of CAD $9,215,000 through the issuance of Units at a price of CAD $1.00 per Unit. Each Unit consists of one Class A common share in the capital of the Company (a “Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one additional Common Share at an exercise price of CAD $1.50 on or before April 18, 2019. Mackie Research Capital Corporation (the "Agent") acted as agent and sole bookrunner in connection with the Offering. The Company paid the Agent a cash commission of CAD $436,050 and has granted to the Agent compensation options exercisable to purchase 436,050 Units at an exercise price of CAD $1.00 per Unit for a period of 24 months from the closing of the Offering. The Company incurred other cash issuance costs of USD $1,238,566 related to this offering.

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

The warrants issued in each of the April 18, 2016 and May 2, 2016 closings are classified within equity. The proceeds from the Offering were allocated on a relative fair value basis between the Class A common shares and the warrants issued. The compensation options are accounted for as warrants. These warrants represent additional share issuance costs and are recorded within equity at their fair value. The fair value of both the warrants and the compensation options was determined using a Black-Scholes option pricing model.

The fair value of the warrants granted during the three months ended June 30, 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2016

Stock price	$1.09 CAD
Exercise Price	$1.50 CAD
Expected life	3.0 years
Expected volatility	83.83%
Risk – free interest rate	0.60%
Dividend rate	0.00%

The fair value of the compensation options granted during the three months ended June 30, 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2016

Stock price	$1.36 CAD
Exercise Price	$1.00 CAD
Expected life	2.0 years
Expected volatility	126.76%
Risk – free interest rate	0.61%
Dividend rate	0.00%

On June 6, 2016, the Company announced that it received proceeds of CAD $1,825,600 from the exercise of 1,825,600 outstanding warrants which were issued in connection with the Company’s private placement of subscription receipts that closed on May 30, 2014. The remaining 6,604,400 warrants issued in this offering expired unexercised.

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

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the three months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016 $	Three months ended June 30, 2015 $

Fair value of warrants, beginning of the period	1,204,581	-
Issuance	-	495,954
Change in fair value of warrants during the period	909,926	(86,538)
Fair value of warrants, end of the period	2,114,507	409,416

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

The fair value of liability classified warrants outstanding as of June 30, 2016 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2016
Stock price	$1.11
Exercise Price	$1.62
Expected life	2.40 years
Expected volatility	87.06%
Risk – free interest rate	0.62%
Dividend rate	0.00%

The continuity of warrants for the three months ended June 30, 2016 is as follows:

	Number of warrants		Weighted Average Exercise Price
	CAD	US	CAD	US
Balance, March 31, 2016	8,430,000	4,528,609	$1.00	1.62
Granted	5,152,563	-	$1.50	-
Granted (Agent Compensation)	501,457	-	$1.00	-
Expired	(6,604,400)	-	$1.00	-
Exercised	(1,825,600)	-	$1.00	-
Balance, June 30, 2016	5,654,020	4,528,609	$1.46	1.62

The warrants outstanding and exercisable at June 30, 2016 are as follows:

Number of warrants outstanding	Exercise Price	Expiry Date
452,032	US $ 3.00	April 30, 2018
167,731	US $ 3.00	June 26, 2018
18,978	US $ 2.15	June 26, 2020
62,878	US $ 3.00	July 17, 2018
7,545	US $ 2.15	July 17, 2020
1,041,667	US $ 1.44	November 10, 2018
2,777,778	US $ 1.35	December 29, 2018
5,152,563	CAD $1.50	April 18, 2019
501,457	CAD $1.00	April 18, 2018

4.	SHARE BASED PAYMENTS

On June 18, 2014, the Company’s Board of Directors authorized and approved the adoption of the 2014 Plan (“2014 Plan”), under which an aggregate of 12,108,016 shares of common stock may be issued. Pursuant to the terms of the 2014 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units and deferred stock units. These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Board of Directors of the Company. At June 30, 2016, there were 5,588,016 common shares remaining available for grant under the 2014 Plan.

The continuity of stock options for the year ended June 30, 2016 is as follows:

		Weighted
		Average	Aggregate
		Exercise Price	Intrinsic Value
	Number	(CAD)	(CAD)

Balance outstanding at March 31, 2016	6,675,360	$1.08	$1,580,883
Forfeited	(31,250)	0.60	-
Cancelled	(124,110)	0.60	-

Balance outstanding at June 30, 2016	6,520,000	$1.09	$4,127,200

Balance exercisable at June 30, 2016	5,510,835	$1.10	$3,574,184

The options outstanding and exercisable at June 30, 2016 are as follows:

		Options
		outstanding
		remaining			Number of
Number of		contractual life	Exercise	Grant date fair	options
options	Expiry date	(years)	Price (CAD)	value (CAD)	exercisable

3,520,000	June 18, 2019	2.97	$0.60	$0.26	3,520,000
100,000	July 14, 2017	1.04	$2.52	$1.05	100,000
450,000	December 8, 2019	3.44	$2.92	$1.65	450,000
100,000	December 8, 2019	3.44	$2.92	$1.31	66,667
400,000	December 8, 2019	3.44	$2.96	$1.29	400,000
100,000	March 16, 2020	3.71	$3.20	$1.42	66,667
50,000	August 15, 2020	4.13	$0.98	$0.39	16,667
750,000	October 21, 2020	4.31	$0.87	$0.36	187,500
550,000	October 28, 2020	4.33	$0.84	$0.44	550,000
400,000	October 28,2020	4.33	$0.84	$0.36	120,000
100,000	December 31, 2020	4.51	$1.24	$0.50	33,334

6,520,000					5,510,835

Included in the table above are non-employee awards that are subject to remeasurement each reporting period until vested. As a result, the grant date fair value is not representative of the total expense that will be recorded for these awards. As of June 30, 2016, the unrecognized compensation cost related to non-vested stock options outstanding, was $240,993 to be recognized over a weighted-average remaining vesting period of approximately 2.02 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest. For the three months ended June 30, 2016 and 2015, the Company applied an expected forfeiture rate of 0% based on its historical experience.

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

The non-employee stock options that are required to be accounted for as liabilities are summarized as follows for the three months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016 $	Three months ended June 30, 2015 $

Fair value of non-employee options, beginning of the period	521,179	1,581,444
Issuance	-	-
Reallocation of vested non-employee options	268,135	690,885
Change in fair value of non-employee stock options during the period	399,456	(426,246)

Fair value of non-employee options, end of the period	1,188,770	1,846,083

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

The fair value of non-employee liability classified awards at June 30, 2016 and 2015 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2016	June 30, 2015

Stock price	$1.46 CAD	$2.50 CAD
Exercise Price	$1.23 CAD	$1.52 CAD
Expected life	3.10 years	3.98 years
Expected volatility	83.83%	67.85%
Risk – free interest rate	0.52%	1.31%
Dividend rate	0.00%	0.00%

Share-based payments are classified in the Company’s statements of operations and comprehensive loss as follows for the three months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016 $	Three months ended June 30, 2015 $

General and administrative	169,798	325,990
Research and development	106,932	134,148

	276,730	460,138

5.	COMMITMENTS AND CONTINGENCIES

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

(b)

On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica, LLC (“Ximedica”) where Ximedica will design, develop and produce PoNS™ product solution suitable for clinical trial and commercial sale. Under the program, the Company is responsible for ensuring the device is in compliance with relevant laws and regulations. The agreed budget for phase 1B of development is $499,000; phase 2 is $1,065,000; Phase 3 and 4 is $1,389,000 and 2nd software development cycle is $586,000, of which $5,414,111 was expensed as research and development since inception to June 30, 2016.

Invoices are to be issued monthly for work in progress. The Company can cancel the project at any time with a written notice at least 30 days prior to the intended date of cancellation. The Company recorded a prepaid expense of $274,000 to Ximedica for the upcoming clinical build of the PoNS™ device. As of June 30, 2016, the Company has expensed $154,626 of the $274,000 prepayment. As of June 30, 2016, the Company had also recorded a $300,000 project initiation deposit which will be applied once the development-to-supply program has been completed. During the three months ended June 30, 2016 and 2015, the Company incurred R&D charges of $222,743 and $818,020 pursuant to this agreement.

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

(e)

Under the Company’s Asset Purchase Agreement with A&B, if the Company fails to obtain FDA clearance for commercialization of or otherwise fails to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2017, the Company is subject to a US$2,000,000 contract penalty payable to A&B, unless the Company receives an exemption for the requirement of FDA clearance from the US Army Medical Material Agency. The Company has determined that the possibility of an economic outlay under this contractual penalty is remote.

(f)

In November 2014, the Company signed a development and distribution agreement with the Altair company in Russia to apply for registration and distribute the PoNS™ device in the territories of the former Soviet Union. However, there is no assurance that such commercialization will occur.

6.	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2016 and 2015, the Company paid $29,107 and $40,160 in consulting fees to directors of the Company. This expense was included in research and development expense. At June 30, 2016 and 2015, the Company owed $Nil and $24,418 to a director for consulting services.

During the three months ended June 30, 2016 and 2015, an expense of $106,932 and a benefit of $15,750 was included in research & development expense as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

7.	SOLE-SOURCE COST-SHARING AGREEMENT

During the fiscal year ended March 31, 2016, the Company entered into a sole source cost sharing contract executed with the USAMRMC. Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $2,996,244 representing approximately 62% of the Company’s estimated costs for the registrational trial (“the trial”) investigating the safety and effectiveness of the portable neuromodulation stimulator for mild to moderate traumatic brain injury. The trial expires on December 31, 2016 however the Company is working with the USAMRMC to extend the contract into 2017 based on the current trial forecast timelines. As of June 30, 2016, the Company has received a total of $1,628,627 in respect of expenses reimbursed. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses.

Under the terms of the agreement, the USAMRMC may terminate their obligation at any time with 30 days written notice.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the consolidated statements of cash flows.

During the three months ended June 30, 2016, the Company had the following non-cash financing transactions:

i)	Fair value of warrants issued to agent for services provided in conjunction with the Offering was $366,271.

During the three months ended June 30, 2015, the Company had the following non-cash financing transactions:

i)	Fair value of liability classified warrants issued in conjunction with private placement offerings was $495,954

9.	SUBSEQUENT EVENTS

On July 7, 2016, 750 Agent Compensation options issued pursuant to the Offering were exercised for gross proceeds of CAD $750.

On July 13, 2016 the Securities and Exchange Commission (“SEC”) declared effective the Company’s registration statement on Form S-1 relating to the resale of up to 11,953,115 shares of the Company’s Class A common stock, without par value (the “Common Shares), 5,074,560 warrants to purchase shares of the Company’s Class A common stock at an exercise price of CAD$1.50 per share (US$1.15 per share at the noon exchange rate as published by the Bank of Canada on July 12, 2016) (the “Warrants”), and 5,074,560 shares of our Class A common stock issuable upon the exercise of the Warrants held by certain security holders of the Company named in the registration statement (the “Warrant Shares”, and together with the Common Shares and the Warrants, the “Securities”).

The registration statement, while effective, allows the selling security holders named in the registration statement to publicly resell the Securities. Helius will not receive any proceeds from the sale of the Securities by the selling security holders. Upon the cash exercise of the Warrants, Helius will receive the exercise price of the Warrants.

On August 4, 2016, the Board of Director selected Thomas E. Griffin to the Board. Mr. Griffin was also appointed as the Chairman to Audit Committee.

Mr. Griffin has not participated in any transactions with the Company, nor are there currently any proposed transactions, requiring disclosure pursuant to Item 404(a) of Regulation S-K.

As a member of the Board of Directors, Mr. Griffin will be eligible to receive non-employee director compensation consistent with that provided to other non-employee directors: 100,000 stock options (75,000 as a Board Member and 25,000 as a member of the Audit Committee). The options will vest as follows: 25% upon date of issuance, 25% at one year anniversary of issuance date and 50% at year 2 anniversary of issuance date. The strike price will be set at the close of the market on the date of issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, our ability to maintain and enforce our intellectual property rights, government regulations, operating costs, our ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this annual report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2016, and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

INDUSTRY AND MARKET DATA

Within this quarterly report on Form 10-Q, we reference information, statistics and estimates regarding the medical devices and healthcare industries. We have obtained this information from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of this information. Some data and other information are also based on the good faith estimates of management, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable but have not independently verified them. The industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2016, and in “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.

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

The following discussion and analysis of our results of operations, financial condition and plan of operations should be read in conjunction with our audited financial statements for the year ended March 31, 2016. The discussion below contains forward- looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Item 1. Business – Business Uncertainties and Going Concern Risk” in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 28, 2016 and elsewhere in this quarterly report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
Revenue	$-	$-	$-
Operating expenses:
Research and development	653,883	1,520,824	(866,941)
General and administrative	1,449,981	1,464,849	(14,868)
Total operating expenses	2,103,864	2,985,673	881,809
Loss from operations	(2,103,864)	(2,985,673)	(881,809)
Other income (expense):
Interest expense, net	-	(53)	53
Other income	109,500	-	109,500
Change in fair value of derivative liability	(1,309,382)	512,784	(1,822,166)
Foreign exchange	219,322	(81,425)	300,747
Net loss	$(3,084,424)	$(2,554,367)	$(530,057)

Revenues

During the three months ended June 30, 2016 and 2015, we did not generate any revenues.

Research and Development Expenses

Research and development expenses were $653,883 for the three months ended June 30, 2016, compared to $1,520,824 for the three months ended June 30, 2015. The decrease of $866,941was primarily attributable to a decrease in the Company’s activities as it prepares for the extra clinical build with Ximedica.

General and Administrative Expenses

General and administrative expenses were $1,449,981for the three months ended June 30, 2016, compared to $1,464,849 for the three months ended June 30, 2015.

Interest Expense, net

Interest expense, net was nil for the three months ended June 30, 2016, compared to $53 for the three months ended June 30, 2015. The decrease in interest expense of $53 was primarily attributable to the fact that no interest-bearing instruments were used or issued in the relevant periods.

Other Income

Other income was $109,500 for the three months ended June 30, 2016, compared to nil for the three months ended June 30, 2015. The increase of 109,500 was primarily attributable to an increase in the sale of prototype PoNSTM devices to various trial sites.

Change in fair value of derivative liability

The change in fair value of derivative liability was a loss of $1,309,382 for the three months ended June 30, 2016, compared to a gain of $512,784 for the three months ended June 30, 2015. The change in fair value of derivative liability is attributable to the change in our stock price during the year, as this is an input to the black-scholes option pricing model that is used to re-measure the derivative liability at each reporting period. The derivative liabilities do not represent cash liabilities.

Foreign exchange

Foreign exchange gain was $219,322 as compared to a loss of $81,425 for the three months ended June 30, 2016 and 2015. This is primarily due to the fluctuations in foreign exchange given the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended June 30,
	2016	2015
Cash used in/provided by operating activities	$(2,368,629)	$(2,146,000)
Cash used in/provided by investing activities	-	378,000
Cash used in/provided by financing activities	7,791,671	2,394,684
Net increase/decrease in cash and cash equivalents	5,329,500	552,970

During the three months ended June 30, 2016, our net cash increased by $5,329,500, which included net cash used in operating activities of $2,368,629 stemming from our increase in operations, net cash provided by investing activities of nil and net cash provided by financing activities of $7,791,671 stemming mainly from the closing of the Offering and the Over-Allotment Option.

During the three months ended June 30, 2015, our net cash increased by $552,970, which included net cash used in operating activities of $2,146,000 stemming from our increase in operations, net cash provided by investing activities of $378,000 stemming from the closing of a number of short-term investment accounts and net cash provided by financing activities of $2,394,684 stemming mainly from the closing of multiple private placements. The effect of changes in foreign exchange rates for the period was $(73,714).

Cash Used in Operating Activities

Operating activities for the three months ended June 30, 2016 used cash of $2,368,629. This was made up of a net loss of $3,084,424 less adjustments for non-cash items such as change in fair value of derivative liability of $1,309,382, stock based compensation of $276,730, receivables of ($133,253), accounts payable and accrued expenses of ($648,973), and prepaid expenses and other current assets of ($88,091). Receivables increased due to the higher amount of refundable Canadian commodity tax, the Company’s reimbursements from the USAMRC, and the sale of some prototype devices. Prepaid expenses and payables increased due to our increase in operations.

Operating activities in the three months ended June 30, 2015 used cash of $2,146,000. This was made up of a net loss of $2,554,367 less adjustments for non-cash items such as change in fair value of derivative liability of ($512,784), stock based compensation of $460,138, receivables of ($15,264), accounts payable of $382,844, prepaid expenses of ($22,205) and foreign exchange on remeasurement of $115,638. Receivables increased due to the higher amount of refundable Canadian commodity tax. Payables and prepaid expenses increased due to our increase in operations.

Cash Provided by Investing Activities

During the three months ended June 30, 2016, cash provided by investing activities totaled nil.

During the three months ended June 30, 2015, cash provided by investing activities totaled $378,000. This was made up of the closing of a number of interest-bearing short-term investment accounts held.

Cash Provided by Financing Activities

During the three months ended June 30, 2016, financing activities provided cash of $7,791,671. Financing activities during the three months ended June 30, 2016 consisted of: issuance of common stock and warrants of $7,902,911 stemming from the Offering and the Over-Allotment Option, proceeds from the exercise of warrants of $1,397,679, less issuance costs related to the Offering of ($1,508,920).

During the three months ended June 30, 2015, financing activities provided cash of $2,394,684. Financing activities during the three month period ended June 30, 2015, consisted of: issuance of common stock and warrants of $2,519,561 stemming from multiple private placements, less share issuance costs of $124,877.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Cash and cash equivalents	$7,973,437	$971,863
Working capital (deficit)	$4,756,108	$(153,160)

Our cash and cash equivalents as of June 30, 2016 were $7,973,437. To date we have not generated any revenue from the commercial sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion of the clinical trial, FDA clearance of the PoNS™ device for treating balance disorder associated with mild to moderate TBI, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates.

The Company intends to fund ongoing activities by utilizing current cash and cash equivalents and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditure or sell certain assets, including intellectual property assets. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs through the end of our fiscal year ended March 31, 2017.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

We use the Black-Scholes option valuation model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 - Fair Value Measurement.

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which for the Company is April 1, 2017. Early adoption is permitted. The adoption of this standard will not have a material impact on our financial position or results of operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

In connection with this quarterly report on Form 10-Q, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and has concluded that our disclosure controls and procedures were ineffective as of June 30, 2016. In particular, the Company’s management determined that the improper design of controls with respect to the classification of the Company’s warrants was a deficiency in its internal control over financial reporting resulting from the material weakness identified at December 31, 2015. As a result, we did not maintain effective controls over the accounting with respect to the classification of the Company’s warrants issued in various private placements, which led us to restate our interim condensed consolidated financial statements. As of the date of this filing, we are still in the process of remediating the material weaknesses that caused our disclosure controls and procedures to not be effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of the consolidated financial statements for the year ended June 30, 2016, our management determined that our accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex U.S. GAAP matters, which our management determined has caused our disclosure controls and procedures to be ineffective.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended March 31, 2016. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition and/or operating results . The risks described in our annual report on Form 10-K for the year ended March 31, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See Note 3 above in the Condensed Consolidated Financial Statements

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
[OPEN]
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 15, 2016	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: August 15, 2016	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary