Form 10-K/A
period 2016-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-11-01
CIK 1610853

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
Yes [   ]     No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant on September 30, 2015, based on the closing price on that date of CAD $0.84 (USD $0.61), was approximately $39,359,835. As of October 31, 2016 there were 84,534,684 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Helius Medical Technologies, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on June 28, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 to include an audit report that is signed by our independent registered public accountants as required by Article 2 of Regulation S-X, and Section 302 and 906 certifications.

This Amendment No. 1 speaks as of the filing date of the Original Filing, does not reflect events which may have occurred since the filing date of the Original Filing, and does not amend or modify any disclosure made in the Original Filing except to incorporate changes to Form 10-K Page F-2, Exhibits 23.1, 31.1, 31.2, and 32.1.

This additional disclosure does not revise or alter the Company’s financial statements and any forward-looking statements contained in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains new certifications by our principal executive officer and principal financial officer, which are being filed or furnished as exhibits to this Amendment No. 1.

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

Vancouver, British Columbia
June 27, 2016

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: October 31, 2016	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Philippe Deschamps	Date: October 31, 2016

Philippe Deschamps
President, Chief Executive Officer and a
Director

By	/s/ Joyce LaViscount	Date: October 31, 2016
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary

By	/s/ Savio Chiu	Date: October 31, 2016
Savio Chiu
Director

By	/s/ Blane Walter	Date: October 31, 2016
Blane Walter
Director

By	/s/ Mitchell E. Tyler	Date: October 31, 2016
Mitchell E. Tyler
Director

By	/s/ Edward M. Straw	Date: October 31, 2016
Edward M. Straw
Director

By	/s/ Huaizheng Peng	Date: October 31, 2016
Huaizheng Peng
Director