Form 10-Q
period 2016-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2016-11-14
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
Class A Common Stock	84,534,684

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 and March 31, 2016 (Unaudited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2016 and 2015 (Unaudited)	3

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended September 30, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

Helius Medical Technologies, Inc.
Condensed Consolidated Balance Sheets
September 30, 2016 and March 31, 2016 (Unaudited)
(Expressed in United States Dollars)

	September 30,	March 31,
	2016	2016
	$	$
ASSETS
Current assets
Cash and cash equivalents	6,172,564	2,643,937
Receivables	170,095	399,106
Prepaid expenses	459,330	502,264
Other current assets	-	495,415
Total current assets	6,801,989	4,040,722

TOTAL ASSETS	6,801,989	4,040,722

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,446,415	2,181,154
Shares to be issued	-	150,000
Derivative liability	3,014,902	1,725,760
Total current liabilities	4,461,317	4,056,914

TOTAL LIABILITIES	4,461,317	4,056,914

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Unlimited Class A common shares authorized); (84,534,684 shares outstanding as of September 30, 2016 and 72,193,209 shares outstanding as of March 31, 2016)	30,897,064	24,347,930
Additional paid-in capital	5,085,499	2,940,539
Accumulated other comprehensive loss	(1,265,575)	(999,398)
Accumulated deficit	(32,376,316)	(26,305,263)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,340,672	(16,192)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	6,801,989	4,040,722

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended September 30, 2016 and 2015 (Unaudited)
(Expressed in United States Dollars, except weighted average share information)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
Operating Expenses:
General and administrative	2,042,478	724,141	3,492,459	2,188,990
Research and development	1,348,172	1,531	2,002,055	1,522,355
Total operating expenses	3,390,650	725,672	5,494,514	3,711,345
Loss from operations	(3,390,650)	(725,672)	(5,494,514)	(3,711,345)

Other income (expense):
Interest and other income	1,120	27,801	110,619	27,748
Change in fair value of derivative liability	288,375	1,894,305	(1,021,007)	2,407,089
Foreign exchange gain	114,527	588,978	333,849	507,553
Total other income (expense)	404,022	2,511,084	(576,539)	2,942,390

Net income (loss)	(2,986,628)	1,785,412	(6,071,053)	(768,955)

Other comprehensive loss
Foreign currency translation adjustments	(172,635)	(567,519)	(266,177)	(526,893)

Comprehensive income (loss)	(3,159,263)	1,217,893	(6,337,230)	(1,295,848)

Net income (loss) per share
Basic	(0.04)	0.03	(0.07)	(0.01)
Diluted	(0.04)	0.03	(0.07)	(0.01)

Weighted average shares outstanding
Basic	84,366,692	64,408,500	82,694,046	64,055,508
Diluted	85,004,192	69,121,373	82,694,046	71,191,503

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
For the six months ended September 30, 2015 (Unaudited)
(Expressed in United States Dollars)

						Accumulated
			Additional		Shares	Other
			Paid-In	Accumulated	to be	Comprehensive
	Common	Amount	Capital	Deficit	Issued	Loss	Total
	Stock	$	$	$	$	$	$
Balance as of April 1, 2015	63,104,788	16,358,093	2,434,552	(19,423,451)	39,545	(971,640)	(1,562,901)
Exercise of finder’s warrants	14,400	11,926	-	-	-	-	11,926
Issuance of common stock for private placement	849,273	1,465,524	-	-	-	-	1,465,524
Issuance of common stock for private placement	335,463	585,702	-	-	(39,545)	-	546,157
Issuance of common stock for private placement	125,756	233,806	-	-	-	-	233,806
Stock option exercise	94,640	42,500	-	-	-	-	42,500
Fair value of options exercised	-	20,454	(20,454)	-	-	-	-
Share issuance cost	-	(141,100)	-	-	-	-	(141,100)
Stock-based compensation expense	-	-	250,415	-	-	-	250,415
Fair value of non-employee vested options reallocated to derivative liability	-	-	(690,885)	-	-	-	(690,885)
Net loss	-	-	-	(768,955)	-	-	(768,955)
Foreign currency translation adjustments	-	-	-	-	-	(526,893)	(526,893)
Balance as of September 30, 2015	64,524,320	18,576,905	1,973,628	(20,192,406)	-	(1,498,533)	(1,140,406)

(The accompanying notes are an integral part of the condensed consolidated financial statements)

Helius Medical Technologies, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the six months ended September 30, 2016 (Unaudited)
(Expressed in United States Dollars)

					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Common	Amount	Capital	Deficit	Loss	Total
	Stock	$	$	$	$	$
Balance as of April 1, 2016	72,193,209	24,347,930	2,940,539	(26,305,263)	(999,398)	(16,192)
Exercise of finder’s warrants	1,825,600	1,548,863	(151,184)	-	-	1,397,679
Issuance of common stock in public offering and private placement	10,305,125	6,547,997	-	-	-	6,547,997
Issuance of warrants in public offering and private placement	-	-	1,504,914	-	-	1,504,914
Share issuance cost	-	(1,875,190)	366,271	-	-	(1,508,919)
Stock-based compensation expense	-	-	924,291	-	-	924,291
Fair value of non-employee vested options reallocated to derivative liability	-	-	(268,135)	-	-	(268,135)
Agent compensation option exercise	750	1,129	(548)	-	-	581
Stock option exercise	210,000	326,335	(230,649)	-	-	95,686
Net loss	-	-	-	(6,071,053)	-	(6,071,053)
Foreign currency translation adjustments	-	-	-	-	(266,177)	(266,177)
Balance as of September 30, 2016	84,534,684	30,897,064	5,085,499	(32,376,316)	(1,265,575)	2,340,672

(The accompanying notes are an integral part of the condensed consolidated financial statements)

Helius Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2016 and 2015 (Unaudited)
(Expressed in United States Dollars)

	Six Months Ended
	September 30, 2016	September 30, 2015
	$	$
Cash flows from operating activities:
Net loss	(6,071,053)	(768,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	1,021,007	(2,407,089)
Stock-based compensation expense	924,291	250,415
Unrealized foreign exchange loss	-	(429,494)
Changes in operating assets and liabilities:
Receivables	229,011	(110,329)
Prepaid expenses and other current assets	42,934	119,112
Accounts payable and accrued liabilities	(239,324)	(47,405)
Net cash used in operating activities	(4,093,134)	(3,393,745)

Cash flows from investing activities:
Proceeds from the sale of short term investment	-	378,000
Net cash provided by investing activities	-	378,000

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	7,902,912	2,832,436
Share issuance costs	(1,508,919)	(141,100)
Proceeds from issuance of promissory note	-	200,000
Proceeds from exercise of stock options and warrants	1,493,946	-
Net cash provided by financing activities	7,887,939	2,891,336

Effect of foreign exchange rate changes on cash	(266,178)	(102,228)

Net increase (decrease) in cash and cash equivalents	3,528,627	(226,637)

Cash and cash equivalents at beginning of period	2,643,937	418,893

Cash and cash equivalents at end of period	6,172,564	192,256

Supplemental disclosure of non-cash activity:
Fair value of warrants issued to agent for services in conjunction with the Offering	366,271	-
Fair value of liability classified warrants issued in conjunction with Private Placement	-	532,523

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Helius Medical Technologies, Inc. (the “Company”) is engaged primarily in the medical technology industry focused on neurological wellness. The Company’s planned principal operations include the development, licensing and acquisition of unique and non-invasive platform technologies to amplify the brain’s ability to heal itself. To date, the Company has not generated any revenue.

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

Going Concern

As of September 30, 2016, the Company’s cash and cash equivalents were $6,172,564. During the six months ended September 30, 2016, the Company incurred a net loss of $6,071,053 and as of September 30, 2016 it’s accumulated deficit was $32,376,316. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revision of Prior Period Financial Statements

In the fourth quarter of fiscal year 2016, the Company revised and corrected the accounting for stock compensation expense related to certain non-employee awards for prior interim periods in fiscal year 2016. The Company evaluated the materiality of this revision and concluded that it was not material to any of the previously issued financial statements. However, had this not been revised, the accounting may have resulted in a material misstatement to the financial statements for the full year fiscal 2016. Accordingly, the Company revised previously reported periods included in Form 10-Q for the three-month periods ended June 30, 2015 and December 31, 2015. The Company will revise all other previously reported periods as such financial information is included in future filings.

The effects of this revision on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (loss) were as follows:

	Three Months Ended September 30, 2015			Six Months Ended September 30, 2015
	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Research and development	$1,531	$-	$1,531	$1,372,457	$149,898	$1,522,355
Loss from operations	$(725,672)	$-	$(725,672)	$(3,561,447)	$(149,898)	$(3,711,345)
Net income (loss)	$1,785,412	$-	$1,785,412	$(619,057)	$(149,898)	$(768,955)
Net income (loss) per share
Basic and diluted	$0.03	$-	$0.03	$(0.01)	$-	$(0.01)
Total comprehensive income (loss)	$1,217,893	$-	$1,217,893	$(1,145,950)	$(149,898)	$(1,295,848)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Helius Medical Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended March 31, 2016, included its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on June 28, 2016. The year end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Use of Estimates

The preparation of the consolidated financial statements in accordance U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Significant estimates include the assumptions used in the fair value pricing model for share-based payment transactions and deferred income tax asset valuation allowances. Financial statements include estimates which, by their nature, are uncertain. Actual outcomes could differ from these estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash at banks and on hand, and short-term highly liquid investments that have an original maturity of three months or less.

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

Receivables

Accounts receivable are stated at their net realizable value. At September 30, 2016, the accounts receivable balance consisted primarily of GST and QST refunds as well as reimbursements from the U.S. Army related to the Company’s expenditures.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. The Company recognizes its stock-based compensation using the straight-line method.

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

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be measured at fair value on the date of the grant. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional paid-in capital. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital. Share purchase options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service condition.

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

Foreign Currency

The functional currency of the Company and Helius Canada is the Canadian dollar (“CAD”) and the functional currency of Neuro is the U.S. dollar (“USD”). The Company’s reporting currency is the U.S. dollar. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange gain (loss) within the condensed consolidated statements of operations. The foreign exchange adjustment in the books of Neuro relating to inter-company advances from Helius that are denominated in Canadian dollars is recorded in the condensed consolidated statements of operations and comprehensive income (loss).

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

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax provisions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations and comprehensive income (loss). When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated statements of operations and comprehensive income (loss).

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

Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations and comprehensive income (loss). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not the right to exercise or settle the derivative instrument lies with the holder.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and accrued liabilities. The book values of these instruments approximate their fair values due to the immediate or short-term nature of those instruments.

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

The Company had certain Level 3 derivative liabilities required to be recorded at fair value on a recurring basis in accordance with U.S. GAAP. Unobservable inputs used in the valuation of these liabilities includes volatility of the underlying share price and the expected term. See Note 4 for the inputs used in the Black-Scholes option pricing model at September 30, 2016 and the roll forward of the warrant liability and see Note 5 for the inputs used in the Black-Scholes option pricing model at September 30, 2016 and 2015 for the roll forward of the derivative liability for non-employee options.

	Fair Value	Level 1	Level 2	Level 3
	$	$	$	$
September 30, 2016

Liabilities:
Non-employee options	974,473	-	-	974,473
Warrants	2,040,429	-	-	2,040,429

March 31, 2016

Liabilities:
Non-employee options	521,179	-	-	521,179
Warrants	1,204,581	-	-	1,204,581

There were no transfers between any of the levels during the three and six months ended September 30, 2016 and 2015.

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted-average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

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

The basic and diluted net income (loss) per share for the three and six months ended September 30, 2016 and 2015 was calculated as follows:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Basic
Numerator
Net income (loss)	$(2,986,628)	$1,785,412	$(6,071,053)	$(768,955)
Denominator
Weighted average common shares outstanding	84,366,692	64,408,500	82,694,046	64,055,508

Basic net income (loss) per share	$(0.04)	$0.03	$(0.07)	$(0.01)

Diluted
Numerator
Net income (loss), basic	$(2,986,628)	$1,785,412	$(6,071,053)	$(768,955)
Effect of dilutive securities: Change in fair value of derivative liability	(139,518)	-	-	-
Net income (loss), diluted	(3,126,146)	1,785,412	(6,071,053)	(768,955)
Denominator
Weighted average common shares outstanding	84,366,692	64,408,500	82,694,046	64,055,508
Potential share issuances:
Common share options	637,500	2,135,104	-	2,652,859
Common share warrants	-	2,577,769	-	4,483,136
Weighted average common shares outstanding	85,004,192	69,121,373	82,694,046	71,191,503

Diluted net income (loss) per share	$(0.04)	$0.03	$(0.07)	$(0.01)

During the three and six months ended September 30, 2016, a total of 8,135,000 and 9,335,000 options were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. During the three and six months ended September 30, 2016, a total of 10,182,254 and 10,182,254 warrants were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the potential impact of the adoption of this standard.

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

3.    PROMISSORY NOTE

On August 25, 2015, the Company received $200,000 in exchange for the issuance of a promissory note. The promissory note was to be repaid six months from the date of issuance with interest at the rate of 6% per annum. In addition, the lender was entitled to receive 30,000 common shares of the Company on the date of the promissory note and 30,000 common every three months thereafter so long as the principal of the loan remained outstanding.

On October 28, 2015, the Company repaid the loan in its entirety and issued 30,000 common shares that were owed the lender in accordance with the terms of the promissory note.

4.    COMMON STOCK AND WARRANTS

As of September 30, 2016, the Company’s certificate of incorporation authorized the Company to issue unlimited Class A common shares without par value. Each Class A common share is entitled to have the right to vote at any shareholder meeting on the basis of one vote per share. Each Class A share held entitles the holder to receive dividends as declared by the directors. No dividends have been declared through September 30, 2016. In the event of the liquidation, dissolution or winding-up of the Company other distribution of assets of the Company among its shareholders for the purposes of winding-up its affairs or upon a reduction of capital the holders of the Class A common shares shall, share equally, share for share, in the remaining assets and property of the Company.

The Company is subject to a stockholders’ agreement, which places certain restrictions on the Company’s stock and its stockholders. These restrictions include approvals prior to sale or transfer of stock, a right of first refusal to purchase stock held by the Company and a secondary right of refusal to stockholders, right of co-sale whereby certain stockholders may be enabled to participate in a sale of other stockholders to obtain the same price, term and conditions on a pro-rata basis, rights of first offer of new security issuances to current stockholders on a pro-rata basis and certain other restrictions.

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

The fair value of the warrants granted during the six months ended September 30, 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2016
Stock price	$1.09 CAD
Exercise price	$1.50 CAD
Expected life	3.0 years
Expected volatility	83.83%
Risk-free interest rate	0.60%
Dividend rate	0.00%

The fair value of the compensation options granted during the six months ended September 30, 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2016
Stock price	$1.36 CAD
Exercise price	$1.00 CAD
Expected life	2.0 years
Expected volatility	126.76%
Risk-free interest rate	0.61%
Dividend rate	0.00%

On June 6, 2016, the Company announced that it received proceeds of CAD $1,825,600 from the exercise of 1,825,600 outstanding warrants which were issued in connection with the Company’s private placement of subscription receipts that closed on May 30, 2014. The remaining 6,604,400 warrants issued in this offering expired unexercised.

On July 7, 2016, the Company received proceeds of CAD $750 from the exercise of 750 outstanding agent compensation options which were issued in connection with the Company’s private placement of subscription prospectus offering that closed on April 18, 2016. Upon exercise of these compensation options, an additional 375 warrants to purchase the Company’s stock were issued to the agent.

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

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30, 2016 $	Six Months Ended September 30, 2015 $
Fair value of warrants, beginning of the period	1,204,581	-
Issuance of warrants	-	532,523
Change in fair value of warrants during the period	835,848	(496,669)

Fair value of warrants, end of the period	2,040,429	35,854

The warrants are required to be re-valued with the change in fair value of the liability recorded as a gain or loss in the change of fair value of derivative liability, included in other income (expense) in the Company’s consolidated statements of operations and comprehensive income (loss). The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

The fair value of liability classified warrants outstanding during the periods ended September 30, 2016 and 2015 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	As of September 30, 2016	As of September 30, 2015
Stock price	$1.09	$0.61
Exercise price	$1.62	$2.97
Expected life	2.15 years	2.72 years
Expected volatility	91.69%	67.85%
Risk-free interest rate	0.77%	0.94%
Dividend rate	0%	0%

The following is a summary of warrant activity for the six months ended September 30, 2016:

			Weighted Average Exercise
	Number of Warrants		Price
	CAD	US	CAD$	US$
Outstanding as of April 1, 2016	8,430,000	4,528,609	$1.00	$1.62
Granted	5,152,563	-	1.50	-
Granted (Agent Compensation)	501,832	-	1.00	-
Expired	(6,604,400)	-	1.00	-
Exercised	(1,826,350)	-	1.00	-
Outstanding as of September 30, 2016	5,653,645	4,528,609	$1.46	$1.62

The warrants outstanding and exercisable at September 30, 2016 are as follows:

Number of Warrants Outstanding	Exercise Price	Expiry Date
452,032	US $3.00	April 30, 2018
167,731	US $3.00	June 26, 2018
18,978	US $2.15	June 26, 2020
62,878	US $3.00	July 17, 2018
7,545	US $2.15	July 17, 2020
1,041,667	US $1.44	November 10, 2018
2,777,778	US $1.35	December 29, 2018
5,152,563	CAD $1.50	April 18, 2019
501,082	CAD $1.00	April 18, 2018

5.    SHARE BASED PAYMENTS

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

On August 8, 2016, the Company’s Board of Directors authorized and approved the adoption of the 2016 Plan (“2016 Plan”), under which an aggregate of 15,000,000 shares of common stock may be issued. Pursuant to the terms of the 2016 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units, stock equivalent units and performance based cash awards. These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Board of Directors of the Company. At September 30, 2016, there were an aggregate of 17,468,376 common shares remaining available for grant under the 2014 and 2016 Plans.

The following is a summary of stock option activity for the six months ended September 30, 2016:

		Weighted
		Average	Aggregate
	Number	Exercise Price	Intrinsic Value
	of Options	(CAD$)	(CAD$)
Outstanding as of April 1, 2016	6,675,360	$1.08	$1,580,883
Granted	3,025,000	1.39
Forfeited	(31,250)	0.60
Cancelled	(124,110)	0.60
Exercised	(210,000)	0.60

Outstanding as of September 30, 2016	9,335,000	$1.19	$3,533,800

Exercisable as of September 30, 2016	6,325,835	$1.16	$3,062,850

The options outstanding and exercisable at September 30, 2016 were as follows:

		Options
		Outstanding
		Remaining		Grant Date	Number of
Number of		Contractual Life	Exercise	Fair Value	Options
Options	Expiry Date	(years)	Price (CAD$)	(CAD$)	Exercisable

3,310,000	June 18, 2019	2.72	$0.60	$0.26	3,310,000
100,000	July 14, 2017	0.79	$2.52	$1.05	100,000
450,000	December 8, 2019	3.19	$2.92	$1.65	450,000
100,000	December 8, 2019	3.19	$2.92	$1.31	66,667
400,000	December 8, 2019	3.19	$2.96	$1.29	400,000
100,000	March 16, 2020	3.46	$3.20	$1.42	66,667
50,000	August 15, 2020	3.87	$0.98	$0.39	33,334
750,000	October 21, 2020	4.06	$0.87	$0.36	187,500
550,000	October 28, 2020	4.08	$0.84	$0.44	550,000
400,000	October 28, 2020	4.08	$0.84	$0.36	120,000
100,000	December 31, 2020	4.25	$1.24	$0.50	33,334
3,025,000	July 13, 2020	3.79	$1.39	$0.65	1,008,333
9,335,000					6,325,835

Included in the table above are non-employee awards that are subject to re-measurement each reporting period until vested. As a result, the grant date fair value is not representative of the total expense that will be recorded for these awards. As of September 30, 2016, the unrecognized compensation cost related to non-vested stock options outstanding, was $1,446,647 to be recognized over a weighted-average remaining vesting period of approximately 1.81 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest. For the six months ended September 30, 2016 and 2015, the Company applied an expected forfeiture rate of 0% based on its historical experience.

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are performing services for Neuro are required to be accounted for as derivative liabilities once the services have been performed and the options have vested because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than Neuro’s functional currency. Stock options awarded to non-employees that are not vested are re-measured at their respective fair values at each reporting period and accounted for as equity awards until the terms associated with their vesting requirements have been met. The changes in fair value of the unvested non-employee awards are reflected in their respective operating expense classification in the Company’s consolidated statements of operations and comprehensive income (loss).

The non-employee stock options that are required to be accounted for as liabilities are summarized as follows for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30, 2016 $	Six Months Ended September 30, 2015 $
Fair value of non-employee options, beginning of the period	521,179	1,581,444
Reallocation of vested non-employee options	268,135	690,885
Change in fair value of non-employee stock options during the period	185,159	(1,910,420)

Fair value of non-employee options, end of the period	974,473	361,909

The non-employee options that have vested are required to be re-valued with the change in fair value of the liability recorded as a gain or loss on the change of fair value of derivative liability and included in other items in the Company’s consolidated statements of operations and comprehensive income (loss) at the end of each reporting period. The fair value of the options will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

The fair value of non-employee liability classified awards at September 30, 2016 and 2015 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2016	September 30, 2015
Stock price	$1.38 CAD	$0.84 CAD
Exercise price	$1.23 CAD	$1.52 CAD
Expected life	2.84 years	3.73 years
Expected volatility	70.52%	67.85%
Risk-free interest rate	0.51%	0.68%
Dividend rate	0.00%	0.00%

Share-based payments are classified in the Company’s statements of operations and comprehensive income (loss) as follows for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30, 2016 $	Six Months Ended September 30, 2015 $
General and administrative	817,359	357,999
Research and development	106,932	(107,584)

Total	924,291	250,415

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, The Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 16,035,026 shares, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. The Company has not made any royalty payments to date under this agreement.

(b)

On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica, LLC (“Ximedica”) where Ximedica will design, develop and produce the PoNS™ product solution suitable for clinical trial and commercial sale. The multi-phased development program contains total contracted amounts of $5,900,000, of which $5,714,062 was expensed as research and development since inception through September 30, 2016. Invoices are to be issued monthly for work in progress. The Company can cancel the project at any time with a written notice at least 30 days prior to the intended date of cancellation. During the six months ended September 30, 2016 and 2015, the Company incurred R&D charges of $676,246 and $1,047,425 pursuant to this agreement. As the development agreement progresses, the company expects to contract for additional phases.

(c)

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

(d)

In November 2014, the Company signed a development and distribution agreement with the Altair company in Russia to apply for registration and distribute the PoNS™ device in the territories of the former Soviet Union. However, there is no assurance that such commercialization will occur.

7.    RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2016 and 2015, the Company paid $34,441 and $9,400 in consulting fees to certain directors of the Company. During the six months ended September 30, 2016 and 2015, the Company paid $63,548 and $49,560 in consulting fees to certain directors of the Company. At September 30, 2016 and March 31, 2016, the Company owed $11,957 and $3,450 to a director for consulting services.

During the three months ended September 30, 2016 and 2015, an expense of $0 and a benefit of $241,731 was included in research & development expense as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device. During the six months ended September 30, 2016 and 2015, an expense of $106,932 and a benefit $257,481 was included in research & development expense as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

8.    SOLE-SOURCE COST-SHARING AGREEMENT

During the year ended March 31, 2016, the Company entered into a sole source cost sharing contract executed with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $2,996,244 representing approximately 62% of the Company’s estimated costs for the registrational trial (“the trial”) investigating the safety and effectiveness of the portable neuromodulation stimulator for mild to moderate traumatic brain injury. The original contract expires on December 31, 2016; however, the Company has extended the contract with the USAMRMC through December 31, 2017 based on the current trial forecast timelines. As of September 30, 2016, the Company has received a total of $1,789,727 in respect of expenses reimbursed. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses.

9.    SUBSEQUENT EVENTS

During September 2016, the Company was assessed by Lloyd’s Register Quality Assurance Limited (“LQRA”), an independent certifying agency, and recommended for ISO 13485 certification for its PoNSTM device. LQRA concluded that the Company complies with the requirements of ISO 13485 for an integrated quality management system for medical devices across all functions of the business, from design and development to manufacturing and distribution. Achievement of ISO 13485 certification constitutes an important regulatory milestone in the commercialization process for the Company’s products.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, unless otherwise specified, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, NeuroHabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc., unless the context otherwise requires. All financial information is stated in U.S. dollars unless otherwise specified. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, our ability to maintain and enforce our intellectual property rights, government regulations, operating costs, our ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our Annual Report on Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2016, and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

INDUSTRY AND MARKET DATA

Within this Quarterly Report on Form 10-Q, we reference information, statistics and estimates regarding the medical devices and healthcare industries. We have obtained this information from various independent third party sources, including independent industry publications, reports by market research firms and other independent sources. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of this information. Some data and other information is also based on the good faith estimates of management, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable but have not independently verified them. The industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2016, and in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q. These and other factors could cause results to differ materially from those expressed in these publications and reports.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors, including, but not limited to, those set forth under “Item 1. Business – Business Uncertainties and Going Concern Risk” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 28, 2016 and elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015	Change
Revenue	$-	$-	$-
Operating expenses:
General and administrative	2,042,478	724,141	1,318,337
Research and development	1,348,172	1,531	1,346,641
Total operating expenses	3,390,650	725,672	2,664,978
Loss from operations	(3,390,650)	(725,672)	(2,664,978)
Other income:
Interest and other income	1,120	27,801	(26,681)
Change in fair value of derivative liability	288,375	1,894,305	(1,605,930)
Foreign exchange gain	114,527	588,978	(474,451)
Total other income	404,022	2,511,084	(2,107,062)
Net income (loss)	$(2,986,628)	$1,785,412	$(4,772,040)

Revenue

During the three months ended September 30, 2016 and 2015, we did not generate any revenue.

General and administrative expenses

General and administrative expenses were $2,042,478 for the three months ended September 30, 2016 compared to $724,141 for the three months ended September 30, 2015. The increase of $1,318,337 was primarily attributable to an increase in headcount due to increased business activities as well as an increase in stock-based compensation expense.

Research and development expenses

Research and development expenses were $1,348,172 for the three months ended September 30, 2016 compared to $1,531 for the three months ended September 30, 2015. The increase of $1,346,641 was primarily attributable to an increase in the Company’s activities as it was recruiting and performing its clinical trial.

Other income

Other income was $1,120 for the three months ended September 30, 2016 compared to $27,801 for the three months ended September 30, 2015. The decrease of $26,681 was primarily attributable to the fact that the Company experienced sales of prototype PoNSTM devices to various trial sites in the previous year and none in the current interim period.

Change in fair value of derivative liability

The gain in fair value of derivative liability was $288,375 for the three months ended September 30, 2016 compared to $1,894,305 for the three months ended September 30, 2015. The change in fair value of derivative liability is attributable to the change in our stock price during the period, as this is an input to the Black-Scholes option pricing model that is used to re-measure the derivative liability at each reporting period. The derivative liabilities do not represent cash liabilities.

Foreign exchange gain

Foreign exchange gain was $114,527 for the three months ended September 30, 2016 as compared to $588,978 for the three months ended September 30, 2015. This is primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Comparison of Six Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended September 30, 2016 and 2015:

	Six Months Ended
	September 30,
	2016	2015	Change
Revenue	$-	$-	$-
Operating expenses:
General and administrative	3,492,459	2,188,990	1,303,469
Research and development	2,002,055	1,522,355	479,700
Total operating expenses	5,494,514	3,711,345	1,783,169
Loss from operations	(5,494,514)	(3,711,345)	(1,783,169)
Other income (expense):
Interest and other income	110,619	27,748	82,871
Change in fair value of derivative liability	(1,021,007)	2,407,089	(3,428,096)
Foreign exchange gain	333,849	507,553	(173,704)
Total other income (expense)	(576,539)	2,942,390	(3,518,929)
Net loss	$(6,071,053)	$(768,955)	$(5,302,098)

Revenue

During the six months ended September 30, 2016 and 2015, we did not generate any revenue.

General and administrative expenses

General and administrative expenses were $3,492,459 for the six months ended September 30, 2016, compared to $2,188,990 for the six months ended September 30, 2015. The increase of $1,303,469 was primarily attributable to an increase in headcount due to increased business activities as well as an increase in stock-based compensation expense.

Research and development expenses

Research and development expenses were $2,002,055 for the six months ended September 30, 2016, compared to $1,522,355 for the six months ended September 30, 2015. The increase of $479,700 was primarily attributable to an increase in the Company’s activities as it was recruiting and performing its clinical trial.

Other income

Other income was $110,619 for the six months ended September 30, 2016, compared to $27,748 for the six months ended September 30, 2015. The increase of $82,871 was primarily attributable to an increase in the sale of prototype PoNSTM devices through the Company’s Russian distribution agreement.

Change in fair value of derivative liability

The change in fair value of derivative liability was a loss of $1,021,007 for the six months ended September 30, 2016, compared to a gain of $2,407,089 for the six months ended September 30, 2015. The change in fair value of derivative liability is attributable to the change in our stock price during the period, as this is an input to the Black-Scholes option pricing model that is used to re-measure the derivative liability at each reporting period. The derivative liabilities do not represent cash liabilities.

Foreign exchange gain

Foreign exchange gain was $333,849 for the six months ended September 30, 2016 as compared to $507,553 for the six months ended September 30, 2015. This is primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

Comparison of the Six Months ended September 30, 2016 and 2015

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(4,093,134)	$(3,393,745)
Net cash provided by investing activities	-	378,000
Net cash provided by financing activities	7,887,939	2,891,336
Effect of foreign exchange rate changes on cash	(266,178)	(102,228)
Net increase (decrease) in cash and cash equivalents	3,528,627	(226,637)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended September 30, 2016 was $4,093,134. This was comprised of a net loss of $6,071,053 less adjustments for non-cash items such as change in fair value of derivative liability of $1,021,007, stock-based compensation of $924,291, receivables of $229,011, prepaid expenses and other current assets of $42,934 and accounts payable and accrued expenses of ($239,324).

Net cash used in operating activities during the six months ended September 30, 2015 was $3,393,745. This was comprised of a net loss of $768,955 less adjustments for non-cash items such as change in fair value of derivative liability of ($2,407,089), stock-based compensation of $250,415, receivables of ($110,329), prepaid expenses and other current assets of $119,112, unrealized foreign exchange loss of $(429,494) and accounts payable and accrued liabilities of $(47,405). Receivables increased due to the higher amount of refundable Canadian commodity tax.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the six months ended September 30, 2015 totaled $378,000. This consisted of the receipt of funds from a short-term investment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended September 30, 2016 was $7,887,939 which was comprised of $7,902,912 received from our Offering as well as $1,493,946 received from the exercise of stock options and warrants. These amounts were partially offset by $1,508,919 in share issuance costs incurred in connection with our Offering.

Net cash provided by financing activities during the six months ended September 30, 2015 was $2,891,336 which was comprised of $2,832,436 received from the issuance of common stock and warrants as well as $200,000 from the issuance of a promissory note. These amounts were partially offset by $141,100 in share issuance costs incurred in connection with our private placement.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
Cash and cash equivalents	$6,172,564	$2,643,937
Working capital (deficit)	$2,340,672	$(16,192)

Our cash and cash equivalents as of September 30, 2016 were $6,172,564. To date we have not generated any revenue from the commercial sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion of the clinical trial, FDA clearance of the PoNS™ device for treating balance disorder associated with mild to moderate TBI, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. While we are currently seeking additional funding, we do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates.

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

Stock-Based Compensation

We account for all stock-based payments and awards under the fair value based method. We recognize our stock-based compensation using the straight-line method.

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

We use the Black-Scholes option pricing model to calculate the fair value of our share purchase options. We lack historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Derivative Liabilities

We evaluate our financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of operations and comprehensive income (loss). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not the right to exercise or settle the derivative instrument lies with the holder.

We use the Black-Scholes option valuation model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 - Fair Value Measurement.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment, providing additional guidance on several cash flow classification issues, with the goal of the update to reduce the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of this standard.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.    CONTROLS AND PROCEDURES

In connection with this Quarterly Report on Form 10-Q, under the direction of our Chief Executive Officer and our Chief Financial Officer, our management evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objective.

As of September 30, 2016, our management concluded that our disclosure controls and procedures were not effective. In connection with the preparation of the condensed consolidated financial statements for the six months ended September 30, 2016, our management determined that our accounting staff did not have sufficient technical accounting knowledge related to accounting for complex U.S. GAAP matters, which our management determined has caused our disclosure controls and procedures to be ineffective.

We are currently taking appropriate steps towards improving our internal controls over financial reporting. During the six months ended September 30, 2016, we engaged the services of an external consulting group experienced in U.S. GAAP and SEC regulations to assist us in accounting for complex transactions. Additionally, subsequent to September 30, 2016, we added personnel experienced in U.S. GAAP as well as SEC rules and regulations to our internal accounting staff. We will continue to add internal experienced accounting resources as necessary throughout the upcoming quarters.

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

We are not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of September 30, 2016, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the year ended March 31, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

See Note 4 above in the Unaudited Condensed Consolidated Financial Statements

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

We are working with Ximedica to develop and manufacture PoNS™ devices for use in the clinical trials, commercial units and manufacturing scale-up. As we are advancing clinical trials and moving toward a commercial iteration of the PoNS™ device, we are reviewing the concomitant documentation required to support our regulatory submissions. We recently engaged a third party to assist in the oversight of the manufacturing and related documentation for our PoNS™ device to better prepare us for such regulatory submissions and the challenges of manufacturing scale up for commercial supply. As a result of our ongoing auditing, testing and monitoring processes, we observed that 2% of the batteries in our inventory were out of visual specification. As these batteries were from the same lot as or clinical units, and we briefly voluntarily suspended clinical trials to replace the batteries at the clinical sites. We anticipate that there may be additional adjustments to the clinical and FDA submission timelines in the ordinary course as we work to ensure that we have reliable component suppliers and manufacturers and the necessary processes and procedures to support our clinical program, our regulatory submissions and a commercial platform for the PoNS™ device.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: November 14, 2016	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: November 14, 2016	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary