Form 10-Q
period 2017-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2017-05-16
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2017
Class A Common Stock	91,246,676

HELIUS MEDICAL TECHNOLOGIES, INC.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in United States Dollars)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$7,666,164	$2,668,655
Receivables	574,602	225,155
Prepaid expenses and other current assets	340,032	556,456

Total current assets	8,580,798	3,450,266
Other assets	18,277	—

TOTAL ASSETS	$8,599,075	$3,450,266

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,518,237	$2,420,761
Derivative liability	4,989,801	4,473,800

Total current liabilities	9,508,038	6,894,561

TOTAL LIABILITIES	9,508,038	6,894,561

Commitments and contingencies (Note 5)
STOCKHOLDERS’ DEFICIT
Common stock (Unlimited Class A common shares authorized); (91,246,676 shares issued and outstanding as of March 31, 2017 and 84,630,676 shares issued and outstanding as of December 31, 2016)	38,844,767	30,897,064
Additional paid-in capital	6,001,261	5,731,508
Accumulated other comprehensive loss	(1,732,165)	(1,727,633)
Accumulated deficit	(44,022,826)	(38,345,234)

TOTAL STOCKHOLDERS’ DEFICIT	(908,963)	(3,444,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,599,075	$3,450,266

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$3,018,871	$981,733
General and administrative	2,014,696	1,933,557

Total operating expenses	5,033,567	2,915,290

Operating loss	(5,033,567)	(2,915,290)
Other expense:
Interest and other expense	—	(20,411)
Change in fair value of derivative liability	(516,001)	(30,688)
Foreign exchange loss	(128,024)	(863,931)

Total other expense	(644,025)	(915,030)

Net loss	(5,677,592)	(3,830,320)

Other comprehensive loss
Foreign currency translation adjustments	(4,532)	862,931

Comprehensive loss	$(5,682,124)	$(2,967,389)

Net loss per share
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

Weighted average shares outstanding
Basic	87,869,832	71,826,909

Diluted	87,869,832	71,826,909

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(Expressed in United States Dollars)

					Accumulated
			Additional		Other
	Common Stock	Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2016	66,637,653	$20,125,864	$2,155,199	$(22,474,943)	$(1,862,329)	$(2,056,209)
Shares issued at a debt discount	—	5,087	—	—	—	5,087
Issuance of common stock for draw down of remaining credit facility	5,555,556	5,000,000	—	—	—	5,000,000
Fair value of options exercised	—	13,924	(13,924)	—	—	—
Stock-based compensation expense	—	—	799,264	—	—	799,264
Fair value of warrants issued in connection with draw down of remaining credit facility, classified to derivative liability	—	(796,945)	—	—	—	(796,945)
Net loss	—	—	—	(3,830,320)	—	(3,830,320)
Foreign currency translation adjustments	—	—	—	—	862,931	862,931

Balance as of March 31, 2016	72,193,209	$24,347,930	$2,940,539	$(26,305,263)	$(999,398)	$(16,192)

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(Expressed in United States Dollars)

					Accumulated
			Additional		Other
	Common Stock	Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2017	84,630,676	$30,897,064	$5,731,508	$(38,345,234)	$(1,727,633)	$(3,444,295)
Issuance of common stock in public offering	6,555,000	9,186,708	—	—	—	9,186,708
Share issuance costs	—	(1,239,005)	—	—	—	(1,239,005)
Stock-based compensation expense	—	—	241,517	—	—	241,517
Proceeds from the exercise of stock options and warrants	61,000	—	28,236	—	—	28,236
Net loss	—	—	—	(5,677,592)	—	(5,677,592)
Foreign currency translation adjustments	—	—	—	—	(4,532)	(4,532)

Balance as of March 31, 2017	91,246,676	$38,844,767	$6,001,261	$(44,022,826)	$(1,732,165)	$(908,963)

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,677,592)	$(3,830,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	516,001	30,688
Interest accretion	—	5,086
Stock-based compensation expense	241,517	799,264
Unrealized foreign exchange loss	110,265	780,642
Changes in operating assets and liabilities:
Receivables	(349,447)	(270,706)
Prepaid expenses and other current assets	85,632	292,985
Other assets	(18,277)	—
Accounts payable and accrued liabilities	2,228,268	359,478
Shares to be issued	—	150,000

Net cash used in operating activities	(2,863,633)	(1,682,883)

Cash flows from financing activities:
Proceeds from the issuance of common stock	9,186,708	—
Share issuance costs	(1,239,005)	—
Proceeds from the exercise of stock options and warrants	28,236	—

Net cash provided by financing activities	7,975,939	—

Effect of foreign exchange rate changes on cash	(114,797)	(23,530)
Net increase (decrease) in cash and cash equivalents	4,997,509	(1,706,413)
Cash and cash equivalents at beginning of period	2,668,655	4,350,350

Cash and cash equivalents at end of period	$7,666,164	$2,643,937

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Going Concern

As of March 31, 2017, the Company’s cash and cash equivalents were $7,666,164. During the three months ended March 31, 2017, the Company incurred a net loss of $5,677,592, and, as of March 31, 2017 its’ accumulated deficit was $44,022,826. The Company has not generated any product revenues and has not achieved profitable operations. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the nine months ended December 31, 2016, included in its Transition Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on April 3, 2017. The year-end condensed consolidated balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosure of contingent assets and liabilities. Significant estimates include the assumptions used in the fair value pricing model for stock-based compensation and deferred income tax asset valuation allowances. Financial statements include estimates which, by their nature, are uncertain. Actual outcomes could differ from these estimates.

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

Receivables

Receivable are stated at their net realizable value. As of March 31, 2017, receivables consisted primarily of Goods and Services Tax (“GST”) and Quebec Sales Tax (‘QST”) refunds related to the Company’s expenditures as well as reimbursements from the U.S. Army.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. The Company recognizes its stock-based compensation using the straight-line method.

The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees will be measured at fair value on the date of the grant. The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service condition.

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

Foreign Currency

The functional currency of the Company and Helius Canada is the Canadian dollar (“CAD”) and the functional currency of Neuro is the U.S. dollar (“USD”). The Company’s reporting currency is the U.S. dollar. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain (loss) within the condensed consolidated statements of operations and comprehensive loss. The foreign exchange adjustment in the books of Neuro relating to intercompany advances from Helius that are denominated in Canadian dollars is recorded in the condensed consolidated statements of operations and comprehensive loss as other comprehensive income.

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

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax provisions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the condensed consolidated statements of operations and comprehensive loss. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, development and manufacturing of clinical trial devices and devices for manufacturing testing and materials and supplies. R&D costs are charged to operations when they are incurred.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages the business in one segment.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the consolidated balance sheet as current if the right to exercise or settle the derivative instrument lies with the holder.

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

The Company had certain Level 3 derivative liabilities required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these liabilities includes volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of March 31, 2017 and 2016 and the roll forward of the warrant liability and see Note 4 for the inputs used in the Black-Scholes option pricing model as of March 31, 2017 and 2016 for the roll forward of the derivative liability for non-employee stock options.

	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Liabilities:
Non-employee options	$1,778,724	—	—	$1,778,724
Warrants	3,211,077	—	—	3,211,077
December 31, 2016
Liabilities:
Non-employee options	$1,616,739	—	—	$1,616,739
Warrants	2,857,061	—	—	2,857,061

There were no transfers between any of the levels during the three months ended March 31, 2017 or the nine months ended December 31, 2016.

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and warrants, would be used to purchase common shares at the average market price for the period.

The basic and diluted loss per share for the periods noted below is as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic
Numerator
Net loss	$(5,677,592)	$(3,830,320)

Denominator
Weighted average common shares outstanding	87,869,832	71,826,909

Basic net loss per share	$(0.06)	$(0.05)

Diluted
Numerator
Net loss, basic	$(5,677,592)	$(3,830,320)
Effect of dilutive securities: Change in fair value of derivative liability	—	—

Net loss, diluted	(5,677,592)	(3,830,320)
Denominator
Weighted average common shares outstanding	87,869,832	71,826,909
Effect of dilutive securities: stock options and warrants	—	—

Weighted average common shares outstanding	87,869,832	71,826,909

Diluted net loss per share	$(0.06)	$(0.05)

During the three months ended March 31, 2017 a total of 9,785,000 options and 10,085,762 warrants were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. During the three months ended March 31, 2016 a total of 6,675,360 options and 12,958,609 warrants were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The updated accounting guidance was effective for the Company on January 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and any deferred tax benefits would be offset by a valuation allowance.

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

3.	COMMON STOCK AND WARRANTS

As of March 31, 2017, the Company’s certificate of incorporation authorized the Company to issue unlimited Class A common shares without par value. Each Class A common share is entitled to have the right to vote at any shareholder meeting on the basis of one vote per share. Each Class A share held entitles the holder to receive dividends as declared by the directors. No dividends have been declared through March 31, 2017. In the event of the liquidation, dissolution or winding-up of the Company other distribution of assets of the Company among its shareholders for the purposes of winding-up its affairs or upon a reduction of capital the holders of the Class A common shares shall, share equally, share for share, in the remaining assets and property of the Company.

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

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “Offering”) of units (the “Units”) with gross proceeds to the Company of $7,184,190 through the issuance of Units at a price of CAD $1.00 per Unit. Each Unit consists of one Class A common share in the capital of the Company (a “Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one additional Common Share at an exercise price of CAD $1.50 on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole bookrunner in connection with the Offering. The Company paid the Agent a cash commission of $340,250 and has granted to the Agent compensation options exercisable to purchase 436,050 Units at an exercise price of CAD $1.00 per Unit for a period of 24 months from the closing of the Offering. The Company incurred other cash issuance costs of $1,116,545 related to this offering.

On May 2, 2016, the Company closed the sale of the additional units issued pursuant to the exercise of the over-allotment option (“Over-Allotment Option”) granted to the Agent in connection with the Offering. The Offering was made pursuant to a short form prospectus filed with the securities regulatory authorities in each of the provinces of Canada, except Québec. Pursuant to the exercise of the Over-Allotment Option, the Company issued an additional 1,090,125 Units (the “Over-Allotment Units”) at a price of CAD $1.00 per Over-Allotment Unit for additional gross proceeds to the Company of $868,721, bringing the total aggregate gross proceeds to the Company under the Offering to $8,052,911. Each Over-Allotment Unit consists of one Class A common share in the capital of the Company (an “Over-Allotment Common Share”) and one half of one Common Share purchase warrant (each whole warrant, an “Over-Allotment Warrant”). Each Over-Allotment Warrant entitles the holder thereof to acquire one additional Over-Allotment Common Share at an exercise price of CAD $1.50 on or before April 18, 2019. In connection with the closing of the Over-Allotment Option, the Company paid the Agent a cash commission of $52,124 and granted to the Agent compensation options exercisable to purchase 65,407 Over-Allotment Units at an exercise price of CAD $1.00 per Over-Allotment Unit for a period of 24 months from the closing of the Offering.

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

The fair value of the warrants granted in the Offering was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock price	CAD $1.09
Exercise price	CAD $1.50
Expected life	3.0 years
Expected volatility	83.83%
Risk-free interest rate	0.60%
Dividend rate	0.00%

The fair value of the compensation options granted during the Offering was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock price	CAD $1.36
Exercise price	CAD $1.00
Expected life	2.0 years
Expected volatility	126.76%
Risk-free interest rate	0.61%
Dividend rate	0.00%

On June 6, 2016, the Company received proceeds of $1,397,679 from the exercise of 1,825,600 outstanding warrants which were issued in connection with the Company’s private placement of subscription receipts that closed on May 30, 2014. The remaining 6,604,400 warrants issued in this offering expired unexercised.

On February 16, 2017, the Company completed an underwritten registered public offering and issued an aggregate of 6,555,000 shares of common stock for gross proceeds of $9,186,708. The Company incurred cash issuance costs of $1,239,005 in connection with this offering.

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

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Fair value of warrants at beginning of period	$2,857,061	$351,318
Issuance of warrants	—	796,945
Change in fair value of warrants during the period	354,016	56,318

Fair value of warrants at end of period	$3,211,077	$1,204,581

The warrants are required to be re-valued with the change in fair value of the liability recorded as a gain or loss in the change of fair value of derivative liability, included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as a liability.

The fair value of liability classified warrants outstanding as of March 31, 2017 and 2016 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2017	March 31, 2016
Stock price	$1.56	$0.78
Exercise price	$1.62	$1.62
Expected life	1.65 years	2.65 years
Expected volatility	94.21%	83.86%
Risk-free interest rate	0.75%	0.83%
Dividend rate	0.00%	0.00%

The following is a summary of warrant activity during the three months ended March 31, 2017:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	US$
Outstanding as of January 1, 2017	5,557,653	4,528,609	$1.46	$1.62
Granted	500	—	1.50	—
Exercised	(1,000)	—	1.00	—

Outstanding as of March 31, 2017	5,557,153	4,528,609	$1.46	$1.62

The warrants outstanding and exercisable as of March 31, 2017 were as follows:

Number of Warrants Outstanding	Exercise Price		Expiration Date
452,032	US $	3.00	April 30, 2018
167,731	US $	3.00	June 26, 2018
18,978	US $	2.15	June 26, 2020
62,878	US $	3.00	July 17, 2018
7,545	US $	2.15	July 17, 2020
1,041,667	US $	1.44	November 10, 2018
2,777,778	US $	1.35	December 29, 2018
5,057,446	CAD $	1.50	April 18, 2019
499,707	CAD $	1.00	April 18, 2018

4.	SHARE BASED PAYMENTS

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

As March 31, 2017, there were an aggregate of 16,958,376 shares of common stock remaining available for grant under the 2014 and 2016 Plans.

The following is a summary of stock option activity during the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price (CAD$)	Aggregate Intrinsic Value (CAD$)
Outstanding as of January 1, 2017	9,845,000	$1.20	$8,218,150
Exercised	(60,000)	0.60

Outstanding as of March 31, 2017	9,785,000	$1.21	$9,693,250

Exercisable as of March 31, 2017	6,994,168	$1.17	$7,475,376

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $64,383. There were no stock options exercised during the three months ended March 31, 2016.

The stock options outstanding and exercisable as of March 31, 2017 were as follows:

Number of Options Outstanding	Expiration Date	Options Outstanding Remaining Contractual Life (In Years)	Exercise Price (CAD)	Grant Date Fair Value (CAD)	Number of Options Exercisable
3,250,000	June 18, 2019	2.22	$0.60	$0.26	3,250,000
100,000	July 14, 2017	0.29	$2.52	$1.05	100,000
450,000	December 8, 2019	2.69	$2.92	$1.65	450,000
100,000	December 8, 2019	2.69	$2.92	$1.31	100,000
400,000	December 8, 2019	2.69	$2.96	$1.29	400,000
100,000	March 16, 2020	2.96	$3.20	$1.42	100,000
50,000	August 15, 2020	3.38	$0.98	$0.39	33,334
750,000	October 21, 2020	3.56	$0.87	$0.36	375,000
550,000	October 28, 2020	3.58	$0.84	$0.44	550,000
400,000	October 28, 2020	3.58	$0.84	$0.36	400,000
100,000	December 31, 2020	3.76	$1.24	$0.50	66,668
3,025,000	July 13, 2020	3.29	$1.39	$0.65	1,041,666
100,000	August 8, 2020	3.36	$1.31	$0.65	25,000
410,000	October 3, 2020	3.51	$1.35	$0.80	102,500

9,785,000					6,994,168

Included in the table above are non-employee awards that are subject to re-measurement each reporting period until vested. As a result, the grant date fair value is not representative of the total expense that will be recorded for these awards. As of March 31, 2017, the unrecognized compensation cost related to non-vested stock options outstanding, was $977,415 to be recognized over a weighted-average remaining vesting period of approximately 1.20 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest. During the three months ended March 31, 2017 and 2016, the Company applied an expected forfeiture rate of 0% based on its historical experience.

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

The non-employee stock options that are required to be accounted for as liabilities are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Fair value of non-employee options at beginning of period	$1,616,739	$546,809
Change in fair value of non-employee stock options during the period	161,985	(25,630)

Fair value of non-employee options at end of period	$1,778,724	$521,179

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

The fair value of non-employee liability classified awards as of March 31, 2017 and 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2017	March 31, 2016
Stock price	CAD $2.10	CAD $0.97
Exercise price	CAD $1.23	CAD $1.52
Expected life	2.35 years	3.23 years
Expected volatility	85.39%	84.62%
Risk-free interest rate	0.81%	0.53%
Dividend rate	0.00%	0.00%

Stock-based compensation expense is classified in the Company’s consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$25,330	$100,846
General and administrative	216,187	698,418

Total	$241,517	$799,264

5.	COMMITMENTS AND CONTINGENCIES

(a)	On January 22, 2013, The Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 16,035,026 shares of common stock, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. The Company has not made any royalty payments to date under this agreement.

(b)	On March 7, 2014, the Company entered into a commercial development-to-supply program with Ximedica, LLC (“Ximedica”) where Ximedica will design, develop and produce the PoNS™ product solution suitable for clinical trial and commercial sale. The multi-phased development program contains total contracted amounts of $5,900,000, of which $7,837,743 was expensed as research and development expense since inception through March 31, 2017. Invoices are to be issued monthly for work in progress. The Company can cancel the project at any time with a written notice at least 30 days prior to the intended date of cancellation. During the three months ended March 31, 2017 and 2016, the Company incurred R&D charges of $877,959 and $329,582 pursuant to this agreement. As the development agreement progresses, the Company can elect to contract for additional phases.

(c)	Under the Company’s Asset Purchase Agreement with A&B, if the Company fails to obtain FDA marketing authorization for commercialization of or otherwise fails to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2017, the Company is subject to a US$2,000,000 contract penalty payable to A&B, unless the Company receives an exemption for the requirement of FDA marketing authorization from the US Army Medical Material Agency. The Company has determined that the possibility of an economic outlay under this contractual penalty is remote.

(d)	In November 2014, the Company signed a development and distribution agreement with the Altair LLC to apply for registration and distribution of the PoNS™ device in the territories of the former Soviet Union. The Company will receive 7% royalty on sales of the devices within the territories. However, there is no assurance that such commercialization will occur.

(e)	In March 2017, the Company entered into a lease for 10,444 square feet office space in Newtown, Pennsylvania. The initial term of the lease is from July 1, 2017 through December 31, 2022, with an option to extend until 2027. Monthly rent plus utilities will be approximately $20,018 per month with a 3% annual increase.

The future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows:

For the Period Ending December 31,
2017	$34,052
2018	219,252
2019	225,900
2020	232,680
2021	239,664
Thereafter	246,852

$1,198,400

6.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, the Company paid $17,805 and $31,868 in consulting fees to certain directors of the Company, respectively. As of March 31, 2017 and December 31, 2016, the Company owed $6,562 and $2,550 to a director for consulting services, respectively

During April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media received $15,000 per month. During the three months ended March 31, 2017, the Company paid Montel Media $45,000 pursuant to the consulting agreement. Montel Media is owned by Montel Williams, who serves on the board of MPJ Healthcare, LLC, which beneficially owns greater than 5% of the Company’s common stock.

During the three months ended March 31, 2017 and 2016, an expense of $142,578 and a benefit of $40,779 was included in the change in fair value of derivative liabilities as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

7.	SOLE-SOURCE COST-SHARING AGREEMENT

During the year ended March 31, 2016, the Company entered into a sole source cost sharing contract executed with the U.S. Army Medical Research and Material Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $2,996,244 for the registrational trial (“the trial”) investigating the safety and effectiveness of the PoNS™ device for mild to moderate traumatic brain injury. The original contract expired on December 31, 2016; however, the Company has extended the contract with the USAMRMC through December 31, 2017 with reimbursement of expenses based on a milestone schedule of subjects completing the trial based on the current trial forecast timelines. As of March 31, 2017, the Company has received a total of $1,818,249 in respect of expenses reimbursed and has an account receivable totaling $233,000 for amounts owed to the company for completion of milestones on the development timelines. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses.

8.	SUBSEQUENT EVENTS

On February 14, 2017, Mackie Research Capital Corporation (“Mackie”), a Canadian investment banking firm, filed a statement of claim in the Ontario Superior Court of Justice naming the Company as defendant. The claim alleged that the Company breached a term of the agency agreement dated March 23, 2016 between the Company and Mackie in connection with its public offering of Class A Common Stock, which closed on February 16, 2017 by not complying with Mackie’s right of first refusal to serve as the lead underwriter in the offering. The Company believes that it fully complied with its obligations under the agency agreement by offering Mackie the opportunity to serve as lead underwriter in the offering. The claim sought damages totaling $1,400,000 and equitable relief. In April 2017, the Company settled with Mackie for an amount which is insignificant to the Company’s condensed consolidated financial statements. The accrual of the settlement amount is reflected in the Company’s condensed consolidated balance sheet as of March 31, 2017 and its condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless otherwise specified, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, NeuroHabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc., unless the context otherwise requires. All financial information is stated in U.S. dollars unless otherwise specified. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, our ability to maintain and enforce our intellectual property rights, government regulations, operating costs, our ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our Transition Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 3, 2017 (the “Transition Report”). These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Transition Report and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Many patients with brain injury or brain-related disease have disrupted neural networks that result in their brains being unable to correctly or efficiently carry neural impulses, which are responsible for directing bodily functions like movement control or sensory perception. Our first product in development, the portable neuromodulation stimulator (“PoNS™”) therapy platform, is designed to enhance the brain’s ability to compensate for this damage. The PoNS™ therapy is a powerful wearable direct current stimulation technology to treat movement, gait and balance disorders in patients with traumatic brain injury (TBI) and other chronic neurological diseases. We are currently conducting registrational trials of the effectiveness of the PoNS™ therapy in balance disorders related to mild-to moderate-TBI.

Business Update

As previously disclosed, we are currently conducting a registrational clinical trial of the PoNS™ therapy, with concurrent physiotherapy, investigating the safety and effectiveness of the device for the treatment of balance disorders resulting from mild- to moderate-TBI, with the support of the U.S. Army. This double-blind, sham-controlled trial is enrolling 120 patients at multiple study sites. Forecasting the recruiting of clinical trials is challenging and it has taken more to recruit our registrational trial than expected. The delays in enrollment are due to the stringent inclusion/exclusion criteria and our insistence that they not be relaxed in order to ensure a high quality and homogeneous cohort for the trial, which is critical for the success of the trial. We have invested significant resources in traditional and social media campaigns to drive our enrollment. We are now forecasting that we will enroll our last subject by the end of the second quarter of 2017, thereby pushing the completion of our clinical trial to the third quarter of 2017 (as compared to our previous estimate of completion in the second quarter of 2017).

In parallel to completing the clinical trial and the subsequent data analysis, we are conducting commercial design and manufacturing testing to meet the requirements of the applications for commercial clearance with the U.S. Food and Drug Administration (the “FDA”), Health Canada, and CE Mark in Europe. Consistent with our previous estimates, we continue to anticipate completion of all requirements for the various regulatory submissions to complete these submissions in the second half of 2017 and to the extent the FDA completes its review in 120 days, we anticipate clearance as early as the first half of calendar year 2018. We anticipate a similar timeline for the foreign regulatory clearances.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,018,871	981,733	2,037,138
General and administrative	2,014,696	1,933,557	81,139

Total operating expenses	5,033,567	2,915,290	2,118,277

Operating loss	(5,033,567)	(2,915,290)	(2,118,277)

Other expense:
Interest and other expense	—	(20,411)	20,411
Change in fair value of derivative liability	(516,001)	(30,688)	(485,313)
Foreign exchange loss	(128,024)	(863,931)	735,907

Total other expense	(644,025)	(915,030)	271,005

Net loss	$(5,677,592)	$(3,830,320)	(1,847,272)

Revenue

During the three months ended March 31, 2017 and 2016, we did not generate any revenue.

Research and Development Expense

Research and development expenses were $3,018,871 during the three months ended March 31, 2017 compared to $981,733 during the three months ended March 31, 2016. The increase of $2,037,138 was primarily attributable to an increase in our activities as we recruited for, and performed our clinical trial of the PoNS™ device for the treatment of mild-to moderate-TBI. Due to challenges in clinical trial recruiting, we increased the number of sites from three to seven and incurred additional costs in start-up and on-going operation of the sites and launched a comprehensive radio, print and social media campaign. In addition, we continued to invest in the development and manufacturing of our clinical trial devices and design verification devices used for our testing for our FDA submission.

General and Administrative Expense

General and administrative expenses were $2,014,696 during the three months ended March 31, 2017 compared to $1,933,557 during the three months ended March 31, 2016. The increase of $81,139 was primarily attributable to an increase in professional fees which was partially offset by a decrease in our stock-based compensation expense.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability was an expense of $516,001 during the three months ended March 31, 2017 compared to an expense of $30,688 during the three months ended March 31, 2016. The change in fair value of derivative liability is primarily attributable to the change in our stock price during the period. The change in the fair value of derivative liabilities is a non-cash item.

Foreign Exchange Loss

Foreign exchange loss was $128,024 during the three months ended March 31, 2017 compared to $863,931 during the three months ended March 31, 2016. This is primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(2,863,633)	$(1,682,883)
Net cash provided by financing activities	7,975,939	—
Net increase (decrease) in cash and cash equivalents	4,997,509	(1,706,413)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $2,863,633. This was comprised of a net loss of $5,677,592 adjusted for non-cash items including the change in fair value of derivative liability of $516,001 and stock-based compensation expense of $241,517 and change in operating assets and liabilities of $1,946,176.

Net cash used in operating activities during the three months ended March 31, 2016 was $1,682,883. This was comprised of a net loss of $3,830,320 adjusted for non-cash items such as change in fair value of derivative liability of $30,688 and stock-based compensation expense of $799,264.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was $7,975,939, which was comprised of $9,186,708 received from the sale of 6,555,000 shares of our common stock during our February 2017 offering, as well as $28,236 received from the exercise of stock options and warrants. These amounts were partially offset by $1,239,005 in share issuance costs incurred in connection with our February 2017 offering.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table summarizes our cash and cash equivalents and our working capital as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$7,666,164	$2,668,655
Working capital (deficit)	$(927,240)	$(3,444,295)

We currently have limited working capital and liquid assets. Based on management’s assessment, there is substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our cash and cash equivalents as of March 31, 2017 were $7,666,164. To date we have not generated any revenue from the commercial sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to successful completion of the clinical trial of the PoNS™ device for the treatment of mild-to moderate-TBI, FDA marketing authorization of the PoNS™ device for treating balance disorder associated with mild to moderate TBI, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. We do not currently have sufficient resources to accomplish these conditions necessary for us to generate revenue. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Transition Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in our Transition Report on Form 10-K.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The updated accounting guidance was effective for us on January 1, 2017 and it did not have a material effect on our financial statements and any deferred tax benefits would be offset by a valuation allowance.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 14, 2017, Mackie Research Capital Corporation (“Mackie”), a Canadian investment banking firm, filed a statement of claim in the Ontario Superior Court of Justice naming us as defendant. The claim alleged that we breached a term of the agency agreement dated March 23, 2016 between us and Mackie in connection with its public offering of Class A Common Stock, which closed on February 16, 2017 by not complying with Mackie’s right of first refusal to serve as the lead underwriter in the offering. We believe that we fully complied with our obligations under the agency agreement by offering Mackie the opportunity to serve as lead underwriter in the offering. The claim sought damages totaling $1,400,000 and equitable relief. In April 2017, we settled with Mackie for an amount which is insignificant to our condensed consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Transition Report. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report which could materially affect our business, financial condition and/or operating results. The risks described in our Transition Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During February 2017, we issued 1,000 shares of common stock upon the exercise of compensation options at a price of CAD$1.00 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act and Regulation S under the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Continuation (incorporated by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on July 14, 2014)

3.2	Articles of Amendment filed with the Wyoming Secretary of State on July 3, 2014 (incorporated by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on July 14, 2014)

3.3	Articles of Amendment filed with the Wyoming Secretary of State on April 27, 2015 (incorporated by reference to Exhibit 3.3 to amendment no. 1 to the Form 10 filed with the SEC on May 4, 2015)

3.4	Bylaws as amended and restated (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on March 23, 2016)

4.1	Form of Warrant (included in Exhibit 4.2)

4.2	Warrant Indenture dated April 18, 2016 by and between Helius Medical Technologies, Inc. and Computershare Investor Services Inc. (incorporated by reference to Exhibit 4.1 to amendment no. 1 to the Form 8-K filed April 18, 2016 and amended on April 20, 2016)

10.1	Commercial lease agreement dated March 29, 2017 between Neurohabilitation Corporation and 660 Tudor Square, LP (incorporated by reference to Exhibit 10.26 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: May 16, 2017	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: May 16, 2017	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting Officer), and Corporate Secretary