Form 10-Q
period 2017-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2017-08-11
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File No. 000-55364

HELIUS MEDICAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Wyoming	36-4787690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

642 Newtown Yardley Road Suite 100

Newtown, Pennsylvania, 18940

(Address of principal executive office) (Zip Code)

(215) 944-6100

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2017
Class A Common Stock	95,887,913

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands and expressed in United States Dollars)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$6,859	$2,669
Receivables	1,288	225
Prepaid expenses and other current assets	349	556
Total current assets	8,496	3,450
Property, plant and equipment, net	115	—
Other assets	18	—
TOTAL ASSETS	$8,629	$3,450
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,826	$2,161
Accrued liabilities	395	259
Derivative financial instruments	3,966	4,474
Total current liabilities	8,187	6,894
TOTAL LIABILITIES	8,187	6,894
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock (Unlimited Class A common shares authorized); (95,887,913 shares issued and outstanding as of June 30, 2017 and 84,630,676 shares issued and outstanding as of December 31, 2016)	45,086	30,897
Additional paid-in capital	6,136	5,732
Accumulated deficit	(49,702)	(38,345)
Accumulated other comprehensive loss	(1,078)	(1,728)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	442	(3,444)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,629	$3,450

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data, and expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$4,294	$654	$7,313	$1,636
General and administrative	1,686	1,450	3,701	3,384
Total operating expenses	5,980	2,104	11,014	5,020
Operating loss	(5,980)	(2,104)	(11,014)	(5,020)
Other income (expense):
Interest and other expense	—	—	—	(20)
Other income	—	110	—	110
Change in fair value of derivative financial instruments	1,024	(1,309)	508	(1,340)
Foreign exchange gain (loss)	(723)	219	(851)	(645)
Total other income (expense)	301	(980)	(343)	(1,895)
Net loss	(5,679)	(3,084)	(11,357)	(6,915)
Other comprehensive loss:
Foreign currency translation adjustments	654	(94)	650	769
Comprehensive loss	$(5,025)	$(3,178)	$(10,707)	$(6,146)
Net loss per share, basic and diluted	$0.06	$0.04	$0.13	$0.09
Weighted average shares outstanding, used to compute net loss per share, basic and diluted	91,523,180	81,003,020	89,670,045	76,598,114

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Except shares data, amounts in thousands and expressed in United States Dollars)

					Accumulated
			Additional		Other
	Common Stock	Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2017	84,630,676	$30,897	$5,732	$(38,345)	$(1,728)	$(3,444)
Issuance of common stock in public offering	6,555,000	9,187	—	—	—	9,187
Issuance of common stock in private placement	4,000,000	5,360	—	—	—	5,360
Share issuance costs	—	(1,248)	—	—	—	(1,248)
Stock-based compensation expense	—	—	790	—	—	790
Proceeds from the exercise of stock options and warrants	637,125	460		—	—	460
Exercise of restricted stock units	6,505	—	—	—	—	—
Receivable from exercise of stock options and warrants	58,607	—	44	—	—	44
Reclassification of exercised stock options and warrants from additional paid-in capital	—	430	(430)	—	—	—
Net loss	—	—	—	(11,357)	—	(11,357)
Foreign currency translation adjustments	—	—	—	—	650	650
Balance as of June 30, 2017	95,887,913	$45,086	$6,136	$(49,702)	$(1,078)	$442

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands and expressed in United States Dollars)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,357)	$(6,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	(508)	1,340
Interest accretion	—	5
Stock-based compensation expense	790	1,076
Unrealized foreign exchange loss	807	781
Changes in operating assets and liabilities:
Receivables	(1,019)	(404)
Prepaid expenses and other current assets	195	205
Other assets	(18)	—
Accounts payable and accrued liabilities	1,814	(290)
Shares to be issued	—	150
Net cash used in operating activities	(9,296)	(4,052)
Cash flows from investing activities:
Purchase of property, plant and equipment	(115)	—
Net cash used in investing activities	(115)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	14,547	7,903
Share issuance costs	(1,248)	(1,509)
Proceeds from the exercise of stock options and warrants	460	1,398
Net cash provided by financing activities	13,759	7,792
Effect of foreign exchange rate changes on cash	(158)	(117)
Net increase in cash	4,190	3,623
Cash at beginning of period	2,669	4,350
Cash at end of period	$6,859	$7,973

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

The Company was incorporated in British Columbia, Canada, on March 13, 2014. On May 28, 2014, the Company completed a continuation via a plan of arrangement whereby the Company moved from being a corporation governed by the British Columbia Corporations Act to a corporation governed by the Wyoming Business Corporations Act. The Company is headquartered in Newtown, Pennsylvania.

The Company has two wholly-owned subsidiaries, Neurohabilitation Corporation (“Neuro”) and Helius Medical Technologies (Canada), Inc. (“Helius Canada”).

The Company’s Class A common stock without par value (“common stock”) is currently listed on the Toronto Stock Exchange (the “TSX”). The Company’s common stock began trading on the Canadian Securities Exchange on June 23, 2014, under the ticker symbol “HSM”, and trading of the common stock subsequently moved to the TSX on April 18, 2016. The Company’s common stock also began trading on the OTC Markets (“OTCQB”) under the ticker symbol “HSDT” on February 10, 2015. The financial information is presented in United States Dollars.

Going Concern

As of June 30, 2017, the Company’s cash was $6.9 million. During the six months ended June 30, 2017, the Company incurred a net loss of $11.4 million, and, as of June 30, 2017 its’ accumulated deficit was $49.7 million. The Company has not generated any product revenues and has not achieved profitable operations. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company will require substantial additional financing to fund its operations and to continue to execute its strategy. The Company intends to fund ongoing activities by utilizing its current available cash and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising sufficient additional capital at the level needed to sustain operations and develop its product candidate or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditure or sell certain assets, including intellectual property assets.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the nine months ended December 31, 2016, included in its Transition Report on Form 10-K that was filed with the Securities and Exchange Commission, (“SEC”), on April 3, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's condensed consolidated financial position as of June 30, 2017, and the results of operations and comprehensive loss for the three and six months ended June 30, 2017, and 2016 and cash flows for the six months ended June 30, 2017 and 2016.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosure of contingent assets and liabilities. Significant estimates include the assumptions used in the fair value pricing model for stock-based compensation and deferred income tax asset valuation allowance. Financial statements include estimates which, by their nature, are uncertain. Actual outcomes could differ from these estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Concentrations of Credit Risk

The Company is subject to credit risk with respect to its cash. The Company is not currently exposed to any significant concentrations of credit risk from these financial instruments. The Company seeks to maintain safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements and a competitive after-tax rate of return.

Receivables

Receivable are stated at their net realizable value. As of June 30, 2017, receivables consisted primarily of milestone payments earned and reimbursements received from the United States Army related to the Company’s registrational clinical trial of the PoNSTM device for the treatment of balance disorders in patients with traumatic brain injury and Goods and Services Tax (“GST”) and Quebec Sales Tax (‘QST”) refunds related to the Company’s expenditures.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful live of the related asset. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. In June 2017, the Company recorded approximately $0.1 million in property plant and equipment, primarily related to leasehold improvements for the Company’s new office space in Newtown, Pennsylvania, which was not yet commenced as of June 30, 2017. For the three and six months ended June 30, 2017, no depreciation expense was recorded as the assets had not yet been placed into service.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. The Company recognizes its stock-based compensation using the straight-line method.

The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees are measured at fair value on the date of the grant. The fair value of all stock options are expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service conditions.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees are periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. The fair value of the stock-based payments to non-employees that are fully vested and non-forfeitable as of the grant date are measured and recognized at that date.

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

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax provisions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the condensed consolidated statements of operations and comprehensive loss. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its condensed consolidated statements of operations and comprehensive loss.

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, development and manufacturing of clinical trial devices and devices for manufacturing testing, materials and supplies. R&D costs are charged to operations when they are incurred.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates and manages its business in one reportable segment. Accordingly, the Company reports the accompanying condensed consolidated financial statements in the aggregate in one reportable segment.

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is marked-to-market at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss. The Company’s derivative financial instruments are comprised of warrants and non-employee stock options. Upon settlement of a derivative financial instrument, the instrument is marked to fair value at the settlement date and the fair value of the underlying instrument is reclassified to equity.

The classification of derivative financial instruments, including whether such instruments should be recorded as liabilities/assets or as equity, is reassessed at the end of each reporting period. Derivative financial instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative financial instruments will be classified in the condensed consolidated balance sheet as current if the right to exercise or settle the derivative financial instrument lies with the holder.

Fair Value Measurements

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Company’s financial instruments recorded in its condensed consolidated balance sheets consist primarily of cash, receivables, accounts payable, accrued liabilities, and derivative financial instruments. The book values of these instruments with the exception of derivative financial instruments approximate their fair values due to the immediate or short-term nature of those instruments.

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy and required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of June 30, 2017 and 2016 and the roll forward of the derivative financial instruments related to the warrants and see Note 4 for the inputs used in the Black-Scholes option pricing model as of June 30, 2017 and 2016 for the roll forward of the derivative financial instruments related to the non-employee stock options.

The following table summarizes the Company’s derivative financial instruments within the fair value hierarchy as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Liabilities:
Non-employee stock options	$1,704	—	—	$1,704
Warrants	2,262	—	—	2,262
December 31, 2016
Liabilities:
Non-employee stock options	$1,617	—	—	$1,617
Warrants	2,857	—	—	2,857

There were no transfers between any of the levels during the six months ended June 30, 2017 or the nine months ended December 31, 2016.

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted
Numerator
Net loss	$(5,679)	$(3,084)	$(11,357)	$(6,915)
Denominator
Weighted average common shares outstanding	91,523,180	81,003,020	89,670,045	76,598,114
Basic and diluted net loss per share	$0.06	$0.04	$0.13	$0.09

For the three and six months ended June 30, 2017 a total of 13,014,177 stock options, 10,150,884 warrants and 9,634 restricted stock units (“RSUs”) were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2016 a total of 6,520,000 options and 10,182,629 warrants were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The updated accounting guidance was effective for the Company on January 1, 2017 and it did not have a material effect on the Company’s condensed consolidated financial statements and any deferred tax benefits would be offset by a valuation allowance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the standard on its condensed consolidated financial statements.

3.    COMMON STOCK AND WARRANTS

As of June 30, 2017, the Company’s certificate of incorporation authorized the Company to issue unlimited shares of common stock. Each share of common stock is entitled to have the right to vote at any shareholder meeting on the basis of one vote per share. Each share of common stock held entitles the holder to receive dividends as declared by the directors. No dividends have been declared since inception of the Company through June 30, 2017. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its shareholders for the purposes of winding-up its affairs or upon a reduction of capital, the shareholders shall, share equally, share for share, in the remaining assets and property of the Company.

The Company is subject to a shareholders’ agreement, which places certain restrictions on the Company’s common stock and its shareholders. These restrictions include approvals prior to sale or transfer of stock, a right of first refusal to purchase stock held by the Company and a secondary right of refusal to shareholders, right of co-sale whereby certain shareholders may be enabled to participate in a sale of the common stock of other shareholders to obtain the same price, terms and conditions on a pro-rata basis, rights of first offer of new security issuances to current shareholders on a pro-rata basis and certain other restrictions.

In October 2015, the Company entered into a $7.0 million funding commitment with A&B Company Limited (“A&B”), in the form of a convertible promissory note consisting of an initial $2.0 million note and a $5.0 million funding commitment. On December 29, 2015, the Company drew down the $5.0 million commitment through the issuance of 5,555,556 shares of common stock at a price of $0.90 per share and 2,777,778 warrants exercisable at $1.35 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on January 7, 2016.

On April 18, 2016, the Company closed a short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units, at a price of CAD $1.00 per unit, with gross proceeds to the Company of $7.2 million. Each unit consisted of one share of common stock and one half of one common share purchase warrant (each whole warrant, a “warrant”). Each warrant entitles the holder thereof to acquire one additional common share at an exercise price of CAD $1.50 on or before April 18, 2019. Mackie Research Capital Corporation (“Mackie”), acted as agent and sole bookrunner in connection with the April 2016 Offering. The Company paid Mackie a cash commission of $0.3 million and granted Mackie compensation options exercisable to purchase 436,050 units at an exercise price of CAD $1.00 per unit for a period of 24 months from the closing of the April 2016 Offering. The Company incurred other cash issuance costs of $1.1 million related to the April 2016 Offering.

On May 2, 2016, the Company closed the sale of an additional 1,090,125 units issued pursuant to the exercise of the over-allotment option granted to Mackie in connection with the April 2016 Offering for additional gross proceeds to the Company of $0.9 million, bringing the total aggregate gross proceeds to $8.1 million. In connection with this closing, the Company paid Mackie a cash commission of $0.1 million and granted Mackie compensation options exercisable to purchase an additional 65,407 units for a period of 24 months from the closing of the April 2016 Offering.

The warrants issued in connection with the April 2016 Offering were classified within equity in the Company’s condensed consolidated balance sheets. The proceeds from the April 2016 Offering were allocated on a relative fair value basis between the common stock and the warrants issued. These warrants represent additional share issuance costs and are recorded within equity in the Company’s condensed consolidated balance sheets at their fair value.

The fair value of the warrants granted in the April 2016 Offering were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock price	CAD $1.09
Exercise price	CAD $1.50
Expected life	3.0 years
Expected volatility	83.83%
Risk-free interest rate	0.60%
Dividend rate	0.00%

The fair value of the compensation options granted during the April 2016 Offering were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock price	CAD $1.36
Exercise price	CAD $1.00
Expected life	2.0 years
Expected volatility	126.76%
Risk-free interest rate	0.61%
Dividend rate	0.00%

On June 6, 2016, the Company received proceeds of $1.4 million from the exercise of 1,825,600 outstanding warrants issued in connection with the Company’s May 2014 private placement of subscription. The remaining 6,604,400 warrants issued in this offering expired unexercised.

On February 16, 2017, the Company completed an underwritten registered public offering and issued an aggregate of 6,555,000 shares of common stock for gross proceeds of $9.2 million. The offering was made by means of written prospectuses and prospectus supplements, dated February 9, 2017, that form part of the Company’s existing Canadian multi-jurisdictional disclosure system (“MJDS”) short-form base shelf prospectus dated January 26, 2017, in Canada, and U.S. shelf registration statement on Form S-3 that became effective on January 6, 2017, in the U.S. The Company incurred cash issuance costs of $1.2 million in connection with this offering.

On June 28, 2017, the Company completed a non-brokered private placement of 4,000,000 shares of common stock for gross proceeds of $5.4 million. The Company incurred approximately $9,200 in share issuance cost related to the private placement during the quarter ended June 30, 2017.

Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company determined that all the warrants issued in the May 2014 private placement were required to be accounted for as liabilities because they were considered not to be indexed to the Company’s stock due to the exercise price being denominated in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares.

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Fair value of warrants at beginning of period	$2,857	$351
Issuance of warrants	—	797
Change in fair value of warrants during the period	(595)	967
Fair value of warrants at end of period	$2,262	$2,115

These warrants which are classified as derivative financial instruments in the Company’s condensed consolidated balance sheets are required to be re-valued at each reporting period, with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments, included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of the warrants classified as derivative financial instruments outstanding as of June 30, 2017 and December 31, 2016 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2017	December 31, 2016
Stock price	$1.56	$1.38
Exercise price	$1.62	$1.62
Expected life	1.40 years	1.89 years
Expected volatility	65.92%	94.97%
Risk-free interest rate	1.30%	0.79%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2017:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	US$
Outstanding as of January 1, 2017	5,557,653	4,528,609	$1.46	$1.62
Granted	92,679	—	1.50	—
Exercised	(185,732)	—	1.00	—
Outstanding as of June 30, 2017	5,464,600	4,528,609	$1.46	$1.62

The Company’s warrants outstanding and exercisable as of June 30, 2017 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
452,032	US $3.00	April 30, 2018
167,731	US $3.00	June 26, 2018
18,978	US $2.15	June 26, 2020
62,878	US $3.00	July 17, 2018
7,545	US $2.15	July 17, 2020
1,041,667	US $1.44	November 10, 2018
2,777,778	US $1.35	December 29, 2018
5,149,250	CAD $1.50	April 18, 2019
315,350	CAD $1.00	April 18, 2018

4.    SHARE BASED PAYMENTS

On June 18, 2014, the Company’s Board of Directors authorized and approved the adoption of the 2014 Plan (“2014 Plan”), under which an aggregate of 12,108,016 shares of common stock was authorized to be issued. Pursuant to the terms of the 2014 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units and deferred stock units. These awards could be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. The Company has now granted awards for the full amount of the shares authorized under the 2014 Plan, and no future awards may be made under the 2014 Plan.

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

As of June 30, 2017, there were an aggregate of 13,254,626 shares of common stock remaining available for grant under the 2016 Plans.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2017:

		Weighted
		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Stock Options	(CAD)	(CAD$ 000's)
Outstanding as of January 1, 2017	9,845,000	$1.20	$8,218
Granted	3,819,513	2.15
Forfeited	(40,336)	2.00
Cancelled	(100,000)	2.52
Exercised	(510,000)	0.87
Outstanding as of June 30, 2017	13,014,177	$1.48	$8,419
Exercisable as of June 30, 2017	6,472,979	$1.17	$6,451

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 was $0.6 million.

The Company’s stock options outstanding and exercisable as of June 30, 2017 were as follows:

		Stock Options
		Outstanding
		Remaining		Grant Date	Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price (CAD)	(CAD)	Exercisable
3,250,000	June 18, 2019	1.97	$0.60	$0.26	3,250,000
450,000	December 8, 2019	2.44	$2.92	$1.65	450,000
100,000	December 8, 2019	2.44	$2.92	$1.31	100,000
400,000	December 8, 2019	2.44	$2.96	$1.29	400,000
100,000	March 16, 2020	2.71	$3.20	$1.42	100,000
50,000	August 15, 2020	3.13	$0.98	$0.39	33,334
750,000	October 21, 2020	3.31	$0.87	$0.36	375,000
550,000	October 28, 2020	2.33	$0.84	$0.44	550,000
100,000	December 31, 2020	3.51	$1.24	$0.50	66,668
2,975,000	July 13, 2020	3.04	$1.39	$0.65	991,666
100,000	August 8, 2020	3.11	$1.31	$0.65	25,000
410,000	October 3, 2020	3.26	$1.35	$0.80	102,500
3,585,000	April 17, 2027	9.80	$2.16	$1.55	—
44,177	May 18, 2021	3.88	$2.00	$1.05	28,811
100,000	May 18, 2027	9.89	$2.00	$1.74	—
50,000	May 18, 2027	9.89	$2.00	$1.53	—
13,014,177					6,472,979

Included in the table above are non-employee awards that are subject to re-measurement each reporting period until vested. As a result, the grant date fair value is not representative of the total expense that will be recorded for these awards. As of June 30, 2017, the unrecognized compensation expense related to non-vested stock options outstanding was $5.4 million to be recognized over a weighted-average remaining vesting period of approximately 2.59 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest. During the six months ended June 30, 2017 and 2016, the Company applied an expected forfeiture rate of 0% based on its historical experience.

During the second quarter of 2017, the Company granted restricted stock units to certain employees under the 2016 Plan that vest over a three-year period beginning on the date of the grant. The fair value of the restricted stock units is based on the closing price of the Company’s common stock on the date of grant.

The following is a summary of the Company’s restricted stock unit activity during the six months ended June 30, 2017:

		Weighted Average
	Number of	Grant Date
	Restricted	Fair Value per Unit
	Stock Units	(CAD)
Outstanding as of January 1, 2017	—	$—
Granted	40,487	2.00
Forfeited	(15,914)
Outstanding as of June 30, 2017	24,573	$2.00
Vested as of June 30, 2017	14,939	$2.00

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are performing services for Neuro are required to be accounted for as derivative financial instruments once the services have been performed and the options have vested because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than Neuro’s functional currency. Stock options awarded to non-employees that have not vested are re-measured at their respective fair values at each reporting period and accounted for as equity awards until the terms associated with their vesting requirements have been met. The changes in fair value of the unvested non-employee awards are reflected in their respective operating expense classification in the Company’s condensed consolidated statements of operations and comprehensive loss.

The non-employee stock options that are required to be accounted for as liabilities and classified as derivative financial instruments are summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Fair value of non-employee options at beginning of period	$1,617	$547
Reallocation of vested non-employee options	—	268
Change in fair value of non-employee stock options during the period	87	374
Fair value of non-employee options at end of period	$1,704	$1,189

The non-employee stock options that have vested are required to be re-valued at each reporting period with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments and included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. The fair value of the non-empolyee stock options will continue to be classified as a derivative financial instrument until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of non-employee stock options classified as derivative financial instruments as of June 30, 2017 and December 31, 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2017	December 31, 2016
Stock price	CAD $2.01	CAD $1.92
Exercise price	CAD $1.23	CAD $1.23
Expected life	2.10 years	2.59 years
Expected volatility	88.21%	87.61%
Risk-free interest rate	1.10%	0.79%
Dividend rate	0.00%	0.00%

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$106	$107	$131	$208
General and administrative	442	170	659	868
Total	$548	$277	$790	$1,076

5.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, The Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and other intellectual property. In addition to issuing 16,035,026 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. The Company has not made any royalty payments to date under this agreement.

(b)

Under the Company’s Asset Purchase Agreement with A&B if the Company fails to obtain FDA marketing authorization for commercialization of or otherwise fails to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2017, the Company is subject to a US$2.0 million contract penalty payable to A&B, unless the Company receives an exemption for the requirement of FDA marketing authorization from the US Army Medical Material Agency. The Company has determined that the possibility of an economic outlay under this contractual penalty is remote.

(c)

In November 2014, the Company signed a development and distribution agreement with the Altair LLC to apply for registration and distribution of the PoNS™ device in the territories of the former Soviet Union. The Company will receive a 7% royalty on sales of the devices within the territories. However, there is no assurance that such commercialization will occur.

(d)

In March 2017, the Company entered into a lease for 10,444 square feet office space in Newtown, Pennsylvania. The initial term of the lease is from July 1, 2017 through December 31, 2022, with an option to extend until 2027. Monthly rent plus utilities will be approximately $20,018 per month with a 3% annual increase.

The future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows (amounts in thousands):

For the Period Ending December 31,
2017	$34
2018	219
2019	226
2020	233
2021	240
Thereafter	246
$1,198

On February 14, 2017, Mackie Research Capital Corporation (“Mackie”), a Canadian investment banking firm, filed a statement of claim in the Ontario Superior Court of Justice alleging that the Company breached a term of the agency agreement dated March 23, 2016 between the Company and Mackie in connection with its public offering of common stock, which closed on February 16, 2017 by not complying with Mackie’s right of first refusal to serve as the lead underwriter in the offering. In April 2017, the Company settled with Mackie for an amount which is insignificant to the Company’s condensed consolidated financial statements. The settlement expense is reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017.

6.    RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2017 and 2016, the Company paid $0 and $40,000 respectively, in consulting fees to certain directors of the Company, respectively. During the six months ended June 30, 2017 and 2016, the Company paid $12,000 and $60,975 respectively, in consulting fees to certain directors of the Company. As of June 30, 2017, and December 31, 2016, the Company owed $3,150 and $2,550, respectively, to a director for consulting services.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media received $15,000 per month. During the three months ended June 30, 2017 and 2016, the Company paid Montel Media $45,000, in each period pursuant to the consulting agreement. During the six months ended June 30, 2017 and 2016, the Company paid Montel Media $0.1 million in each period, pursuant to the consulting agreement. Montel Media is owned by Montel Williams which beneficially owns greater than 5% of the Company’s common stock.

During the three months ended June 30, 2017 and 2016, a benefit of $0.1 million and an expense of $0.6 million, respectively, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device. During the six months ended June 30, 2017 and 2016, an expense of $0.1 million and $0.5 million, respectively, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

7.    SOLE-SOURCE COST-SHARING AGREEMENT

In July 2015, the Company entered into a sole source cost sharing agreement with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $3.0 million to conduct a registrational trial (“the trial”) investigating the safety and effectiveness of the PoNS™ device the treatment of chronic balance deficits due to mild to moderate traumatic brain injury. Reimbursement of expenses under the agreement is based on a schedule of milestones related to the completion of subjects in the trial. The original contract expired on December 31, 2016; however, the Company extended the contract the agreement through December 31, 2017. As of June 30, 2017, the Company has received a total of $1.8 million with respect to expenses reimbursed and has an account receivable totaling $0.7 million for amounts owed to the Company for completion of development milestones. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, NeuroHabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the nine months ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Transition Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on April 3, 2017 (the “Transition Report”). All financial information is stated in U.S. dollars unless otherwise specified. The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of the Company’s business plan, availability of funds, its ability to maintain and enforce its intellectual property rights, government regulations, operating costs, and its ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Company’s Transition Report. These factors may cause the Company’s’ actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to the Company as of the date hereof, and reflect the Company’s current judgment regarding its business plans, the Company’s actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company does not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Transition Report and those described from time to time in the Company’s future reports filed with the SEC. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievement. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is a medical technology company focused on the development of products for the treatment of neurological symptoms caused by disease or trauma. The Company seeks to develop, license or acquire unique and noninvasive platform technologies that amplify the brain’s ability to heal itself.

Many patients with brain injury or brain-related disease have disrupted neural networks that result in their brains being unable to correctly or efficiently carry neural impulses, which are responsible for directing bodily functions like movement control or sensory perception. The Company’s first product in development, known as the portable neuromodulation stimulator or PoNS™ Therapy platform, is designed to enhance the brain’s ability to compensate for this damage. The PoNS™ Therapy is a combination of a powerful, wearable, direct current stimulation device, and functional, targeted therapy, and is currently being developed for the treatment of movement, gait and balance disorders in patients with traumatic brain injury or TBI and other chronic neurological diseases

Business Update

On July 13, 2017, we announced that our registrational clinical trial of the PoNS device, with concurrent physiotherapy, for the treatment of chronic balance deficits related to mild- to moderate-TBI was fully enrolled. We anticipate that this trial will be completed during the third quarter of 2017.

In parallel to completing this trial, we are conducting the commercial design and manufacturing testing to meet the requirements of the applications for commercial clearance with the U.S. Food and Drug Administration, or the FDA, Health Canada, and CE Mark in Europe. We anticipate completion of all requirements for the various regulatory submissions [to complete these submissions] in the second half of 2017 and, to the extent the FDA completes its review in 120 days, we anticipate clearance as early as the first half of calendar year 2018. We also anticipate a similar timeline for the foreign regulatory clearances.

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The following table summarizes the Company’s results of operations for the three months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended
	June 30,
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	4,294	654	3,640
General and administrative	1,686	1,450	236
Total operating expenses	5,980	2,104	3,876
Loss from operations	(5,980)	(2,104)	(3,876)
Other income (expense):
Interest and other income	—	—	—
Other income	—	110	(110)
Change in fair value of derivative financial instruments	1,024	(1,309)	2,333
Foreign exchange loss	(723)	219	(942)
Total other income (expense)	301	(980)	1,281
Net loss	$(5,679)	$(3,084)	(2,595)

Revenue

During the three months ended June 30, 2017 and 2016, the Company did not generate any revenue.

Research and Development Expense

Research and development or R&D expenses were $4.3 million during the three months ended June 30, 2017 compared to $0.7 million during the three months ended June 30, 2016, an increase of $3.6 million. The increase was primarily driven by a $1.6 million increase in the Company’s activities related to its recruitment and performance of clinical trials and a $2.4 million increase related to its continued investment in the manufacturing of clinical trial devices, and the design and engineering verification testing of devices to be evaluated as part of the Company’s application to the FDA for marketing clearance. This was partially offset by a $0.5 million reduction relating to invoices for reimbursement from the U.S. Army as a result of milestones met per the sole source cost sharing contract.

General and Administrative Expense

General and administrative or G&A expenses were $1.7 million during the three months ended June 30, 2017 compared to $1.5 million from the three months ended June 30, 2016, an increase of $0.2 million. The increase was primarily due to higher stock-based compensation expense of $0.2 million.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $1.0 million during the three months ended June 30, 2017 compared to a loss of $1.3 million during the three months ended June 30, 2016. The change in fair value of derivative financial instruments was primarily attributable to the change in volatility during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange loss was $0.7 million during the three months ended June 30, 2017 compared to a gain of $0.2 million during the three months ended June 30, 2016. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

The following table summarizes the Company’s results of operations for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended
	June 30,
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,313	1,636	5,677
General and administrative	3,701	3,384	317
Total operating expenses	11,014	5,020	5,994
Loss from operations	(11,014)	(5,020)	(5,994)
Other income (expense):
Interest and other income	—	(20)	20
Other income	—	110	(110)
Change in fair value of derivative financial instruments	508	(1,340)	1,848
Foreign exchange loss	(851)	(645)	(206)
Total other income (expense)	(343)	(1,895)	1,552
Net loss	$(11,357)	$(6,915)	(4,442)

Revenue

During the six months ended June 30, 2017 and 2016, the Company did not generate any revenue.

Research and Development Expense

R&D expenses were $7.3 million during the six months ended June 30, 2017 compared to $1.6 million during the six months ended June 30, 2016. The increase of $5.7 million was primarily attributable to an increase in the Company’s activities as it recruited for, and performed clinical trials. The Company incurred approximately $3.1 million in expenses related to the ongoing registrational clinical trial for TBI, including start-up and operating costs to support an increase in the number of sites, and launching a comprehensive traditional and digital advertising campaign as well as payment to sites for the completion of subjects. In addition, the Company incurred $3.2 million relating to its continued investment in the manufacturing of clinical trial devices, and the design and engineering verification testing of devices to be evaluated as part of the Company’s application to the FDA for marketing clearance. This was partially offset by a $0.7 million reduction relating to invoices for reimbursement from the U.S. Army as a result of milestones met per the sole source cost sharing contract.

General and Administrative Expense

G&A expenses were $3.7 million during the six months ended June 30, 2017 compared to $3.4 million during the six months ended June 30, 2016. The increase of $0.3 million was driven by higher legal fees of $0.7 million, which was partially offset by lower professional services fees of approximately $0.4 million.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $0.5 million during the six months ended June 30, 2017 compared to a loss of $1.3 million during the six months ended June 30, 2016. The change in fair value of derivative financial instruments was primarily attributable to the change in the Company’s stock price during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange loss was $0.9 million during the six months ended June 30, 2017 compared to a loss of $0.6 million during the six months ended June 30, 2016. This was primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes the Company’s cash flows for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash used in operating activities	$(9,296)	$(4,052)	$(5,244)
Net cash used in investing activities	(115)	—	(115)
Net cash provided by financing activities	13,759	7,792	5,967
Effect of exchange rate changes on cash	(158)	(117)	(41)
Net increase in cash	$4,190	$3,623	$567

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was $9.3 million. This was comprised of a net loss of $11.4 million adjusted for non-cash items including the change in fair value of derivative financial instruments of $0.5 million, stock-based compensation expense of $0.8 million, unrealized foreign exchange loss of $0.8 million and change in operating assets and liabilities of $1.0 million.

Net cash used in operating activities during the six months ended June 30, 2016 was $4.1 million. This was comprised of a net loss of $6.9 million adjusted for non-cash items such as change in fair value of derivative financial instruments of $1.3 million, stock-based compensation expense of $1.1 million, unrealized foreign exchange loss of $0.8 million and change in operating assets and liabilities of $0.3 million.

Net Cash Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $0.1 million, which was primarily related to leasehold improvements at the Company’s new office space.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $13.8 million, which was comprised of $14.5 million received from the sale of 6,555,000 shares of the Company’s common stock related to the February 2017 offering and 4,000,000 shares of the Company’s common stock related to the June 2017 financing, as well as $0.5 million received from the exercise of stock options and warrants. These amounts were partially offset by $1.2 million in share issuance costs incurred in connection with the February 2017 offering.

During the six months ended June 30, 2016, financing activities provided cash of $7.8 million. Financing activities during the six months ended June 30, 2016 consisted of: $7.9 million in proceeds from the issuance of common stock and warrants related to the April 2016 Offering and $1.4 million in proceeds from the exercise of warrants, partially offset by $1.5 million in share issuance costs incurred in connection with the April 2016 Offering.

Liquidity and Capital Resources

The Company’s financial statements have been prepared assuming that it will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The following table summarizes the Company’s cash and its working capital which excludes non-cash items as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Cash	$6,859	$2,669
Working capital	$4,275	$1,030

The Company currently has limited working capital and liquid assets. Based on management’s assessment, there is substantial doubt about the Company’s ability to continue as a going concern. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months. The Company’s cash as of June 30, 2017 was $6.9 million. To date the Company has not generated any revenue from the commercial sales of products or services. There are a number of conditions that the Company must satisfy before it will be able to generate revenue, including but not limited to successful completion of the registrational clinical trial of the PoNS™ device, FDA clearance of the PoNS™ device for the treatment of movement, gait and balance disorders in patients with mild to moderate TBI, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of its effectiveness in combination with a functional targeted therapy sufficient to generate commercial orders by customers for its product. The Company does not currently have sufficient resources to accomplish these conditions necessary for it to generate revenue. The Company will therefore require substantial additional funds to continue to conduct the R&D and regulatory clearance and approval activities necessary to bring its product to market, to establish effective marketing and sales capabilities and to develop other product candidates. The Company will require additional funding to fund its ongoing activities. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to it. If the Company is unable to raise sufficient additional capital, it may be compelled to reduce the scope of its operations and planned capital expenditure or sell certain assets, including intellectual property.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s results of operations or financial condition.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements that have been prepared in accordance with U.S. GAAP. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.

The Company’s critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of the Company’s Transition Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in its Transition Report on Form 10-K.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The updated accounting guidance was effective for us on January 1, 2017 and it did not have a material effect on the Company’s condensed consolidated financial statements and any deferred tax benefits would be offset by a valuation allowance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the standard on its condensed consolidated financial statements.

JOBS Act

In April 2012, the JOBS Act was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period and, as a result, it will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company has concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Transition Report. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Transition Report which could materially affect its business, financial condition and/or operating results. The risks described in the Transition Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially and adversely affect its business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In June 2017, the Company issued 4,000,000 shares of common stock in a private placement to nine accredited investors at a price of CAD$1.75 per share. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act as an offering not involving a public offering to a limited number of accredited investors. Net proceeds from the private placement will be used by the Company for submissions to the FDA, the launch of a clinical trial investigating the PoNS™ device for the rehabilitation of chronic symptoms multiple sclerosis patients and for general corporate purposes.

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

* filed herewith

** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 11, 2017	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: August 11, 2017	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary