Form 10-Q
period 2017-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2017-11-09
CIK 1610853

yin

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2017
Class A Common Stock	96,489,946

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands and expressed in United States Dollars)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$2,617	$2,669
Receivables	755	225
Prepaid expenses and other current assets	190	556
Total current assets	3,562	3,450
Property, plant and equipment, net	174	—
Other assets	18	—
TOTAL ASSETS	$3,754	$3,450
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,637	$2,161
Accrued liabilities	340	259
Derivative financial instruments	9,926	4,474
Total current liabilities	13,903	6,894
TOTAL LIABILITIES	13,903	6,894
Commitments and contingencies (Note 5)
STOCKHOLDERS’ DEFICIT
Common stock (Unlimited Class A common shares authorized, no par value); (96,410,413 shares issued and outstanding as of September 30, 2017 and 84,630,676 shares issued and outstanding as of December 31, 2016)	45,917	30,897
Additional paid-in capital	6,386	5,732
Accumulated deficit	(62,640)	(38,345)
Accumulated other comprehensive income (loss)	188	(1,728)
TOTAL STOCKHOLDERS’ DEFICIT	(10,149)	(3,444)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,754	$3,450

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data, and expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,798	$1,411	$11,121	$3,164
General and administrative	2,172	1,980	5,862	5,246
Total operating expenses	5,970	3,391	16,983	8,410
Operating loss	(5,970)	(3,391)	(16,983)	(8,410)
Other income (expense):
Other expense	—	—	—	(20)
Other income	—	1	—	111
Change in fair value of derivative financial instruments	(5,960)	288	(5,452)	(1,052)
Foreign exchange gain (loss)	(1,008)	115	(1,860)	(530)
Total other income (expense)	(6,968)	404	(7,312)	(1,491)
Net loss	(12,938)	(2,987)	(24,295)	(9,901)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,266	(172)	1,916	597
Comprehensive loss	$(11,672)	$(3,159)	$(22,379)	$(9,304)
Net loss per share, basic and diluted	$(0.13)	$(0.04)	$(0.26)	$(0.12)
Weighted average common shares outstanding, basic	96,125,284	84,366,692	91,844,867	79,232,232
Weighted average common shares outstanding, diluted	96,125,284	85,004,192	91,844,867	79,232,232

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(Except shares data, amounts in thousands and expressed in United States Dollars)

					Accumulated
			Additional		Other
	Common Stock	Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of January 1, 2017	84,630,676	$30,897	$5,732	$(38,345)	$(1,728)	$(3,444)
Issuance of common stock in public offering	6,555,000	9,187	—	—	—	9,187
Issuance of common stock in private placement	4,000,000	5,360	—	—	—	5,360
Share issuance costs	—	(1,248)	—	—	—	(1,248)
Stock-based compensation expense	—	—	1,464	—	—	1,464
Proceeds from the exercise of stock options and warrants	1,218,232	911		—	—	911
Vesting of restricted stock units	6,505	—	—	—	—	—
Reclassification of exercised stock options, warrants and issued restricted stock units from additional paid-in capital	—	810	(810)	—	—	—
Net loss	—	—	—	(24,295)	—	(24,295)
Foreign currency translation adjustments	—	—	—	—	1,916	1,916
Balance as of September 30, 2017	96,410,413	$45,917	$6,386	$(62,640)	$188	$(10,149)

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands and expressed in United States Dollars)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(24,295)	$(9,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	—
Change in fair value of derivative financial instruments	5,452	1,052
Interest accretion	—	5
Stock-based compensation expense	1,464	1,724
Unrealized foreign exchange loss	1,758	781
Changes in operating assets and liabilities:
Receivables	(530)	(42)
Prepaid expenses and other current assets	366	336
Other assets	(18)	—
Accounts payable and accrued liabilities	1,557	120
Shares to be issued	—	150
Net cash used in operating activities	(14,239)	(5,775)
Cash flows from investing activities:
Purchase of property, plant and equipment	(181)	—
Net cash used in investing activities	(181)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	14,547	7,903
Share issuance costs	(1,248)	(1,509)
Proceeds from the exercise of stock options and warrants	911	1,494
Net cash provided by financing activities	14,210	7,888
Effect of foreign exchange rate changes on cash	158	(290)
Net change in cash	(52)	1,823
Cash at beginning of period	2,669	4,350
Cash at end of period	$2,617	$6,173

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

The Company has two wholly-owned subsidiaries, Neurohabilitation Corporation (“NHC”) and Helius Medical Technologies (Canada), Inc. (“Helius Canada”).

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

Going Concern

As of September 30, 2017, the Company’s cash was $2.6 million. During the nine months ended September 30, 2017, the Company incurred a net loss of $24.3 million, and, as of September 30, 2017, its accumulated deficit was $62.6 million. The Company has not generated any product revenues and has not achieved profitable operations. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the nine months ended December 31, 2016, included in its Transition Report on Form 10-K that was filed with the Securities and Exchange Commission, (“SEC”), on April 3, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other interim period. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all material adjustments consisting of normal and recurring accruals necessary to present fairly the Company's condensed consolidated financial position as of September 30, 2017, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2017, and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Certain prior period amounts within operating expenses have been reclassified to conform to the current period presentation.

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

Receivables

Receivable are stated at their net realizable value. As of September 30, 2017, receivables consisted primarily of Goods and Services Tax (“GST”) and Quebec Sales Tax (‘QST”) refunds related to the Company’s expenditures.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful live of the related asset. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The Company’s property, plant and equipment is comprised of leasehold improvements and software. As of September 30, 2017, the Company had recorded approximately $0.2 million in property plant and equipment, primarily related to leasehold improvements for the Company’s new office space in Newtown, Pennsylvania. For the three and nine months ended September 30, 2017, the Company recorded $7 thousand in depreciation expense.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. The Company recognizes its stock-based compensation using the straight-line method.

The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees are measured at fair value on the date of the grant. The fair value of all stock options is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service conditions.

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

Foreign Currency

The functional currency of the Company and Helius Canada is the Canadian dollar (“CAD”) and the functional currency of NHC is the U.S. dollar (“USD”). The Company’s reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain (loss) within the condensed consolidated statements of operations and comprehensive loss. The foreign exchange adjustment in the books of NHC relating to intercompany advances from Helius that are denominated in Canadian dollars is recorded in the condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, development and manufacturing of clinical trial devices and devices for manufacturing testing, materials and supplies as well as regulatory costs. R&D costs are charged to operations when they are incurred.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates and manages its business within one operating and reportable segment. Accordingly, the Company reports the accompanying condensed consolidated financial statements in the aggregate in one reportable segment.

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

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy and required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of September 30, 2017 and 2016 and the roll forward of the derivative financial instruments related to the warrants and see Note 4 for the inputs used in the Black-Scholes option pricing model as of September 30, 2017 and 2016 for the roll forward of the derivative financial instruments related to the non-employee stock options.

The following table summarizes the Company’s derivative financial instruments within the fair value hierarchy as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Liabilities:
Non-employee stock options	$3,385	—	—	$3,385
Warrants	6,541	—	—	6,541
December 31, 2016
Liabilities:
Non-employee stock options	$1,617	—	—	$1,617
Warrants	2,857	—	—	2,857

There were no transfers between any of the levels during the nine months ended September 30, 2017 or the nine months ended December 31, 2016.

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted
Numerator
Net loss	$(12,938)	$(2,987)	$(24,295)	$(9,901)
Denominator
Weighted average common shares outstanding, basic	96,125,284	84,366,692	91,844,867	79,232,232
Weighted average common shares outstanding, diluted	96,125,284	85,004,192	91,844,867	79,232,232
Basic and diluted net loss per share	$(0.13)	$(0.04)	$(0.26)	$(0.12)

For the three and nine months ended September 30, 2017 a total of 13,214,177 stock options, 9,878,384 warrants and 9,634 restricted stock units (“RSUs”) were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2016 a total of 8,135,000 and 9,335,000 options, respectively, were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. During the three and nine months ended September 30, 2016, a total of 10,182,629 warrants in both periods were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five-step model to be applied by an entity in evaluating its contracts with customers. The Company expects to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Company also expects to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The Company continues to assess the new standard with a focus on identifying the performance obligations included within any revenue arrangements with customers and will evaluate the methods of estimating the amount and timing of variable consideration. The Company does not currently have, and has not previously held, any significant contracts with customers. Accordingly, the Company does not believe the adoption of Topic 606 on January 1, 2018 will have a material impact on its financial statements.

3.    COMMON STOCK AND WARRANTS

As of September 30, 2017, the Company’s certificate of incorporation authorized the Company to issue unlimited shares of common stock. Each share of common stock is entitled to have the right to vote at any shareholder meeting on the basis of one vote per share. Each share of common stock held entitles the holder to receive dividends as declared by the directors. No dividends have been declared since inception of the Company through September 30, 2017. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its shareholders for the purposes of winding-up its affairs or upon a reduction of capital, the shareholders shall, share equally, share for share, in the remaining assets and property of the Company.

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

On October 9, 2015, the Company entered into a $7.0 million funding commitment with A&B Company Limited (“A&B”), in the form of a convertible promissory note consisting of an initial $2.0 million note and a $5.0 million funding commitment. On October 9, 2015, the Company received the conversion notice on the promissory note and in November 2015, the Company issued 2,083,333 shares of common stock at a price of $0.96 per share and 1,041,667 warrants exercisable at $1.44 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on November 10, 2015. On December 29, 2015, the Company drew down the $5.0 million funding commitment through the issuance of 5,555,556 shares of common stock at a price of $0.90 per share and 2,777,778 warrants exercisable at $1.35 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on January 7, 2016.

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

On June 28, 2017, the Company completed a non-brokered private placement of 4,000,000 shares of common stock for gross proceeds of $5.4 million. The Company incurred approximately $9 thousand in share issuance cost related to the private placement.

Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company determined that the warrants issued in the May 2014 private placement as well as the warrants issued in January 2016 in connection with the funding commitment with A&B were required to be accounted for as liabilities because they were considered not to be indexed to the Company’s stock due to the exercise price being denominated in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares.

The warrants having an exercise price denominated in a currency other than the functional currency of the Company that are required to be accounted for as liabilities are summarized as follows for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Fair value of warrants at beginning of period	$2,857	$351
Issuance of warrants	—	797
Change in fair value of warrants during the period	3,684	892
Fair value of warrants at end of period	$6,541	$2,040

These warrants which are classified as derivative financial instruments in the Company’s condensed consolidated balance sheets are required to be revalued at each reporting period, with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments, included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of the warrants classified as derivative financial instruments outstanding as of September 30, 2017 and December 31, 2016 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2017	December 31, 2016
Stock price	$2.88	$1.38
Exercise price	$1.62	$1.62
Expected life	1.15 years	1.89 years
Expected volatility	69.61%	94.97%
Risk-free interest rate	1.30%	0.79%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2017:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	US$
Outstanding as of January 1, 2017	5,557,653	4,528,609	$1.46	$1.62
Granted	100,179	—	1.50	—
Exercised	(458,232)	—	1.28	—
Outstanding as of September 30, 2017	5,199,600	4,528,609	$1.47	$1.62

The Company’s warrants outstanding and exercisable as of September 30, 2017 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
452,032	US $3.00	April 30, 2018
167,731	US $3.00	June 26, 2018
18,978	US $2.15	June 26, 2020
62,878	US $3.00	July 17, 2018
7,545	US $2.15	July 17, 2020
1,041,667	US $1.44	November 10, 2018
2,777,778	US $1.35	December 29, 2018
4,899,250	CAD $1.50	April 18, 2019
300,350	CAD $1.00	April 18, 2018

4.    SHARE BASED PAYMENTS

On June 18, 2014, the Company’s Board of Directors authorized and approved the adoption of the June 2014 Equity Incentive Plan (“2014 Plan”), under which an aggregate of 12,108,016 shares of common stock was authorized to be issued. Pursuant to the terms of the 2014 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units and deferred stock units. These awards could be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. The Company has now granted awards for the full amount of the shares authorized under the 2014 Plan, and no future awards may be made under the 2014 Plan. On August 22, 2017, the Company’s Board of Directors approved the amended and restated 2014 Plan to correct for a formulaic error included in the deemed net stock and cashless exercise equation within the 2014 Plan. This amendment had no impact on the Company’s condensed consolidated financial statements.

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

As of September 30, 2017, there were an aggregate of 12,804,626 shares of common stock remaining available for grant under the 2016 Plans.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2017:

		Weighted
		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Stock Options	(CAD)	(CAD$ 000's)
Outstanding as of January 1, 2017	9,845,000	$1.20	$8,218
Granted	4,269,513	2.20
Forfeited	(40,336)	2.00
Cancelled	(100,000)	2.52
Exercised	(760,000)	0.78
Outstanding as of September 30, 2017	13,214,177	$1.54	$26,468
Exercisable as of September 30, 2017	7,256,311	$1.22	$16,850

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 was $2.1 million.

The Company’s stock options outstanding and exercisable as of September 30, 2017 were as follows:

		Stock Options
		Outstanding
		Remaining		Grant Date	Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price (CAD)	(CAD)	Exercisable
3,000,000	June 18, 2019	1.72	$0.60	$0.26	3,000,000
450,000	December 8, 2019	2.19	$2.92	$1.65	450,000
100,000	December 8, 2019	2.19	$2.92	$1.31	100,000
400,000	December 8, 2019	2.19	$2.96	$1.29	400,000
100,000	March 16, 2020	2.46	$3.20	$1.42	100,000
50,000	August 15, 2020	2.87	$0.98	$0.39	50,000
750,000	October 21, 2020	3.06	$0.87	$0.36	375,000
550,000	October 28, 2020	3.08	$0.84	$0.44	550,000
100,000	December 31, 2020	3.25	$1.24	$0.50	66,668
2,975,000	July 13, 2020	2.79	$1.39	$0.65	1,983,332
100,000	August 8, 2020	2.86	$1.31	$0.65	50,000
410,000	October 3, 2020	3.01	$1.35	$0.80	102,500
3,585,000	April 17, 2027	9.55	$2.16	$1.55	—
44,177	May 18, 2021	3.63	$2.00	$1.05	28,811
100,000	May 18, 2027	9.64	$2.00	$1.74	—
50,000	May 18, 2027	9.64	$2.00	$1.53	—
450,000	August 7, 2027	9.86	$2.00	$1.53	—
13,214,177					7,256,311

Included in the table above are non-employee awards that are subject to re-measurement each reporting period until vested. As a result, the grant date fair value is not representative of the total expense that will be recorded for these awards. As of September 30, 2017, the unrecognized compensation expense related to non-vested stock options outstanding was $7.5 million to be recognized over a weighted-average remaining vesting period of approximately 2.87 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest. During the nine months ended September 30, 2017 and 2016, the Company applied an expected forfeiture rate of 0% based on its historical experience.

The fair value of employee and director stock options granted during the nine months ended September 30, 2017, had a weighted average grant date fair value of $1.55 per option and were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2017
Stock price	CAD $.2.08
Exercise price	CAD $2.17
Expected life	6.25 years
Expected volatility	90.84%
Risk-free interest rate	1.06%
Dividend rate	0.00%

During the second quarter of 2017, the Company granted restricted stock units to certain employees under the 2016 Plan that vest over a three-year period beginning on the date of the grant. The fair value of the restricted stock units is based on the closing price of the Company’s common stock on the date of grant.

The following is a summary of the Company’s restricted stock unit activity during the nine months ended September 30, 2017:

		Weighted Average
	Number of	Grant Date
	Restricted	Fair Value per Unit
	Stock Units	(CAD)
Outstanding as of January 1, 2017	—	$—
Granted	40,487	2.00
Forfeited	(15,914)
Outstanding as of September 30, 2017	24,573	$2.00
Vested as of September 30, 2017	14,939	$2.00

Non-Employee Stock Options

In accordance with the guidance of ASC 815-40-15, stock options awarded to non-employees that are performing services for NHC are required to be accounted for as derivative financial instruments once the services have been performed and the options have vested because they are considered not to be indexed to the Company’s stock due to their exercise price being denominated in a currency other than NHC’s functional currency. Stock options awarded to non-employees that have not vested are re-measured at their respective fair values at each reporting period and accounted for as equity awards until the terms associated with their vesting requirements have been met. The changes in fair value of the unvested non-employee awards are reflected in their respective operating expense classification in the Company’s condensed consolidated statements of operations and comprehensive loss.

The non-employee stock options that are required to be accounted for as liabilities and classified as derivative financial instruments are summarized as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Fair value of non-employee options at beginning of period	$1,617	$547
Reallocation of vested non-employee options	—	268
Change in fair value of non-employee stock options during the period	1,768	159
Fair value of non-employee options at end of period	$3,385	$974

The non-employee stock options that have vested are required to be re-valued at each reporting period with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments and included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. The fair value of the non-employee stock options will continue to be classified as a derivative financial instrument until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of non-employee stock options classified as derivative financial instruments as of September 30, 2017 and December 31, 2016 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2017	December 31, 2016
Stock price	CAD $3.54	CAD $1.92
Exercise price	CAD $1.23	CAD $1.23
Expected life	1.84 years	2.59 years
Expected volatility	60.77%	87.61%
Risk-free interest rate	1.52%	0.79%
Dividend rate	0.00%	0.00%

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$121	$-	$252	$208
General and administrative	553	648	1,212	1,516
Total	$674	$648	$1,464	$1,724

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

(b)

On October 30, 2017, NHC amended the Asset Purchase Agreement with A&B which specified that if the Company fails to obtain FDA marketing authorization for commercialization of or otherwise fails to ensure that the PoNS™ device is available for purchase by the U.S. Government by December 31, 2021, the Company would be subject to a US$2.0 million contract penalty payable to A&B, unless the Company receives an exemption for the requirement of FDA marketing authorization from the US Army Medical Material Agency. Based on this amendment the Company has determined that the possibility of a payment under this contractual penalty is remote.

(c)

In November 2014, the Company signed a development and distribution agreement with the Altair LLC to apply for registration and distribution of the PoNS™ device in the territories of the former Soviet Union. The Company will receive a 7% royalty on sales of the devices within the territories. However, there is no assurance that such commercialization will occur.

(d)

In March 2017, the Company entered into a lease for 10,444 square feet office space in Newtown, Pennsylvania. The initial term of the lease is from July 1, 2017 through December 31, 2022, with an option to extend until 2027. In July 2017, the Company amended the contract to commence the lease on July 17, 2017 through January 16, 2023, with an option to extend until January 2028. Monthly rent plus utilities will be approximately $20,000 per month beginning in January 2018 with a 3% annual increase.

The future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows (amounts in thousands):

For the Period Ending December 31,
2017 (three months)	$5
2018	231
2019	246
2020	253
2021	260
Thereafter	279
$1,274

On February 14, 2017, Mackie Research Capital Corporation (“Mackie”), a Canadian investment banking firm, filed a statement of claim in the Ontario Superior Court of Justice alleging that the Company breached a term of the agency agreement dated March 23, 2016 between the Company and Mackie in connection with its public offering of common stock, which closed on February 16, 2017 by not complying with Mackie’s right of first refusal to serve as the lead underwriter in the offering. In April 2017, the Company settled with Mackie for an amount which is insignificant to the Company’s condensed consolidated financial statements. The settlement expense is reflected in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017.

6.    RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2017 and 2016, the Company paid $0 and $40,000 respectively, in consulting fees to certain directors of the Company. During the nine months ended September 30, 2017 and 2016, the Company paid $21,000 and $60,975 respectively, in consulting fees to certain directors of the Company. As of September 30, 2017, and December 31, 2016, the Company owed $5,292 and $2,550, respectively, to a director for consulting services.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media received $15,000 per month. During the three months ended September 30, 2017 and 2016, the Company paid Montel Media $45,000, in each period pursuant to the consulting agreement. During the nine months ended September 30, 2017 and 2016, the Company paid Montel Media $0.1 million in each period, pursuant to the consulting agreement. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock.

During the three months ended September 30, 2017 and 2016, an expense of $1.4 million and a benefit of $0.1 million, respectively, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director, a former director and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device. During the nine months ended September 30, 2017 and 2016, an expense of $1.5 million and $0.4 million, respectively, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to two directors and a consultant for consulting services rendered with respect to the design and development of the PoNS™ device.

7.    SOLE-SOURCE COST-SHARING AGREEMENT AND COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

In July 2015, the Company entered into a sole source cost sharing agreement with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $3.0 million to conduct a registrational trial investigating the safety and effectiveness of the PoNS™ device the treatment of chronic balance deficits due to mild to moderate traumatic brain injury. Reimbursement of expenses under the agreement is based on a schedule of milestones related to the completion of subjects in the trial. The original contract expired on December 31, 2016; however, the Company extended the contract agreement through December 31, 2017. On November 7, 2017, the Company received another extension of the contract agreement to December 31, 2018. As of September 30, 2017, the Company has received a total of $2.7 million with respect to expenses reimbursed for amounts owed to the Company for completion of development milestones. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses. In addition, in September 2017, the Company announced the execution of an extension to its Cooperative Research and Development Agreement (“CRADA”) with the USAMRMC through 2018 and extended the deadline for commercialization of the PoNS™ device to December 31, 2021.

8.    SUBSEQUENT EVENTS

Amendment to A&B Asset Purchase Agreement

As discussed in Note 5, Commitment and Contingencies, On October 30, 2017, NHC executed an amendment to the asset purchase agreement entered into with A&B(HK) Company, Limited, dated as of October 9, 2015. The amendment extends the deadline to satisfy NHC’s obligations under the CRADA to obtain FDA marketing authorization for commercialization of or otherwise ensure that the PoNS™ device is available for purchase by the U.S. Government to December 31, 2021.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, NeuroHabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the nine months ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Transition Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC, on April 3, 2017, or the Transition Report. All financial information is stated in U.S. dollars unless otherwise specified. The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, its ability to maintain and enforce its intellectual property rights, government regulations, operating costs, and its ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the “Risk Factors” sections of our Transition Report and this report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Transition Report and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Many patients with brain injury or brain-related disease have disrupted neural networks that result in their brains being unable to correctly or efficiently carry neural impulses, which are responsible for directing bodily functions like movement control or sensory perception. Our first product in development, known as the portable neuromodulation stimulator or PoNS™ therapy platform, is designed to enhance the brain’s ability to compensate for this damage. The PoNS™ therapy is a combination of a powerful, wearable, direct current stimulation device, and functional, targeted therapy, and is currently being developed for the treatment of movement, gait and balance disorders in patients with traumatic brain injury (“TBI”) and other chronic neurological diseases

Business Update

We completed our registrational clinical trial of the PoNS™ device for the treatment of chronic balance deficits due to mild to moderate TBI during the third quarter of 2017 as planned. On November 9, 2017, we announced positive results from our registrational clinical trial evaluating the safety and effectiveness of the PoNS™ device for the treatment of subjects with chronic balance deficits due to mild-to-moderate TBI. The multi-center registrational trial titled, “A double-blind, randomized, sham-controlled study of the safety and effectiveness of the Portable Neuromodulation Stimulator (PoNS™) 4.0 device for cranial nerve noninvasive neuromodulation or CN-NINM, training in subjects with a chronic balance deficit due to mild-to-moderate TBI”, evaluated a total of 122 randomized subjects (61 active and 61 control). Subjects, age 18 to 65, received 5 weeks of treatment (2 weeks in-clinic and 3 weeks at-home) consisting of physical therapy and either a high-frequency PoNS™ device (active) or a low-frequency PoNS™ device (control).

Endpoints for effectiveness were assessed using the Sensory Organization Test or SOT, measuring balance using computerized dynamic posturography. A responder rate analysis was used for the primary endpoint. A responder was defined as a subject with an improvement of at least 15 points on the composite SOT score compared to baseline after 5 weeks of PoNS™ therapy.

Secondary effectiveness endpoints were contingent on the outcome of the primary endpoint and determining the clinical effectiveness of the low-frequency device. As the low-frequency device demonstrated, on average, statistically significant improvements on composite SOT scores compared to baseline (P<0.025) – the secondary effectiveness endpoints evaluated for the study were the mean change in composite SOT score from baseline at 2 and 5 weeks, for both arms combined.

Endpoints for safety were assessed by frequency of falls, frequency of headaches, and Adverse Events (AEs). Falls and headaches were measured by daily activity logs and the Headache Disability Index, respectively.

Study results highlights:

•	Primary effectiveness endpoint demonstrated a trend toward a higher responder rate in the high frequency PoNS™ therapy group (75.4%) than in the low frequency PoNS™ therapy group (60.7%), P<0.081.
•	Primary effectiveness endpoint was not reached because low frequency pulse treatment had a significant therapeutic effect.
•	Secondary effectiveness endpoints demonstrated statistically and clinically significant increases (at least 8 points) in composite SOT scores:
o	The mean improvement at 2 weeks for combined-arms was 18.3 points, P<0.0005
o	The mean improvement at 5 weeks for combined-arms was 24.6 points, P<0.0005.
•	Successfully met primary and secondary safety endpoints as measured by a decrease in falls and headaches, in both groups.
•	There were no device-related serious adverse events.

We continue to conduct the commercial design and manufacturing testing to meet the requirements of the applications for commercial clearance with the U.S. Food and Drug Administration, Health Canada, CE Mark in Europe and the Therapeutic Goods Administration in Australia and expect to complete this testing and submit to the FDA for clearance in the first half of 2018. We also anticipate finalization of the selection of our contract scale manufacturer for the manufacturing of our PoNS™ device during the fourth quarter of 2017. It is our expectation to complete all requirements for the various regulatory submissions during the first half of 2018 and, to the extent the FDA completes its review in 120 days, we anticipate clearance in the second half of 2018. We also anticipate a similar timeline for the foreign regulatory clearances.

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended
	September 30,
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	3,798	1,411	2,387
General and administrative	2,172	1,980	192
Total operating expenses	5,970	3,391	2,579
Loss from operations	(5,970)	(3,391)	(2,579)
Other income (expense):
Other income	—	1	(1)
Change in fair value of derivative financial instruments	(5,960)	288	(6,248)
Foreign exchange loss	(1,008)	115	(1,123)
Total other income (expense)	(6,968)	404	(7,372)
Net loss	$(12,938)	$(2,987)	(9,951)

Revenue

During the three months ended September 30, 2017 and 2016, we did not generate any revenue.

Research and Development Expense

Research and development or R&D, expense was $3.8 million during the three months ended September 30, 2017 compared to $1.4 million during the three months ended September 30, 2016, an increase of $2.4 million. The increase was driven by a $1.8 million increase related to the manufacturing, design and engineering verification testing of the PoNS™ device, a $0.4 million increase related to the completion of our registrational clinical trial and a $0.2 million increase in regulatory costs in preparation for our FDA submission. This was partially offset by a $0.2 million reduction relating to invoices for reimbursement from the U.S. Army as a result of milestones met under the sole source cost sharing contract.

General and Administrative Expense

General and administrative or G&A, expense was $2.2 million during the three months ended September 30, 2017 compared to $2.0 million from the three months ended September 30, 2016, an increase of $0.2 million. The increase was primarily due to a business email compromise fraud which involved impersonation of our employees and fraudulent demands for wire transfers that targeted our finance department. See Item 4 for a further discussion.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a loss of $6.0 million during the three months ended September 30, 2017 compared to a gain of $0.3 million during the three months ended September 30, 2016. The change in fair value of derivative financial instruments was primarily attributable to the change in volatility and our stock price during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange loss was $1.0 million during the three months ended September 30, 2017 compared to a gain of $0.1 million during the three months ended September 30, 2016. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	11,121	3,164	7,957
General and administrative	5,862	5,246	616
Total operating expenses	16,983	8,410	8,573
Loss from operations	(16,983)	(8,410)	(8,573)
Other income (expense):
Other expense	—	(20)	20
Other income	—	111	(111)
Change in fair value of derivative financial instruments	(5,452)	(1,052)	(4,400)
Foreign exchange loss	(1,860)	(530)	(1,330)
Total other expense	(7,312)	(1,491)	(5,821)
Net loss	$(24,295)	$(9,901)	(14,394)

Revenue

During the nine months ended September 30, 2017 and 2016, we did not generate any revenue.

Research and Development Expense

R&D expenses were $11.1 million during the nine months ended September 30, 2017 compared to $3.2 million during the nine months ended September 30, 2016. The increase of $8.0 million was primarily attributable to an increase in our activities with respect to our devices and our clinical trials. We incurred $5.6 million related to the manufacturing of clinical trial devices, and the design and engineering verification testing of our PoNS™ devices. In addition, we incurred approximately $2.8 million in expenses related to our registrational clinical trial for mild-to-moderate TBI, which included start-up and operating costs which supported an increase in the number of clinical sites, a traditional and digital advertising campaign as well as payment to sites for the completion of trial subjects. We also incurred $0.4 million in regulatory costs in anticipation of our FDA submission for clearance to commercialize our PoNS™ device These costs were partially offset by a $0.8 million reduction relating to invoices for reimbursement from the U.S. Army as a result of milestones met under the sole source cost sharing contract.

General and Administrative Expense

G&A expenses were $5.9 million during the nine months ended September 30, 2017 compared to $5.2 million during the nine months ended September 30, 2016. The increase of $0.6 million was related to higher professional service fees of $0.4 million primarily the result of higher legal fees and an $0.2 million charge due to a business email compromise fraud which involved impersonation of our employees and fraudulent demands for wire transfers that targeted our finance department. See Item 4 for a further discussion.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a loss of $5.5 million during the nine months ended September 30, 2017 compared to a loss of $1.1 million during the nine months ended September 30, 2016. The change in fair value of derivative financial instruments was primarily attributable to the change in our stock price and volatility during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange loss was $1.9 million during the nine months September 30, 2017 compared to a loss of $0.5 million during the nine months ended September 30, 2016. This was primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Net cash used in operating activities	$(14,239)	$(5,775)	$(8,464)
Net cash used in investing activities	(181)	—	(181)
Net cash provided by financing activities	14,210	7,888	6,322
Effect of exchange rate changes on cash	158	(290)	448
Net change in cash	$(52)	$1,823	$(1,875)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2017 was $14.2 million. This was comprised of a net loss of $24.3 million adjusted for non-cash items including the change in fair value of derivative financial instruments of $5.5 million, stock-based compensation expense of $1.5 million, unrealized foreign exchange loss of $1.8 million and change in operating assets and liabilities of $1.4 million.

Net cash used in operating activities during the nine months ended September 30, 2016 was $5.8 million. This was comprised of a net loss of $9.9 million adjusted for non-cash items such as change in fair value of derivative financial instruments of $1.1 million, stock-based compensation expense of $1.7 million, unrealized foreign exchange loss of $0.8 million and change in operating assets and liabilities of $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $0.2 million, which was primarily related to leasehold improvements at our new office space.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $14.2 million, which was comprised of $14.5 million received from the sale of 6,555,000 shares of our common stock related to the February 2017 offering and 4,000,000 shares of our common stock related to the June 2017 private placement, as well as $0.9 million received from the exercise of stock options and warrants. These amounts were partially offset by $1.2 million in share issuance costs incurred in connection with the February 2017 offering.

During the nine months ended September 30, 2016, financing activities provided cash of $7.9 million. Financing activities during the nine months ended September 30, 2016 consisted of: $7.9 million in proceeds from the issuance of common stock and warrants related to the April 2016 offering and $1.5 million in proceeds from the exercise of warrants, partially offset by $1.5 million in share issuance costs incurred in connection with the April 2016 offering.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

The following table summarizes our cash and its working capital which excludes non-cash items (derivative financial instruments) as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Cash	$2,617	$2,669
Working capital	$(415)	$1,030

We currently have limited working capital and liquid assets. Based on management’s assessment, there is substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our cash as of September 30, 2017 was $2.6 million. We expect that this cash will allow us to maintain our current operations into December 2017.

To date we have not generated any revenue from the commercial sales of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to, FDA clearance of the PoNS™ device for the treatment of movement, gait and balance disorders in patients with mild- to moderate TBI, manufacturing of a commercially-viable version of the PoNS™ device and demonstration of its effectiveness in combination with a functional targeted therapy sufficient to generate commercial orders by customers for our product. We do not currently have sufficient resources to accomplish these conditions necessary for us to generate revenue. We will therefore require substantial additional funds to continue to conduct the R&D and regulatory clearance and approval activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates. We will require additional funding to fund our ongoing activities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with U.S. GAAP. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Transition Report. There have been no changes in critical accounting policies in the current year from those described in our Transition Report.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The updated accounting guidance was effective for us on January 1, 2017 and it did not have a material effect on our condensed consolidated financial statements and any deferred tax benefits would be offset by a valuation allowance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements, with certain practical expedients available. We are currently evaluating the potential impact of the standard on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five-step model to be applied by an entity in evaluating its contracts with customers. The Company expects to adopt the standard effective January 1, 2018 and apply the guidance retrospectively to contracts at the date of adoption. The Company also expects to elect the practical expedient available under Topic 606 for measuring progress toward complete satisfaction of a performance obligation and for disclosure requirements of remaining performance obligations. The practical expedient allows an entity to recognize revenue in the amount to which the entity has the right to invoice such that the entity has a right to the consideration in an amount that corresponds directly with the value to the customer for performance completed to date by the entity. The Company continues to assess the new standard with a focus on identifying the performance obligations included within any revenue arrangements with customers and will evaluate the methods of estimating the amount and timing of variable consideration. The Company does not currently have, and has not previously held, any significant contracts with customers. Accordingly, the Company does not believe the adoption of Topic 606 on January 1, 2018 will have a material impact on its financial statements.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in our internal controls over financial reporting as discussed below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In August 2017, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud, which involved impersonation of our employees and fraudulent demands for wire transfers that targeted our finance department. We immediately responded to the criminal fraud. Despite our response, the fraud resulted in a transfer of approximately $0.2 million. To date, no funds have been recovered. The Company’s investigation into this matter continues as further discussed in Item 1A. During the third quarter of 2017, enhancements were made to our controls relating to electronic payments, including by wire transfer of funds. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments by or for us. We believe these enhancements increase the ability of our personnel to identify and block attempts by third parties to fraudulently initiate electronic payments from us. Our management believes that the foregoing actions will help improve our internal controls over financial reporting. We are actively working to implement effective internal control over financial reporting, which includes remediation of these material weaknesses. However, such compliance is not guaranteed, and we cannot provide any assurance that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control Over Financial Reporting

Other than the actions described above, there has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A.  Risk Factors

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Item 1A of our Transition Report as filed with the SEC on April 3, 2017, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Transition Report, except as noted below:

T Before giving effect to any potential sales of our securities, we estimate that our existing capital resources will only be sufficient to fund our operations into December 2017.

As of September 30, 2017, we had cash of $2.6 million. We expect that this cash will allow us to maintain our current operations into December 2017. Therefore, we will need to complete a financing or strategic transaction before the end of December 2017 to continue as a going concern, or we may be forced to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company, which would have a material adverse effect on the value of our common stock.

We have been the victim of a cyber-related crime and our controls may not be successful in avoiding further cyber-related crimes in the future.

In the three months ended September 30, 2017, we were the victim of a business email compromise, fraud which resulted in our incurring a loss of approximately $0.2 million. We are working with law enforcement authorities and the banks involved in the wire transfer to pursue recovery of the $0.2 million, but at this time we do not know whether we will be able to recover any of the funds, and we have been advised that it may take several months before we are better able to evaluate our recovery prospects. Enhancements have been made to our controls relating to electronic payments by or for us that we believe will reduce out risk of becoming a victim of future frauds related to our payments, including by wire transfers. However, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, the control enhancements that have been made, and any additional enhancements that may be made in the future, to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On November 7, 2017, NHC executed an amendment to the sole source cost sharing contract entered into with the USAMRMC, pursuant to which USAMRMC and the U.S. Army Medical Material Agency have agreed to cooperate with NHC on clinical studies and regulatory responsibilities necessary to obtain FDA marketing authorization of the PoNS™ device for the treatment of chronic balance deficits related to mild- to moderate-TBI. The amendment extends the agreement with USAMRMC to December 31, 2018 and is under NHC’s larger CRADA framework with the United States Army.

The preceding summary of the amendment is qualified in its entirety by reference to Amendment of Solicitation/Modification of Contract of Sole-Source Cost Sharing Agreement with the U.S. Army Medical Research and Materiel Command, which is filed herewith as Exhibit 10.2, Amendment to Performance Work Statement (filed as Exhibit 10.1 to the Form 8-K filed on November 21, 2016) and Performance Work Statement (filed as Exhibit 10.2 to the Form 8-K filed on November 21, 2016), each of which is incorporated by reference herein.

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

4.3	Amended and Restated June 2014 Equity Incentive Plan*
10.1	Modification No. 4 to the Amended Cooperative Research and Development Agreement, dated September 6, 2017 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed September 12, 2017)
10.2	Amendment of Solicitation/Modification of Contract of Sole-Source Cost Sharing Agreement with the U.S. Army Medical Research and Materiel Command*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: November 9, 2017	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: November 9, 2017	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary