Form 10-K/A
period 2017-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2018-04-30
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 001-38445

HELIUS MEDICAL TECHNOLOGIES, INC.

State of Wyoming	36-4787690
Incorporated under the Laws of the	I.R.S. Employer Identification No.

Suite 100, 642 Newtown Yardley Road
Newtown, Pennsylvania, 18940

(215) 944-6100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2017, based on the closing price on that date of USD$7.80, was approximately $99,372,392. As of April 26, 2018, there were 23,260,494 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File Number 000-55364) (the “Form 10-K”), as filed by the Registrant with the Securities and Exchange Commission (the “SEC”), on March 12, 2018. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Registrant’s 2018 Annual Meeting of Stockholders. This Amendment hereby amends and restates Part III, Items 10 through 14 of the 10-K as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Helius,” “we,” “us,” “our” and “the Company” refer to Helius Medical Technologies, Inc.

FORM 10-K/A

Amendment No. 1

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The names of our directors and executive officers, their ages as of March 15, 2018 and certain other information about them are set forth in the below table. There are no family relationships among any of our directors or executive officers.

Name	Age	Principal Occupation/ Position Held With the Company
Executive Officers:
Philippe Deschamps	55	Chief Executive Officer and Chairman of the Board
Joyce LaViscount	56	Chief Financial Officer and Chief Operating Officer
Jonathan Sackier	60	Chief Medical Officer
Non-Employee Directors:
Dane C. Andreeff	52	Director
Thomas E. Griffin	54	Director
Huaizheng Peng	55	Director
Edward M. Straw	79	Director
Mitchell E. Tyler	65	Director
Blane Walter	47	Director

Executive Officers

Philippe Deschamps

Mr. Deschamps has served as our Chief Executive Officer, President and a Director since June 2014.  Previously, Mr. Deschamps served as the president of NeuroHabilitation Corporation, our wholly-owned subsidiary, from October 2013 to June 2014.  From February 2012 to October 2013, Mr. Deschamps served as chief executive officer of MediMedia Health, a marketing services company, where, among other things, he developed recommendations for the sale of MediMedia Health to its private equity sponsor.  Prior to that time, Mr. Deschamps served in various roles at GSW Worldwide, most recently as president and chief executive officer, and Bristol Myers Squibb, including as director of neuroscience marketing. Mr. Deschamps received a BSc. in chemistry from the University of Ottawa in Canada in 1985. Our Board of Directors believes Mr. Deschamps is qualified to serve as a director based upon his role as our principal executive officer and his 30 years of experience in the health sciences industry.

Joyce LaViscount

Ms. LaViscount has served as our Chief Financial Officer and Chief Operating Officer since October 2015, and she previously served as a member of our Board of Directors from March 2015 to December 2015. Prior to joining Helius, Ms. LaViscount served as chief operating officer and chief financial officer of MM Health Solutions, formerly MediMedia Health, from July 2012 to August 2015. Ms. LaViscount concurrently served as the chief financial officer of MediMedia Pharmaceutical Solutions from January 2014 to February 2015. Previously, Ms. LaViscount served as executive director/group controller North America of Aptalis Pharmaceuticals from February 2011 to July 2012. Ms. LaViscount is a Certified Public Accountant.  She received a B.A. in business with a concentration in accounting from Franklin and Marshall College in 1984.

Jonathan Sackier

Dr. Sackier has served as our Chief Medical Officer since December 2014. He has also served as a Visiting Professor of Surgery at the Nuffield Department of Surgical Sciences at Oxford University since 2014.  From 2005 to 2014, Dr. Sackier was a Visiting Professor of Surgery at the University of Virginia and prior to that served as a Clinical Professor at The George Washington University.  Dr. Sackier has served as a director of Kypha, Inc. since July 2014, Clinvue LLC since July 2010, Brandon Medical since May 2013 and SoundPipe Therapeutics since September 2013.  He previously served as a director of HemoShear Therapeutics, LLC from 2008 to 2015. He is a trustee of First Star and previously chaired The Larry King Cardiac Foundation Board of Governors. A keen pilot, Jonathan advises the Aircraft Owners & Pilots Association on medical issues germane to pilots and authors the “Fly Well” column in the association’s Pilot magazine.

Non-Employee Directors

Dane C. Andreeff

Mr. Andreeff has served as a member of our Board of Directors since August 2017.  Mr. Andreeff is the general partner and portfolio manager at Maple Leaf Partners, LP, a position he has held since 1996. Mr. Andreeff also serves as a member of the board of directors of TraceSecurity, LLC, HDL Therapeutics, Inc. and Myocardial Solutions, Ltd. Mr. Andreeff received his Bachelor’s degree in Economics from the University of Texas at Arlington in 1989 and his Master’s degree in Economics from the University of Texas at Arlington in 1991. Our Board believes that Mr. Andreeff’s extensive experience in the investment industry and capital markets will make him a valuable member of the Board.

Thomas E. Griffin

Mr. Griffin has served as a member of our Board of Directors since August 2016.  Mr. Griffin currently serves as the Chief Financial Officer of Avedro, Inc., a position he has held since April 2017.  From May 2016 to January 2017, Mr. Griffin served as vice president of finance at Entellus Medical, Inc., a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients.  Previously, Mr. Griffin served as chief financial officer at Entellus Medical from December 2007 to May 2016.  Mr. Griffin received a BBA in Accounting from University of Minnesota (Duluth) in 1985 and an MBA from the University of St. Thomas in 1995. Mr. Griffin is a Certified Public Accountant (inactive). Our Board of Directors believes Mr. Griffin is qualified to serve as a director based on his financial expertise in technology-based growth companies.

Huaizheng Peng, Ph. D.

Dr. Peng has served as a member of our Board of Directors since December 2015. Dr. Peng is the general manager of China Medical System Holdings, a position he has held since October 2013.  Previously, Dr. Peng was a partner at Northland Bancorp, a private equity firm, from January 2010 to November 2012, and head of global life sciences and director of corporate finance of Seymour Pierce, from February 2006 to January 2010. Dr. Peng currently serves as a director of Faron Pharmaceuticals, Navamedica ASA and Destiny Pharma plc.  Dr. Peng received a Bachelor’s degree and a Master’s degree in medicine from Hunan Medical College, China, and a Ph.D. in molecular pathology from University College London Medical School.  Our Board of Directors believes that Dr. Peng is qualified to serve as a director based on his international medical and investment experience.

Edward M. Straw

Vice Admiral (Retired) Straw has served as a member of our Board of Directors since November 2014. He founded Osprey Venture Partners in 2011, a firm that mentors young entrepreneurs seeking investment capital and assists with business development, and serves as the managing director. Previously he was president, global operations of The Estée Lauder Companies from 2000 to 2005, senior vice president global operations of the Compaq Computer Corporation from 1998 to 2000, and president of Ryder Integrated Logistics from 1996 to 1998. Prior to joining the private sector, he had a distinguished 35-year career in the U.S. Navy and retired as a three-star admiral. During his military service, Vice Admiral (Retired) Straw was chief executive officer of the Defense Logistics Agency, the largest military logistics command supporting the American armed forces. He a member of the Defense Science Board, chairman of Odyssey Logistics and currently sits on the boards of The Boston Consulting Federal Group, Academy Securities and Lenitiv Scientific. He is a former board member of Eddie Bauer, MeadWestvaco, Ply Gem Industries and Panther Logistics.  Vice Admiral (Retired) Straw received a B.S. from the United States Naval Academy, an MBA from The George Washington University, and is a graduate of the National War College. Our Board of Directors believes that Vice Admiral (Retired) Straw is qualified to serve as a director based on his extensive leadership experience in both the private sector and the U.S. military.

Mitchell E. Tyler

Mr. Tyler has served as a member of our Board of Directors since June 2014. Mr. Tyler is a co-inventor of the PoNS device and is co-owner and clinical director of Advanced NeuroRehabilitation, LLC, a position he has held since 2009. Mr. Tyler is a senior lecturer in biomedical engineering at the University of Wisconsin-Madison. From 1998 through 2017 Mr. Tyler also served as the clinical director of the Tactile Communication and NeuroRehabilitation Laboratory. He received his M.S. in

Bioengineering from University of California, Berkeley in 1985 and is currently working on his Ph.D. in Biomedical Engineering at the University of Wisconsin – Madison. Mr. Tyler is a registered professional engineer in Wisconsin. Our Board of Directors believes that Mr. Tyler is qualified to serve as a director based on his extensive knowledge of PoNS treatment and his research and development experience in the medical device industry.

Blane Walter

Mr. Walter has served as a member of our Board of Directors since December 2015.  Mr. Walter is a partner at Talisman Capital Partners, a position he has held since 2011. Previously, Mr. Walter served as vice chairman of inVentiv Group from 2011 to August 2017.  Mr. Walter received a B.S. in marketing and finance from Boston College in 1993.  Our Board of Directors believes that Mr. Walter is qualified to serve as director based on his background in the healthcare and pharmaceutical industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except one report covering one transaction was filed late by Mr. Andreeff.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is comprised of three directors: Messrs. Griffin and Walter and Vice Admiral (Retired) Straw, with Mr. Griffin serving as chair.

The Board of Directors reviews the Nasdaq Stock Market (“Nasdaq”) and Toronto Stock Exchange listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act).

The Board of Directors has also determined that Mr. Griffin qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Griffin’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for a public reporting company.

Stockholder Recommendations for Director Candidates

The Board welcomes communications from our shareholders and other interested parties. Shareholders and other interested parties may send communications to the Board, to any particular director or the independent directors as a group, to the following address: Helius Medical Technologies, Inc., 642 Newtown Yardley Road, Suite 100, Newtown, Pennsylvania 18940, Attention: Joyce LaViscount. Shareholders or interested parties should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available on the Company’s website at www.heliusmedical.com.  If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the

Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Item 11.  Executive Compensation.

Compensation Committee Interlocks and Insider Participation

None of the current members of our Compensation Committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2017, the twelve months ended December 31, 2016 and the fiscal years ended March 31, 2016 and 2015, compensation awarded to or paid to, or earned by, the Philippe Deschamps, the Company’s Chief Executive Officer, Joyce LaViscount, the Company’s Chief Financial Officer and Chief Operating Officer and Jonathan Sackier, the Company’s Chief Medical Officer (the “Named Executive Officers”).

Name and Principal Position	Period	Salary$	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (8)	Total ($)
Philippe Deschamps Chief Executive Officer	Fiscal year ended December 31, 2017	411,333	1,168,031(2)	99,840	17,956	1,697,160
	Twelve months ended December 31, 2016(1)	400,000	748,625(3)	90,000	15,000	1,253,625
	Fiscal year ended March 31, 2016	400,000	--	72,000	15,000	487,000
	Fiscal year ended March 31, 2015	360,417	432,198 (4)	120,000	5,000	917,615
Joyce LaViscount Chief Financial Officer and Chief Operating Officer	Fiscal year ended December 31, 2017	325,500	934,424(2)	67,200	12,000	1,339,124
	Twelve months ended December 31, 2016(1)	300,000	299,450(3)	56,250	12,000	667,700
	Fiscal year ended March 31, 2016	137,500 (5)	205,848 (6)	37,500	5,500	386,348
	Fiscal year ended March 31, 2015	--	--	--	--	--
Jonathan Sackier Chief Medical Officer	Fiscal year ended December 31, 2017	308,500	934,424(2)	62,400	--	1,305,324
	Twelve months ended December 31, 2016 (1)	300,000	299,450(3)	76,500	--	655,700
	Fiscal year ended March 31, 2016	300,000	--	45,000	--	345,000
	Fiscal year ended March 31, 2015	100,000	449,797 (7)	--	--	549,797

(1)	On January 4, 2017, the Board approved a change in the Company’s fiscal year end from March 31 to December 31.
(2)

The grant date fair value was denominated in Canadian dollars and translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.7525 on April 17, 2017, based on an option exercise price of CAD$10.80.

(3)

The grant date fair value was denominated in Canadian dollars and translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.7715 on July 13, 2016, based on an option exercise price of CAD$6.95.

(4)

The grant date fair value was denominated in Canadian dollars and translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.9235 on June 19, 2014, based on an option exercise price of CAD$3.00.

(5)

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

(6)

The grant date fair value was denominated in Canadian dollars and translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.7624 on October 21, 2015, based on an option exercise price of CAD$4.20.

(7)

The grant date fair value was denominated in Canadian dollars and translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.8717 on December 8, 2014, based on an option exercise price of CAD$14.80.

(8)	Represents matching contributions to the Company’s 401(k) savings plan.

Narrative Disclosure to Summary Compensation Table

The non-employee directors of our Board of Directors historically have determined executive compensation, including our Chief Executive Officer’s compensation, and reviewed such compensation annually. The Company has retained Sigma Integrated Resources (“Sigma”) as its compensation and human resources consultant. Sigma also advised the non-employee directors of the board on the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy. At the request of the non-employee directors, Sigma provided competitive market data for similarly sized medical device companies for the purposes of determining our executive compensation. During the fiscal year ended December 31, 2017, the twelve months ended December 31, 2016 and the fiscal years ended March 31, 2016 and 2015, our non-employee directors approved the base salaries and target discretionary bonuses described below based on Sigma’s recommendations.

In anticipation of the Company’s listing of its common stock on the Nasdaq Capital Market, the Board formally established and designated the Compensation Committee.  The Compensation Committee now performs all duties relating to executive compensation and makes recommendations on such matters to the Board for final approval.  The Compensation Committee intends to review compensation annually for all employees, including our Named Executive Officers. In setting annual base salaries and bonuses and granting equity incentive awards, the Compensation Committee intends to consider compensation for comparable positions in the market, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to our company.

Annual Base Salary

We have entered into employment agreements with each of our Named Executive Officers that establish annual base salaries, which will be reviewed periodically by our Compensation Committee, and recommended to the Board for final approval, in order to compensate our Named Executive Officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our Named Executive Officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

Annual Bonus

For the fiscal year ended December 31, 2017, our Named Executive Officers were entitled to annual bonuses calculated as a target percentage of their annual base salary based upon the Chief Executive Officer’s assessment of their performance and our company’s attainment of targeted goals as set by the Board of Directors in their sole discretion, and communicated to each officer.  The target bonus for the Chief Executive Officer was based on the non-employee directors’ assessment of his performance. The amounts of such bonuses were recommended by the Compensation Committee to the Board, and formally approved by the Board in April 2017 based on each executive’s and our company’s performance in the fiscal year ended December 31, 2017.

Equity-Based Awards

Our equity-based incentive awards which are mainly comprised of stock options and restricted stock units (“RSUs”) are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our non-employee directors have historically been responsible for approving equity grants. As described above, our Compensation Committee now has responsibility for recommending to the Board, for final approval, equity-based incentive awards to our Named Executive Officers. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Retirement Benefits and Other Compensation

Our Named Executive Officers do not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us.  We match contributions made by our employees, including our Named Executive Officers, to the Company’s 401(k) savings plan. Our Named Executive Officers were eligible to participate in our employee benefits, including health insurance benefits, on the same basis as our other employees. We generally do not provide perquisites or personal benefits except in limited circumstances.

Employment Agreements and Payments Upon Termination or Change in Control

Philippe Deschamps

On June 13, 2014, we entered into an employment agreement with Philippe Deschamps to serve as our President and Chief Executive Officer. We amended the employment agreement on September 1, 2014. Pursuant to the employment agreement, Mr. Deschamps initially received a base salary at an annualized rate of $250,000 until investments reached a level of $5 million. After such threshold was met, on August 14, 2014, the Board approved the increase of his base salary to $400,000. In addition to Mr. Deschamps’ base salary, he has the opportunity to receive a target annual bonus of 30% of the base salary, conditional upon, and subject to upward or downward adjustment based upon, achievements and individual goals to be established in good faith by the Board of Directors and Mr. Deschamps.

If Mr. Deschamps is terminated without cause or if Mr. Deschamps resigns for good reason (each as defined in Mr. Deschamps’ employment agreement), Mr. Deschamps is entitled to an aggregate amount equal to the sum of his base salary and the earned portion of his annual bonus paid for the year preceding the year of his termination of which such amount is to be paid in equal monthly installments during the twelve month period following such termination of employment. On April 17, 2017, our Board of Directors approved a 4% increase in Mr. Deschamps base salary to $416,000.

Joyce LaViscount

On October 19, 2015, we entered into an employment agreement with Joyce LaViscount to serve as our Chief Financial Officer and Chief Operating Officer. Pursuant to the employment agreement, Ms. LaViscount received a base salary at an annualized rate of $300,000 for her employment term, which is at-will. In addition to Ms. LaViscount’s base salary, she shall have the opportunity to receive a target annual bonus of 25% of the base salary, conditional upon, and subject to upward or downward adjustment based upon achievements and individual goals to be established in good faith by our Chief Executive Officer and Ms. LaViscount. On April 17, 2017, our Board of Directors approved a 12% increase in Ms. LaViscount’s base salary to $336,000.

If Ms. LaViscount is terminated without cause or if she resigns for good reason (each as defined in Ms. LaViscount’s employment agreement), Ms. LaViscount is entitled to an aggregate amount equal to the sum of her base salary and the earned portion of her annual bonus paid for the year of her termination, of which such amount is to be paid in equal monthly installments during the twelve month period following such termination of employment.

Jonathan Sackier

On December 1, 2014, we entered into an employment agreement with Jonathan Sackier to serve as our Chief Medical Officer. Pursuant to the employment agreement, Dr. Sackier received a base salary at an annualized rate of $300,000 for his employment term, which is at-will. In addition to Dr. Sackier’s base salary, he shall have the opportunity to receive a target annual bonus of 25% of the base salary, conditional upon, and subject to upward or downward adjustment based upon, achievements and individual goals to be established in good faith by our Chief Executive Officer and Dr. Sackier. On April 17, 2017, our Board of Directors approved a 4% increase in Dr. Sackier’s base salary to $312,000.

If Dr. Sackier is terminated without cause, or if he resigns for good reason (each as defined in Dr. Sackier’s employment agreement), Dr. Sackier is entitled to an aggregate amount equal to the sum of his base salary and the earned portion of his annual bonus paid for the year of his termination of which such amount is to be paid in equal monthly installments during the twelve month period following such termination of employment.

Outstanding Equity Awards at December 31, 2017

The following table shows for the fiscal year ended December 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for the Named Executive Officers, after taking into effect the 1-for-5 reverse split that subsequently became effective on January 22, 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philippe Deschamps	360,000	0 (1)	2.80 (2)	6/18/2019
	200,000	100,000 (3)	5.36 (4)	7/13/2020
	0	200,000 (5)	$8.13 (6)	4/17/2027
Joyce LaViscount	20,000	0 (7)	12.53 (8)	3/15/2020
	112,500	37,500 (9)	3.20 (10)	10/21/2020
	80,000	40,000 (3)	5.36 (4)	7/13/2020
	0	160,000 (5)	$8.13 (6)	4/17/2027
Jonathan Sackier	80,000	0 (11)	12.90 (12)	12/8/2019
	80,000	40,000 (3)	5.36 (4)	7/13/2020
	0	160,000 (5)	$8.13(6)	4/17/2027

(1)	This option was granted on June 19, 2014. All of the shares subject to the option have vested.
(2)	Translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.9235 on June 19, 2014, based on an option exercise price of CAD$3.00.
(3)

This option was granted on July 13, 2016.  One-third of the shares subject to the option vested on the date of grant, and the remaining shares are scheduled to vest in equal installments on the anniversary date of the grant thereafter until July 13, 2018.

(4)

Translated into US dollars from Canadian dollars based on the closing exchange rate from the Federal Reserve Bank of CAD$1.00 = USD$0.7715 on July 13, 2016; based on an option exercise price of CAD$6.95.

(5)	This option was granted on April 17, 2017. The shares vest in equal installments over four years from the date of grant.
(6)	Translated into US dollars from Canadian dollars based on buying rate from the Bank of Canada of CAD$1.0000 = USD$0.7525 on April 17, 2017; based on exercise price of CAD $10.80.
(7)	This option was granted on March 16, 2015. All of the shares subject to the option have vested.
(8)

Translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.7834 on March 16, 2015, based on an option exercise price of CAD$16.00.

(9)

This option was granted on October 21, 2015. 25% of the shares subject to the grant vested on the date of grant, and the remaining shares vest in equal installments on the anniversary of the date of grant thereafter until October 21, 2018.

(10)

Translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.7624 on October 21, 2015, based on an option exercise price of CAD$4.20.

(11)	The option was granted on December 8, 2014. All of the shares subject to the option have vested.

(12)

Translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of CAD$1.00 = USD$0.8717 on December 8, 2014, based on an option exercise price of CAD$14.80.

Non-Employee Director Compensation

During the fiscal year ended December 31, 2017, we did not pay any fees to our non-employee directors for service on our Board. We have not adopted a non-employee director compensation policy; however, the Company’s management engages Sigma annually to determine the appropriate level of equity compensation for our non-employee directors, based on competitive market data for similarly sized medical device companies. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

The following table shows for the fiscal year ended December 31, 2017 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Savio Chiu (1)	--	--	--
Thomas E. Griffin (2)	116,803	--	116,803
Huaizheng Peng (3)	116,803	--	116,803
Mitchell E. Tyler (4)	99,283	16,450	115,733
Edward M. Straw (5)	116,803	--	116,803
Blane Walter (6)	116,803	--	116,803
Dane C. Andreeff(7)	139,805	--	139,805

(1)	Mr. Chiu resigned from the Board of Directors effective January 30, 2017.
(2)	Mr. Griffin held 40,000 shares of common stock underlying option grants at December 31, 2017.
(3)	Dr. Peng held 45,000 shares of common stock underlying option grants at December 31, 2017.
(4)	Mr. Tyler held 97,000 shares of common stock underlying option grants at December 31, 2017.
(5)	Vice Admiral (Retired) Straw held 60,000 shares of common stock underlying option grants at December 31, 2017.
(6)	Mr. Walter held 50,000 shares of common stock underlying option grants at December 31, 2017.
(7)	Mr. Andreeff held 20,000 shares of common stock underlying option grants at December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2018 by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock

Beneficial Ownership(1)
Beneficial Owner	Number of Shares of Common Stock	Percent of Total

Montel Williams Enterprises. Inc. 1395 Brickell Avenue, Suite 800 Miami, FL 33131 (2)	1,557,960	7.5%
A&B (HK) Company Limited Unit A, 11th Floor, Chung Pont Commercial Building, 300 Hennessy Road, Wanchai, Hong Kong, P.R.C. (3)	2,699,828	12.9%
Philippe Deschamps (4)	1,318,416	6.1%
Joyce LaViscount (5)	299,198	1.4%
Jonathan Sackier (6)	903,403	4.3%
Thomas E. Griffin (7)	15,000	*%
Huaizheng Peng (8)	25,000	*%
Edward M. Straw (9)	40,833	*%
Mitchell E. Tyler (10)	913,795	4.4%
Blane Walter (11)	189,393	*%
Dane C. Andreeff (12)	710,153	3.4%
All executive officers and directors as a group (9 persons)	4,415,191	19.8%

* Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal shareholders.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 20,797,309 shares outstanding on March 31, 2018, adjusted as required by rules promulgated by the SEC.

(2)

In a Schedule 13G filed February 13, 2018, Montel Williams Enterprises, Inc. (“MWE”) disclosed direct ownership of 1,557,960 shares. By virtue of his control of MWE as its sole stockholder and sole director, Montel Williams is deemed to beneficially own such 1,557,960 shares.

(3)

Dr. Lam Kong is the sole officer and director of each A&B (HK) Company Limited (“A&B”) and A&B Brother Limited (“A&B BVI”). The business address of A&B BVI is Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands. The business address of Dr. Lam Kong is 8/F Bldg. A, Tongfang Information Harbor, No. 11 Langshan Road, Shenzhen Hi-tech Industrial Park, Nanshan District, Shenzhen, P.R.C.

(4)

Includes 641,401 shares of commons stock received due to a distribution resulting from the dissolution of MPJ Healthcare, LLC, 610,000 shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options, 25,510 shares purchased in the December 2017 financing and 30,528 shares of common stock issuable upon the exercise of warrants.

(5)

Includes 15,816 shares of common stock purchased in the December 2017 financing, 252,500 shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options, and 20,838 shares of common stock issuable upon the exercise of warrants.

(6)

Comprised of 641,401 shares of common stock received due to a distribution resulting from the dissolution of MPJ Healthcare, LLC, 62,002 due to a distribution from Clinvue LLC and, 200,000 shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options.

(7)	Represents shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options.
(8)	Represents shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options.
(9)	Includes 38,333 shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options.
(10)

Comprised of 829,545 shares of common stock received as a result of a distribution by Advanced NeuroRehabilitation, LLC, and 84,250 shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options,

(11)

Includes 76,530 shares of common stock purchased in the December 2017 financing, 28,333 shares of common stock exercisable within 60 days of March 31, 2018 pursuant to outstanding stock options, and 76,530 shares of common stock issuable upon the exercise of warrants.

(12)

Includes 297,158 shares of common stock and 85,070 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Partners, L.P. (“MLP”), 65,066 shares of common stock and 19,317 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Partners I, L.P. (“MLP I”), 157,886 shares of common stock and 48,663 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Discovery I, L.P. (“MLD I”), 12,426 shares .of common stock and 4,567 shares of common stock issuable upon exercise of warrants held by Maple Leaf Offshore, Ltd. (“MLO”). Mr. Andreeff is the managing member of Maple Leaf Capital I, LLC, the general partner of MLP, MLP I and MLD I, and as such may be deemed to beneficially own the securities held by MLP, MLP I and MLD I. Mr. Andreeff is also the president of the managing member of Andreeff Equity Advisors, LLC, the investment manager of MLO and as such may be deemed to beneficially own the securities held by MLO.

Equity Compensation Plan Information

The following table contains certain information with respect to our equity compensation plan in effect as of December 31, 2017.

Number of shares of common
	Shares of common		stock remaining available for
	stock to be issued	Weighted-average	future issuance under equity
	upon exercise of	exercise price of	compensation plans (excluding
	outstanding	outstanding	securities reflected in
Plan category	Options and RSUs (#)	options and RSUs (CAD$)	column (a)) (#)
Equity compensation plans approved by stockholders	2,450,572	$7.35	2,733,614	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	2,450,572	$7.35	2,733,614

(1)Reflects shares of common stock available for future issuance under our 2014 Stock Incentive Plan and 2016 Omnibus Incentive Plan at December 31, 2017. As of April 20, 2018, 2,733,614 shares of common stock were available for issuance under both plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transactions Policy and Procedures

In January 2018, the Company adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000.  Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy.  A related person is any executive officer, director, nominee to become director, or more than 5% shareholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification.  The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available.  To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant shareholders.  In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.  In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.  The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its shareholders, as the Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

Consulting Agreement with Montel Media, Inc.

In April 2016, we entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of our clinical trials and ongoing media and marketing strategies.  Under the agreement, Montel Media receives $15,000 per month.  For the year ended December 31, 2017, we paid Montel Media $0.2 million pursuant to the consulting agreement. Montel Media is owned by Montel Williams, a beneficial holder of greater than 5% of our common stock.  This consulting agreement was terminated in February 2018.

Consulting Agreement with Clinvue LLC

Our Chief Medical Officer, Jonathan Sackier, is a founding member of Clinvue LLC, which provides regulatory advisory services for the Company. For the year ended December 31, 2017, we paid Clinvue LLC $0.1 million for consulting services.

December 2017 Private Placement

In December 2017, we issued 646,016 units in a multi-tranche private placement.  Certain of our executive officers and directors, as well as a beneficial holder of greater than 5% of our common stock subscribed in the private placement.  Each unit consisted of one share of our common stock and one share purchase warrant, with a purchase price of $9.80 per unit. Each warrant entitles the holder to acquire one additional share of common stock for a period of 36 months following the closing of the private placement at an exercise price of $12.25 per share. The following table sets forth the aggregate number of units subscribed for by our related parties:

	Units Purchased	Subscription Amount
A&B (HK) Company Ltd.	204,081	$2,000,000
Blane Walter	76,530	750,000
Dane C. Andreeff(1)	51,019	500,000
Philippe Deschamps	25,510	250,000
Joyce LaViscount	15,816	155,000

(1)	Comprised of 28,205 units held by Maple MLP, 6,185 units held by MLP I, and 16,629 units held by MLD I.

Indemnification

The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s Amended and Restated Bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Wyoming or other applicable law.  The Company has also entered into indemnity agreements with certain officers and directors.  These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Wyoming law and the Company’s Amended and Restated Bylaws.

Director Independence

The Board reviews its composition annually, including the determination of the independence of our directors.  Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Toronto Stock Exchange and Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq and Toronto Stock Exchange listing standards: Messrs. Griffin, Andreeff and Walter, Vice Admiral (Retired) Straw and Dr. Peng.  In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

In making those independence determinations, the Board took into account certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of its directors are or have been affiliated.  The Board considered all relationships and transactions that occurred during any 12-month period within the last three fiscal years and determined that they were not relationships that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors.

The Board considered that the aggregate dollar amount of the transactions during any 12-month period within the last three fiscal years did not exceed the greater of $1 million or 2% of the other company’s consolidated gross revenues and, therefore, was not regarded as compromising the director’s independence.  Based on this review, the Board affirmatively determined that all of the directors nominated for election at the Annual Meeting, other than Messrs. Deschamps and Tyler, are independent under the standards set forth in applicable Nasdaq and Toronto Stock Exchange rules.

Item 14.  Principal Accounting Fees and Services.

The following table represents the aggregate fees billed to the Company during the fiscal year ended December 31, 2017 and the nine months ended December 31, 2016 by BDO USA, LLP, the Company’s principal accountant (amounts in thousands).

	Fiscal Year Ended December 31, 2017	Nine Months Ended December 31, 2016
Audit Fees (1)	$ 197	$ 123
Tax Fees (specifically describe tax fees incurred) (2)	28	29
Total Fees	$ 225	$ 152

(1)

Audit fees included amounts billed for professional services rendered in connection with the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings and the review of registration statements.

(2)	Tax fees included amounts billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal, state and tax compliance.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit and tax services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.  Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.  The Audit Committee must pre-approve all services provided by the independent registered public accounting firm.

The Audit Committee has determined that the rendering of services other than audit services by BDO USA, LLP is compatible with maintaining the principal accountant’s independence.

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

Exhibit Number	Exhibit
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

10. 29*+	Commercial contract manufacturing agreement dated December 29, 2017 between NeuroHabilitation Corporation and Key Tronic Corporation

16.1	Letter from BDO Canada LLP, dated January 10, 2017 (incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the SEC on January 10, 2017)

21.1*	Subsidiaries of Helius Medical Technologies, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed on Form 10-K filed with the SEC on March 12, 2018.
**	Filed herewith
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.
+	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to this omitted information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: April 30, 2018	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and Director