Form 10-Q
period 2018-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2018-05-08
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File No. 001-38445

HELIUS MEDICAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Wyoming	36-4787690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

642 Newtown Yardley Road, Suite 100

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

Large accelerated filer	☐		Accelerated filer ☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Class A Common Stock	23,260,494

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for shares data, amounts in thousands and expressed in United States Dollars)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$4,395	$5,562
Receivables	697	704
Prepaid expenses	258	352
Other current assets	105	—
Total current assets	5,455	6,618
Property, plant and equipment, net	190	173
Other assets	18	18
TOTAL ASSETS	$5,663	$6,809
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,573	$3,479
Accrued liabilities	1,512	1,242
Derivative financial instruments	3,807	9,578
Total current liabilities	7,892	14,299
TOTAL LIABILITIES	7,892	14,299
Commitments and contingencies (Note 6)
STOCKHOLDERS’ DEFICIT
Common stock (Unlimited Class A common shares authorized); (20,797,309 shares issued and outstanding as of March 31, 2018 and 20,178,226 shares issued and outstanding as of December 31, 2017)	59,229	52,230
Additional paid-in capital	6,982	6,602
Accumulated other comprehensive income (loss)	(906)	47
Accumulated deficit	(67,534)	(66,369)
TOTAL STOCKHOLDERS’ DEFICIT	(2,229)	(7,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,663	$6,809

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data, and expressed in United States Dollars)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$2,552	$3,028
General and administrative	2,165	2,006
Total operating expenses	4,717	5,034
Operating loss	(4,717)	(5,034)
Other income (expense):
Other income	59	—
Change in fair value of derivative financial instruments	2,525	(516)
Foreign exchange gain (loss)	968	(128)
Total other income (expense)	3,552	(644)
Net loss	(1,165)	(5,678)
Other comprehensive loss
Foreign currency translation adjustments	(953)	(4)
Comprehensive loss	$(2,118)	$(5,682)
Net loss per share
Basic	$(0.06)	$(0.32)
Diluted	$(0.08)	$(0.32)
Weighted average shares outstanding
Basic	20,334,929	17,573,966
Diluted	20,460,656	17,573,966

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(Except shares data, amounts in thousands and expressed in United States Dollars)

				Accumulated
			Additional	Other
	Common Stock	Common Stock	Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit	Total
Balance as of December 31, 2017	20,178,226	$52,230	$6,602	$47	$(66,369)	$(7,490)
Stock-based compensation expense	—	—	380	—	—	380
Proceeds from the exercise of stock options and warrants	619,083	3,753	—	—	—	3,753
Reclassification of liability classified warrants upon exercise	—	3,246	—	—	—	3,246
Net loss	—	—	—	—	(1,165)	(1,165)
Foreign currency translation adjustments	—	—	—	(953)	—	(953)
Balance as of March 31, 2018	20,797,309	$59,229	$6,982	$(906)	$(67,534)	$(2,229)

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands and expressed in United States Dollars)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,165)	$(5,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	(2,525)	516
Stock-based compensation expense	387	242
Unrealized foreign exchange (gain) loss	(993)	110
Depreciation expense	10	—
Changes in operating assets and liabilities:
Receivables	7	(350)
Prepaid expenses	94	86
Other assets	(105)	(18)
Accounts payable	(886)	1,605
Accrued liabilities	316	623
Net cash used in operating activities	(4,860)	(2,864)
Cash flows from investing activities
Purchase of property, plant & equipment	(27)	—
Net cash used in investing activities	(27)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	9187
Share issuance costs	(73)	(1,239)
Proceeds from the exercise of stock options and warrants	3,753	28
Net cash provided by financing activities	3,680	7,976
Effect of foreign exchange rate changes on cash	40	(115)
Net (decrease) increase in cash	(1,167)	4,997
Cash at beginning of period	5,562	2,669
Cash at end of period	$4,395	$7,666

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

Many patients with brain injury or brain-related disease have disrupted neural networks that result in their brains being unable to correctly or efficiently carry neural impulses, which are responsible for directing bodily functions like movement control or sensory perception. Our first product in development, known as the portable neuromodulation stimulator or PoNS® device, is designed to enhance the brain’s ability to compensate for this damage. Our PoNS Treatment is the combination of our PoNS device and functional, targeted physical or cognitive therapy, and is currently being developed for the treatment of movement, gait and balance disorders in patients with traumatic brain injury, or TBI, and other chronic neurological diseases.

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

The Company has two wholly-owned subsidiaries, Neurohabilitation Corporation (“NHC”) and Helius Medical Technologies (Canada), Inc. (“Helius Canada”).

The Company’s Class A common stock (“common stock”) is listed on the Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (the “TSX”). The Company’s Class A common stock began trading on the Canadian Securities Exchange on June 23, 2014, under the ticker symbol “HSM”, and subsequently moved to the TSX on April 18, 2016. On April 11, 2018, the Company’s Class A common stock began trading on the Nasdaq under the ticker symbol “HSDT” after having been traded on the OTCQB under the ticker symbol “HSDT” since February 10, 2015. The Company’s financial information is presented in United States Dollars.

Reverse Stock Split

Effective after the close of business on January 22, 2018, the Company completed a 1-for-5 reverse stock split of its Class A Common Stock. All share and per share amounts in this Quarterly Report have been reflected on a post-split basis.

Liquidity and Financial Condition

The Company has not generated any product revenues and has not achieved profitable operations. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure.

As of March 31, 2018, the Company had cash of $4.4 million. In April 2018, the Company issued 2,463,185 shares of its common stock and warrants to purchase 2,463,185 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Net proceeds from the offering after deducting underwriting discounts and commissions was approximately $17.3 million. The Company estimates that offering expenses will be approximately $1.0 million (see Note 9). While the actual amount of cash that the Company will need to operate is subject to many factors, the Company believes that its current cash position along with the net proceeds received from the offering will be sufficient to fund its operations through the second quarter of 2019.

The Company intends to fund ongoing activities by utilizing its current cash and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

Significant estimates include the assumptions used in the fair value pricing model for stock-based compensation, derivative financial instruments and deferred income tax asset valuation allowance. Financial statements include estimates which, by their nature, are uncertain. Actual outcomes could differ from these estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period amounts.

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

Receivables

Receivables are stated at their net realizable value. As of March 31, 2018 and December 31, 2017, receivables consisted primarily of Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) refunds related to the Company’s expenditures.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful lives of the related asset or the term of the related lease. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The Company’s property, plant and equipment is comprised of leasehold improvements, software and hardware. The estimated useful life of its leasehold improvement is over the term of its lease of 5 years, while software and hardware has an estimated useful life of 3 to 5 years.

The following tables summarizes the Company property, plant and equipment as of March 31, 2018 and December 31, 2017 (amounts in thousands).

	As of March 31, 2018	As of December 31, 2017
Leasehold improvement	$173	$173
Software and hardware	44	17
	217	190
Less accumulated depreciation	(27)	(17)
Total	$190	$173

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

Foreign Currency

The functional currency of the Company and Helius Canada is the Canadian dollar (“CAD”) and the functional currency of NHC is the U.S. dollar (“USD”). The Company’s reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Revenues, expenses and cash flows are translated at the weighted-average rates of exchanges for the reporting period. The resulting currency translation adjustments are not included in the Company’s condensed consolidated statements of operations for the reporting period, but rather are accumulated and gains and losses are recorded in foreign exchange gain (loss) within the condensed consolidated statements of operations and comprehensive loss. The foreign exchange adjustment in the books of NHC relating to intercompany advances from Helius that are denominated in Canadian dollars is recorded in the condensed consolidated statements of operations.

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

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy and required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option-pricing model as of March 31, 2018 and 2017 and the roll forward of the derivative financial instruments related to the warrants. See Note 4 for the inputs used in the Black-Scholes option-pricing model as of March 31, 2018 for the roll forward of the derivative financial instruments related to the non-employee stock options.

The following table summarizes the Company’s derivative financial instruments within the fair value hierarchy as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Liabilities:
Non-employee options	$1,329	—	—	$1,329
Warrants	2,478	—	—	2,478
December 31, 2017
Liabilities:
Non-employee options	$2,637	—	—	$2,637
Warrants	6,941	—	—	6,941

There were no transfers between any levels for any of the periods presented.

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended
	March 31,
	2018	2017
Basic
Numerator:
Net loss	$(1,165)	$(5,678)
Denominator:
Weighted average common shares outstanding - basic	20,334,929	17,573,966
Basic net loss per share	$(0.06)	$(0.32)

Diluted
Numerator:
Net loss, basic	$(1,165)	$(5,678)
Effect of dilutive securities: Change in fair value of derivative financial instruments	(434)	—
Net loss, diluted	$(1,599)	$(5,678)
Denominator:
Weighted average common shares outstanding - basic	20,334,929	17,573,966
Potential common share issuances:
Incremental dilutive shares from stock options and warrants (treasury stock method)	125,727	—
Weighted average common shares outstanding - diluted	20,460,656	17,573,966
Diluted net loss per share	$(0.08)	$(0.32)

During the three months ended March 31, 2018, a total of 2,208,646 options and 1,818,439 warrants were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. During the three months ended March 31, 2017, a total of 1,957,000 options and 2,017,152 warrants were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five-step model to be applied by an entity in evaluating its contracts with customers. The Company does not have any revenues or contracts with customers and will need to evaluate the impact of Topic 606 on its results of operations, cash flows and financial position should a revenue generating transaction arise in the future. The Company adopted Topic 606 on January 1, 2018 on a modified retrospective basis, and the adoption had no impact on the Company’s condensed consolidated financial statements.

3.    COMMON STOCK AND WARRANTS

As of March 31, 2018, the Company’s certificate of incorporation authorized the Company to issue unlimited Class A common shares without par value. Each Class A common share is entitled to have the right to vote at any shareholder meeting on the basis of one vote per share. Each Class A share held entitles the holder to receive dividends as declared by the directors. No dividends have been declared through March 31, 2018. In the event of a liquidation, dissolution or winding-up of the Company other distribution of assets of the Company among its shareholders for the purposes of winding-up its affairs or upon a reduction of capital the holders of the Class A common shares shall, share equally, share for share, in the remaining assets and property of the Company.

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

On October 9, 2015, the Company entered into a $7.0 million funding commitment with A&B (HK) Company Limited (“A&B”), in the form of a convertible promissory note consisting of an initial $2.0 million note and a $5.0 million funding commitment. On October 9, 2015, the Company received the conversion notice on the promissory note and in November 2015, the Company issued 416,666 shares of common stock at a price of $4.80 per share and 208,333 warrants exercisable at $7.20 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on November 10, 2015. On December 29, 2015, the Company drew down the $5.0 million funding commitment through the issuance of 1,111,111 shares of common stock at a price of $4.50 per share and 555,556 warrants exercisable at $6.75 for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on January 7, 2016. In November 2017, A&B exercised 208,333 warrants at a price of $7.20 and the Company received gross cash proceeds of $1.5 million upon the exercise. During the first quarter of 2018, A&B exercised its remaining 555,556 warrants at a price of $6.75 and the Company received gross cash proceeds of $3.8 million.

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

The warrants issued in each of the April 18, 2016 and May 2, 2016 closings are classified within equity. The proceeds from the Offering were allocated on a relative fair value basis between the Class A common shares and the warrants issued. The compensation options are accounted for as warrants. These warrants represent additional share issuance costs and are recorded within shareholders’ deficit in the Company’s condensed consolidated balance sheets at their fair value.

The fair value of the warrants granted in such offering was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock price	CAD $5.45
Exercise price	CAD $7.50
Warrant term	3.0 years
Expected volatility	83.83%
Risk-free interest rate	0.60%
Dividend rate	0.00%

The fair value of the compensation options granted during such offering was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Stock price	CAD $6.80
Exercise price	CAD $5.00
Option term	2.0 years
Expected volatility	126.76%
Risk-free interest rate	0.61%
Dividend rate	0.00%

On February 16, 2017, the Company completed an underwritten registered public offering and issued an aggregate of 1,311,000 shares of common stock for gross proceeds of $9.2 million. The Company incurred share issuance costs of $1.2 million in connection with this offering.

On June 28, 2017, the Company completed a non-brokered private placement of 800,000 shares of common stock for gross proceeds of $5.4 million. The Company incurred approximately $9 thousand in share issuance cost related to the private placement.

In December 2017, the Company completed a three-tranche non-brokered private placement (the “December 2017 financing”) of 646,016 units for gross proceeds of approximately $6.3 million. Each unit consisted of one share of Class A common stock of the Company at a price of $9.80 per share, and one share purchase warrant. Each warrant entitles the holder to acquire one additional share of Class A common stock of the Company, exercisable for a period of 36 months following the closing of the private placement at an exercise price of USD$12.25 per warrant share. The first tranche, which closed on December 22, 2017, was for 270,915 units for which the Company received gross proceeds of approximately $2.6 million. The second tranche which closed on December 28, 2017, was for 171,020 units for which the Company received approximately $1.7 million, while the third tranche which closed on December 29, 2017, was for 204,081 units for which the Company received $2.0 million. The Company paid $0.1 million in share issuance costs related to the December 2017 financing.

The fair value of the warrants granted in the December 2017 financing were estimated using the Black-Scholes option pricing model with the following weighted average assumptions

	December 22, 2017	December 28, 2017	December 29, 2017
Stock price	$10.60	$12.45	$12.32
Exercise price	$12.25	$12.25	$12.25
Warrant term	3.0 years	3.0 years	3.0 years
Expected volatility	60.24%	60.24%	60.24%
Risk-free interest rate	2.01%	2.00%	1.98%
Dividend rate	0.00%	0.00%	0.00%

Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company determined that certain of its warrants issued and outstanding should be accounted for as liabilities because they are not considered to be indexed to the Company’s stock due to the exercise price being denominated in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares.

The following table summarizes warrants that the Company accounts for as liabilities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$6,941	$2,857
Exercise of warrants	(2,509)	—
Change in fair value of warrants during the period	(1,954)	354
Fair value of warrants at end of period	$2,478	$3,211

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

The fair value of warrants outstanding as of March 31, 2018 and 2017 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2018	March 31, 2017
Stock price	$10.11	$7.80
Exercise price	$12.72	$8.10
Warrant term	2.29 years	1.65 years
Expected volatility	63.77%	94.21%
Risk-free interest rate	2.26%	0.75%
Dividend rate	0.00%	0.00%

The following is a summary of warrant activity during the three months ended March 31, 2018:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	US$
Outstanding as of December 31, 2017	1,011,505	1,343,404	$7.38	$10.25
Granted	206	—	7.50	—
Exercised	(618)	(555,556)	5.83	6.75
Outstanding as of March 31, 2018	1,011,093	787,848	$7.38	$12.72

The warrants outstanding and exercisable as of March 31, 2018 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
90,406	US$15.00	April 30, 2018
33,546	US$15.00	June 26, 2018
3,795	US$10.75	June 26, 2020
12,576	US$15.00	July 17, 2018
1,509	US$10.75	July 17, 2020
961,489	CAD$7.50	April 18, 2019
49,604	CAD$5.00	April 18, 2018
270,915	US$12.25	December 22, 2020
171,020	US$12.25	December 28, 2020
204,081	US$12.25	December 29, 2020
1,798,941

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

On August 8, 2016, the Company’s Board of Directors authorized and approved the adoption of the 2016 Omnibus Incentive Plan (“2016 Plan” and, together with the 2014 Plan, the “Plans”), under which an aggregate of 3,000,000 shares of common stock may be issued.  Pursuant to the terms of the 2016 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units, stock equivalent units and performance-based cash awards.  These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors.

As of March 31, 2018, there were an aggregate of 2,733,614 shares of common stock remaining available for grant under its Plans.

For the three months ended March 31, 2018 and 2017, the Company did not issue any stock options t employees, directors or non-employees.

The following is a summary of stock option activity during the three months ended March 31, 2018:

		Weighted
		Average	Aggregate
	Number	Exercise Price	Intrinsic Value
	of Options	(CAD$)	(CAD$ in '000s)
Outstanding as of December 31, 2017	2,448,646	$7.35	$21,089
Exercised (1)	(80,000)	3.00	560
Outstanding as of March 31, 2018	2,368,646	$7.50	$13,119
Exercisable as of March 31, 2018	1,371,739	$5.85	$9,934

(1) For the three months ended March 31, 2018, 80,000 stock options were exercised on a cashless basis resulting in 17,091 common shares being withheld.

The Company has adopted the simplified method prescribed by the SEC in SAB Topic 14 with respect to estimating the expected term of a stock option as its limited share purchase option history does not provide a reasonable basis to estimate the expected term. Expected volatility is determined by reference to the average volatility rates of other companies in the same industry due to the Company’s limited trading history.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017, was $0.6 million and $0.1 million, respectively.

The following table summarizes stock options outstanding and exercisable by employees and directors as of March 31, 2018:

		Options
		Outstanding
Number of		Remaining			Number of
Options		Contractual Life	Exercise	Grant Date Fair	Options
Outstanding	Expiration Date	(In Years)	Price (CAD)	Value (CAD)	Exercisable
360,000	June 18, 2019	1.22	$3.00	$1.00	360,000
80,000	June 18, 2019	1.22	$3.00	$1.32	80,000
20,000	December 8, 2019	1.69	$14.60	$6.55	20,000
80,000	December 8, 2019	1.69	$14.80	$6.46	80,000
20,000	March 16, 2020	1.96	$16.00	$7.09	20,000
8,500	August 14, 2020	2.38	$4.90	$1.94	8,500
150,000	October 21, 2020	2.56	$4.20	$1.80	112,500
20,000	December 31, 2020	2.76	$6.20	$2.49	20,000
595,000	July 13, 2020	2.29	$6.95	$3.23	396,666
20,000	August 8, 2020	2.36	$6.55	$3.23	10,000
617,000	April 17, 2027	9.05	$10.80	$7.76	-
6,146	May 18, 2027	9.14	$10.00	$5.23	3,073
10,000	May 18, 2027	9.14	$10.00	$7.63	-
30,000	August 8, 2027	9.36	$13.15	$8.86	-
2,016,646					1,110,739

As of March 31, 2018 and 2017, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $3.3 million and $1.0 million, respectively, to be recognized over a weighted-average remaining vesting period of approximately 2.3 years and 1.2 years, respectively.  The Company recognizes compensation expense for only the portion of awards that are expected to vest.

During the fourth quarter of 2017, upon a review of the Company’s equity compensation awards granted under the 2016 Plan it determined that it had inadvertently exceeded the annual per-person sub-limits involving certain awards previously made to a current executive officer. The aggregate amount of common stock represented by this excess award, which consisted of stock options, was 60,000 shares. This excess award was deemed to have been granted outside of the 2016 Plan and as such the Company applied liability accounting to the awards. As a result, this excess award is being remeasured at each reporting period until such time that the Company’s shareholders approve the excess award at which time the liability will be reclassified to additional paid-in capital. The unrecognized fair value calculated for the excess award as of the date of shareholders’ approval will be recognized as compensation expense ratably over the remaining requisite service period for the excess award.

Non-Employee Stock Options

The following table summarizes stock options outstanding and exercisable by non-employees as of March 31, 2018:

		Options
		Outstanding
Number of		Remaining			Number of
Options		Contractual Life	Exercise	Grant Date Fair	Options
Outstanding	Expiration Date	(In Years)	Price (CAD)	Value (CAD)	Exercisable
80,000	June 18, 2019	1.22	$3.00	$1.32	80,000
30,000	December 8, 2019	1.69	$14.60	$8.25	30,000
82,000	October 3, 2020	2.76	$6.75	$4.00	41,000
110,000	October 28, 2020	2.51	$4.20	$2.20	110,000
20,000	May 18, 2027	9.14	$10.00	$8.69	-
15,000	August 8, 2027	9.36	$13.15	$11.70	-
15,000	November 6, 2027	9.61	$20.65	$19.93	-
352,000					261,000

As of March 31, 2018, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees, was $0.2 million to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.  The Company had no unrecognized compensation cost related to non-vested stock options for non-employees as of March 31, 2017. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

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

The non-employee stock options that are required to be accounted for as liabilities are summarized as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of non-employee options at beginning of period	$2,637	$1,617
Exercise of non-employee options	(737)	—
Change in fair value of non-employee stock options during the period	(571)	162
Fair value of non-employee options at end of period	$1,329	$1,779

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

The fair value of non-employee liability classified awards as of March 31, 2018 and 2017 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2018	March 31, 2017
Stock price	CAD $12.87	CAD $10.50
Exercise price	CAD $4.83	CAD $6.15
Expected term	1.29 years	2.35 years
Expected volatility	67.92%	85.39%
Risk-free interest rate	1.60%	0.81%
Dividend rate	0.00%	0.00%

Restricted Stock Units

During the second quarter of 2017, the Company granted restricted stock units (“RSUs”) to certain employees under the 2016 Plan that vest over a three-year period, with 25% vesting immediately. The fair value of the restricted stock units was based on the closing price of the Company’s common stock on the date of grant. For the three months ended March 31, 2018, the Company had 4,915 RSUs outstanding with a weighted average grant date fair value of CAD$10.00 and 2,987 RSUs that had vested. The Company did not issue, and there were no exercises or forfeitures of RSUs for the three months ended March 31, 2018.

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$99	$25
General and administrative	288	217
Total	$387	$242

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	March 31, 2018	December 31, 2017
Employee benefits	$530	$442
Legal expense	388	343
Professional services	256	88
Advance from U.S Army	233	233
Deferred rent	104	97
Severance	-	38
Other	1	1
	$1,512	$1,242

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

The future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows (amounts in thousands):

For the Year Ending December 31,
2018 (remaining 9 months)	$174
2019	246
2020	253
2021	260
2022	267
Thereafter	12
$1,212

(e)

On December 29, 2017, NHC, a wholly owned subsidiary of the Company entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement will be for three-years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. As of March 31, 2018, no initial forecast had been provided to Key Tronic by the Company.

7.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, the Company paid $3 thousand and $18 thousand in consulting fees to certain directors of the Company, respectively.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media received $15,000 per month. The Company paid Montel Media $45 thousand each during the three months ended March 31, 2018 and 2017 towards the consulting agreement. During the first quarter of 2018, the Company terminated its agreement with Montel Media. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock.

For the three months ended March 31, 2018 and 2017, a benefit of $0.2 million and an expense of $48 thousand was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device.

The Company’s Chief Medical Officer is a founding member of Clinvue LLC, (“Clinvue”), a company that provides regulatory advisory services for the Company. For the three months ended March 31, 2018, the Company paid Clinvue approximately $0.1 million for consulting services. The Company made no payment to Clinvue for the three months ended March 31, 2017.

In connection with the December 2017 private placement, the Company’s Chief Executive Officer, its Chief Financial Officer/Chief Operating Officer, two directors and A&B, a greater than 5% owner of the Company’s shares outstanding subscribed in the private placement.

The following table summarizes their participation (subscription amounts in thousands):

	Units Purchased	Subscription Amount
A&B (HK) Company Ltd.	204,081	$2,000
Director 1	76,530	750
Director 2	51,019	500
CEO	25,510	250
CFO/COO	15,816	155
	372,956	$3,655

8.    SOLE-SOURCE COST-SHARING AGREEMENT

In July 2015, the Company entered into a sole source cost sharing agreement with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $3.0 million to conduct a registrational trial investigating the safety and effectiveness of the PoNS device for the treatment of chronic balance deficits due to mild to moderate traumatic brain injury. Reimbursement of expenses under the agreement is based on a schedule of milestones related to the completion of subjects in the trial. The original contract expired on December 31, 2016; however, the Company extended the contract agreement through December 31, 2017. On November 7, 2017, the Company received another extension of the contract agreement to December 31, 2018. As of March 31, 2018, the Company has received a total of $3.0 million with respect to expenses reimbursed for amounts owed to the Company for completion of development milestones, of which $0.2 million of the total received has been recorded as an advance against the fifth and final milestone. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses. In addition, during the third quarter of 2017, the Company announced the execution of an extension to its Cooperative Research and Development Agreement (“CRADA”) with the USAMRMC through 2018 and extended the deadline for commercialization of the PoNS device to December 31, 2021.

9.    SUBSEQUENT EVENTS

In April 2018, the Company issued 2,463,185 shares of its common stock and warrants to purchase 2,463,185 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Net proceeds from the offering after deducting underwriting discounts and commissions was approximately $17.3 million. The Company estimates that offering expenses will be approximately $1.0 million. The Company intends to use the net proceeds from this offering primarily to fund its manufacturing activities for the PoNS device, activities related to its submissions for marketing authorization of the PoNS device to the FDA and other regulatory authorities, commercial launch preparations, and for working capital and general corporate purposes.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, NeuroHabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC, on March 12, 2018, or the Annual Report. All financial information is stated in U.S. dollars unless otherwise specified. The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, its ability to maintain and enforce its intellectual property rights, government regulations, operating costs, and its ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the “Risk Factors” sections of our Annual Report and this report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Many patients with brain injury or brain-related disease have disrupted neural networks that result in their brains being unable to correctly or efficiently carry neural impulses, which are responsible for directing bodily functions like movement control or sensory perception. Our first product in development, known as the portable neuromodulation stimulator or PoNS®, device, is designed to enhance the brain’s ability to compensate for this damage. Our PoNS Treatment is the combination of our PoNS device and functional, targeted physical or cognitive therapy, and is currently being developed for the treatment of movement, gait and balance disorders in patients with traumatic brain injury, or TBI, and other chronic neurological diseases.

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

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,552	3,028	(476)
General and administrative	2,165	2,006	159
Total operating expenses	4,717	5,034	(317)
Operating loss	(4,717)	(5,034)	317
Other income (expense):
Other Income	59	—	59
Change in fair value of derivative financial instruments	2,525	(516)	3,041
Foreign exchange loss	968	(128)	1,096
Total other income (expense)	3,552	(644)	4,196
Net loss	$(1,165)	$(5,678)	4,513

Revenue

During the three months ended March 31, 2018 and 2017, we did not generate any revenue.

Research and Development Expense

Research and development expenses were $2.6 million during the three months ended March 31, 2018, compared to $3.0 million during the three months ended March 31, 2017. The decrease was primarily attributable to a $1.2 million reduction in clinical trial expenses as we completed our registrational clinical trial during the third quarter of 2017, partially offset by increases of $0.5 million and $0.2 million in product development and regulatory expenses, respectively, related to preparation for our FDA submission.

General and Administrative Expense

General and administrative expenses were $2.2 million during the three months ended March 31, 2018 compared to $2.0 million during the three months ended March 31, 2017. The increase of $0.2 million was primarily attributable to higher legal expenses as a result of certain corporate initiatives with respect to raising capital.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $2.5 million during the three months ended March 31, 2018 compared to a loss of $0.5 million during the three months ended March 31, 2017. The change in fair value of derivative financial instruments is primarily attributable to the change in our stock price and volatility. In addition, during the three months ended March 31, 2018, our derivative financial instruments were reduced as a result of the exercise of 555,556 warrants and 80,000 options. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain (Loss)

Foreign exchange gain was $1.0 million during the three months ended March 31, 2018 compared to a loss of $0.1 million during the three months ended March 31, 2018. This was primarily due to fluctuations in the foreign exchange rate as relates to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(4,860)	$(2,864)
Net cash used in investing activities	(27)	—
Net cash provided by financing activities	3,680	7,976
Effect of foreign exchange rate changes on cash	40	(115)
Net (decrease) increase in cash	$(1,167)	$4,997

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was $4.9 million. This was comprised of a net loss of $1.2 million, adjusted for non-cash items including the change in fair value of derivative liability of $2.5 million, stock-based compensation expense of $0.4 million, unrealized foreign exchange gains of $1.0 million and changes in operating assets and liabilities, resulting in net cash used of $0.6 million.

Net cash used in operating activities during the three months ended March 31, 2017 was $2.9 million. This was comprised of a net loss of $5.7 million, adjusted for non-cash items such as change in fair value of derivative liability of $0.5 million, stock-based compensation expense of $0.2 million, unrealized foreign exchange losses of $0.1 million and changes in operating assets and liabilities, resulting in net cash provided of $1.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was $3.7 million. This was primarily comprised of proceeds of $3.8 million from the exercise of warrants which was partially offset by the payment of $0.1 million in share issuance costs.

Net cash provided by financing activities during the three months ended March 31, 2017 was $8.0 million, which was comprised of $9.2 million received from the sale of 6,555,000 shares of our common stock during our February 2017 offering, as well as $28 thousand received from the exercise of stock options and warrants. These amounts were partially offset by $1.2 million in share issuance costs incurred in connection with our February 2017 offering.

Liquidity and Capital Resources

Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of options and warrant. From June 2014 through April 2018, we raised approximately $73.0 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of options and warrants, including $18.4 million in gross proceeds from our April 2018 public offering.

In April 2018, the Company issued 2,463,185 shares of its common stock and warrants to purchase 2,463,185 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Net proceeds from the offering after deducting underwriting discounts and commissions was approximately $17.3 million. We estimate that offering expenses are approximately $1.0 million. We intend to use the net proceeds from this offering primarily to fund its manufacturing activities for the PoNS device, activities related to its submissions for marketing authorization of the PoNS device to the FDA and other regulatory authorities, commercial launch preparations, and for working capital and general corporate purposes.

The following table summarizes our cash and cash equivalents and our working capital, which excludes non-cash items (derivative financial instruments) as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash	$4,395	$5,562
Working capital	$1,370	$1,897

Our cash as of March 31, 2018 was $4.4 million. To date, we have not generated any revenue from the commercial sale of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to FDA marketing authorization of the PoNS device for treating balance disorder associated with mild- to moderate-TBI, manufacturing of a commercially-viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.

We believe that our current cash position along with the net proceeds received from this offering will be sufficient to fund our operations through the second quarter of 2019.

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 12, 2018. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K, other than the changes described in Note 6, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K. There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further amended through various updates issued by the FASB thereafter. The amendments of Topic 606 completed the joint effort between the FASB and the IASB, to develop a common revenue standard for GAAP and IFRS, and to improve financial reporting. The guidance under Topic 606 provides that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services provided and establishes a five-step model to be applied by an entity in evaluating its contracts with customers. We do not have any revenues or contracts with customers and will need to evaluate the impact of Topic 606 on our results of operations, cash flows and financial position should a revenue generating transaction arise in the future. We adopted Topic 606 on January 1, 2018 on a modified retrospective basis, and the adoption had no impact on our condensed consolidated financial statements.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report, except as noted below. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

An active trading market for our common stock on Nasdaq may not continue to develop or be sustained.

Although our common stock is listed on The Nasdaq Capital Market as of April 2018, we cannot assure you that an active trading market for our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell their shares of our common stock without depressing the market price for the shares or to sell the shares at all.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, we issued 555,556 shares of common stock upon the exercise of warrants at an exercise price of $6.75 per share. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as an offering not involving a public offering to a limited number of accredited investors.

In November 2017, we issued 208,333 shares of common stock upon the exercise of warrants at an exercise price of $7.20 per share. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as an offering not involving a public offering to a limited number of accredited investors.

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
4.1

Warrant Indenture dated April 11, 2018 by and between Helius Medical Technologies, Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 12, 2018)

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: May 8, 2018	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: May 8, 2018	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary