Form 10-Q
period 2018-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2018-08-09
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File No. 001-38445

HELIUS MEDICAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-4787690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2018
Class A Common Stock	23,377,541

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands and expressed in United States Dollars)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$15,987	$5,562
Receivables	530	704
Prepaid expenses	200	352
Total current assets	16,717	6,618
Property and equipment, net	350	173
Other assets	18	18
TOTAL ASSETS	$17,085	$6,809
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,521	$3,479
Accrued liabilities	1,408	1,242
Derivative financial instruments	15,615	9,578
Stock-based compensation liability	10,594	—
Total current liabilities	29,138	14,299
TOTAL LIABILITIES	29,138	14,299
Commitments and contingencies (Note 6)
STOCKHOLDERS’ DEFICIT
Common stock (Unlimited Class A common shares authorized); (23,377,491 shares issued and outstanding as of June 30, 2018 and 20,178,226 shares issued and outstanding as of December 31, 2017)	70,512	52,230
Additional paid-in capital	3,582	6,602
Accumulated other comprehensive income (loss)	(787)	47
Accumulated deficit	(85,360)	(66,369)
TOTAL STOCKHOLDERS’ DEFICIT	(12,053)	(7,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,085	$6,809

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data, and expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,921	$4,295	$5,472	$7,322
General and administrative	8,886	1,685	11,051	3,692
Total operating expenses	11,807	5,980	16,523	11,014
Operating loss	(11,807)	(5,980)	(16,523)	(11,014)
Other income (expense):
Other income	1	—	59	—
Change in fair value of derivative financial instruments	(6,249)	1,024	(3,724)	508
Foreign exchange gain (loss)	229	(723)	1,197	(851)
Total other income (expense)	(6,019)	301	(2,468)	(343)
Net loss	(17,826)	(5,679)	(18,991)	(11,357)
Other comprehensive loss:
Foreign currency translation adjustments	119	654	(834)	650
Comprehensive loss	$(17,707)	$(5,025)	$(19,825)	$(10,707)
Net loss per share
Basic	$(0.78)	$(0.31)	$(0.88)	$(0.63)
Diluted	$(0.78)	$(0.31)	$(0.90)	$(0.63)
Weighted average shares outstanding
Basic	22,918,692	18,304,636	21,633,948	17,934,009
Diluted	23,045,565	18,304,636	21,763,083	17,934,009

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(Except shares data, amounts in thousands and expressed in United States Dollars)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2017	20,178,226	$52,230	$6,602	$47	$(66,369)	$(7,490)
Proceeds from the issuance of common stock and accompanying warrants from April 2018 public offering	2,463,185	18,400	—	—	—	18,400
Fair value of liability-classified warrants issued in connection with April 2018 Offering	—	(7,372)	—	—	—	(7,372)
Share issuance costs	—	(1,272)	—	—	—	(1,272)
Proceeds from the exercise of stock options and warrants	736,080	4,636	—	—	—	4,636
Stock-based compensation expense	—	—	380	—	—	380
Reclassification of liability-classified warrants upon exercise	—	3,748	—	—	—	3,748
Reclassification of exercised compensation options and warrants from additional paid-in capital	—	110	(110)	—	—	—
Reclassification of April 2016 compensation options and warrants from additional paid-in capital to derivative financial instruments due to change in functional currency	—	—	(1,586)	—	—	(1,586)
Reclassification of USD denominated warrants from derivative financial instruments to additional paid-in capital due to change in functional currency	—	—	2,478	—	—	2,478
Reclassification of equity-classified stock options to stock-based compensation liability due to change in functional currency	—	—	(4,182)	—	—	(4,182)
Reclassification from stock-based compensation liability to common stock as a result of exercise of stock options	—	32	—	—	—	32
Net loss	—	—	—	—	(18,991)	(18,991)
Foreign currency translation adjustments	—	—	—	(834)	—	(834)
Balance as of June 30, 2018	23,377,491	$70,512	$3,582	$(787)	$(85,360)	$(12,053)

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands and expressed in United States Dollars)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,991)	$(11,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	3,724	(508)
Stock-based compensation expense	6,720	790
Unrealized foreign exchange loss (gain)	(1,285)	807
Depreciation expense	22	—
Changes in operating assets and liabilities:
Receivables	174	(1,019)
Prepaid expenses	152	195
Other assets	—	(18)
Accounts payable	(1,938)	1,678
Accrued liabilities	294	136
Net cash used in operating activities	(11,128)	(9,296)
Cash flows from investing activities:
Purchase of property and equipment	(199)	(115)
Net cash used in investing activities	(199)	(115)
Cash flows from financing activities:
Proceeds from the issuance of common stock and accompanying warrants	18,400	14,547
Share issuance costs	(1,324)	(1,248)
Proceeds from the exercise of stock options and warrants	4,636	460
Net cash provided by financing activities	21,712	13,759
Effect of foreign exchange rate changes on cash	40	(158)
Net increase in cash	10,425	4,190
Cash at beginning of period	5,562	2,669
Cash at end of period	$15,987	$6,859

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”) is a neurotech company engaged primarily in the medical device industry focused on neurological wellness. The Company’s mission is to develop, license and acquire unique and non-invasive platform technologies that amplify the brain’s ability to heal itself.

Many patients with brain injury or chronic neurological diseases suffer from movement, gait and balance disorders. Our first product in development, known as the portable neuromodulation stimulator or PoNS®, is an investigational, non-invasive, medical device designed to enhance the brain’s ability to compensate for this damage. Our PoNS Treatment is the first and only tongue-delivered neuromodulation that combines stimulation of cranial nerves with physical and cognitive therapy to restore lost neurological function.

During the third quarter of 2017, the Company completed its registrational clinical trial of the PoNS device for the treatment of mild- to moderate traumatic brain injury (“TBI”), in which the Company observed statistically and clinically significant increases in composite sensory observation test scores for patients who received the PoNS Treatment. Based on the safety and efficacy results from this clinical trial, the Company intends to submit a request for FDA marketing authorization for the treatment of chronic balance deficit due to mild- to moderate-TBI via the FDA’s de novo classification process in the third quarter of 2018. In addition, the Company intends to submit applications for marketing authorizations in Canada, the European Union and Australia during the second half of 2018.

The Company was incorporated in British Columbia, Canada, on March 13, 2014. On May 28, 2014, the Company completed a continuation via a plan of arrangement whereby the Company moved from being a corporation governed by the British Columbia Corporations Act to a corporation governed by the Wyoming Business Corporations Act. On July 20, 2018, the Company completed its reincorporation from Wyoming to the state of Delaware. The Company is based in Newtown, Pennsylvania.

The Company has two wholly-owned subsidiaries, Neurohabilitation Corporation (“NHC”) and Helius Medical Technologies (Canada), Inc. (“Helius Canada”).

The Company’s Class A common stock (“common stock”) is listed on the Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (the “TSX”). The common stock began trading on the Canadian Securities Exchange on June 23, 2014, under the ticker symbol “HSM” and the trading was subsequently transferred to the TSX on April 18, 2016. On April 11, 2018, the common stock began trading on Nasdaq under the ticker symbol “HSDT” after having been traded on the OTCQB in the United States (“U.S.”) under the ticker symbol “HSDT” since February 10, 2015. The Company’s financial information is presented in United States Dollars (“USD$”).

Reverse Stock Split

Effective after the close of business on January 22, 2018, the Company completed a 1-for-5 reverse stock split of its Class A Common Stock. All share and per share amounts in this Quarterly Report have been reflected on a post-split basis.

Going Concern

The Company has never generated any product revenues or achieved profitable operations. As of June 30, 2018, the Company’s cash was approximately $16.0 million. In April 2018, the Company issued 2,463,185 shares of its common stock and warrants to purchase 2,463,185 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses incurred by the Company were $16.3 million (see Note 3). The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Receivables

Receivables are stated at their net realizable value. As of June 30, 2018 and December 31, 2017, receivables consisted primarily of Goods and Services Tax (“GST”) and Quebec Sales Tax (‘QST”) refunds related to the Company’s expenditures.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful lives of the related asset or the term of the related lease. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The Company’s property and equipment is comprised of leasehold improvements, furniture and fixtures, and software. The estimated useful life of its leasehold improvement is over the term of its lease of 5 years, the estimated useful life for the Company’s furniture and fixtures is 7 years, while software and hardware has an estimated useful life of 3 to 5 years.

The following tables summarizes the Company’s property and equipment as of June 30, 2018 and December 31, 2017 (amounts in thousands).

	As of	As of
	June 30, 2018	December 31, 2017
Leasehold improvement	$175	$173
Furniture and fixtures	170	—
Software	44	17
Property and equipment	389	190
Less accumulated depreciation	(39)	(17)
Property and equipment, net	$350	$173

Foreign Currency

Prior to April 1, 2018, the Company's functional currency was the Canadian dollar (“CAD$”). Translation gains and losses from the application of the USD$ as the reporting currency during the period that the Canadian dollar was the functional currency were included as part of cumulative currency translation adjustment, which is reported as a component of stockholders' deficit as accumulated other comprehensive income (loss).

The Company re-assessed its functional currency and determined that as of April 1, 2018, its functional currency had changed from the CAD$ to the USD$ based on management's analysis of changes in the primary economic environment in which the Company operates. The change in functional currency was accounted for prospectively from April 1, 2018 and financial statements prior to and including the period ended March 31, 2018 have not been restated for the change in functional currency.

For periods commencing April 1, 2018, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after April 1, 2018 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the condensed consolidated statement of operations and comprehensive loss as foreign exchange gain (loss).

The functional currency of Helius Canada, the Company’s Canadian subsidiary is the CAD$ and the functional currency of NHC is the U.S. dollar USD$. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Revenues, expenses and cash flows are translated at the weighted-average rates of exchanges for the reporting period. The resulting currency translation adjustments are not included in the Company’s condensed consolidated statements of operations for the reporting period, but rather are accumulated and gains and losses are recorded in foreign exchange gain (loss) within the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value-based method. The Company recognizes its stock-based compensation expense using the straight-line method.

The Company accounts for the granting of stock options to employees and non-employees using the fair value method whereby all awards to are measured at fair value on the date of the grant. The fair value of all employee-related stock options is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to common stock. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service conditions.

Stock-based payment to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees are re-measured at the end of each reporting period until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity-based instruments. The fair value of the stock-based payments to non-employees that are fully vested and non-forfeitable as of the grant date are measured and recognized at that date.

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

As a result of the change in the Company’s functional currency effective April 1, 2018, awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities.  The change in the Company’s functional currency resulted in the reclassification of these awards from equity to liability-classified options. Liability classified options are re-measured to their fair values at the end of each reporting date with changes in the fair value recognized in stock-based compensation expense or additional paid-in capital until settlement or cancellation. Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. In June 2018, the Company’s Board of Directors approved subject to the consent of option holders the modification of outstanding stock options with exercise prices denominated in CAD$ to convert the exercise prices of such options to USD$ based on the prevailing USD$/CAD$ exchange rates on the dates of the grants for such modified stock options. On August 8, 2018, option holders owning stock options representing an aggregate of 2,631,146 shares of common stock consented to the modification. The fair value of the modified stock options outstanding, as re-measured on August 8, 2018, will be reclassified from liabilities to equity during the third quarter of 2018.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss. The Company’s derivative financial instruments are comprised of warrants and non-employee stock options. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

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

The Company’s financial instruments recorded in its condensed consolidated balance sheets consist primarily of cash, receivables, accounts payable, accrued liabilities, stock-based compensation liability, and derivative financial instruments. The book values of these instruments, with the exception of derivative financial instruments and stock-based compensation liability, approximate their fair values due to the immediate or short-term nature of these instruments.

The Company’s derivative financial instruments and stock-based compensation liability are classified as Level 3 within the fair value hierarchy and required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option-pricing model as of June 30, 2018 and 2017 and the roll forward of the derivative financial instruments related to the warrants. See Note 4 for the inputs used in the

Black-Scholes option-pricing model as of June 30, 2018 for the roll forward of the derivative financial instruments related to the non-employee stock options.

The following table summarizes the Company’s derivative financial instruments and stock-based compensation liability within the fair value hierarchy as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Liabilities:
Non-employee stock options	$1,244	—	—	$1,244
Warrants	14,371	—	—	14,371
Derivative financial instruments	$15,615	—	—	$15,615
Stock-based compensation liability	$10,594	—	—	$10,594
December 31, 2017
Liabilities:
Non-employee stock options	$2,637	—	—	$2,637
Warrants	6,941	—	—	6,941
Derivative financial instruments	$9,578	—	—	$9,578

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

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and warrants, would be used to purchase common shares at the average market price for the period.

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic
Numerator
Net loss	$(17,826)	$(5,679)	$(18,991)	$(11,357)
Denominator
Weighted average common shares outstanding	22,918,692	18,304,636	21,633,948	17,934,009
Basic net loss per share	$(0.78)	$(0.31)	$(0.88)	$(0.63)

Diluted
Numerator:
Net loss, basic	$(17,826)	$(5,679)	$(18,991)	$(11,357)
Effect of dilutive securities: liability-classified stock options	(107)	-	(532)	-
Net loss, diluted	$(17,933)	$(5,679)	$(19,523)	$(11,357)
Denominator:
Weighted average common shares outstanding - basic	22,918,692	18,304,636	21,633,948	17,934,009
Potential common share issuances:
Incremental dilutive shares from liability-classified stock options (treasury stock method)	126,873	-	129,135	-
Weighted average common shares outstanding	23,045,565	18,304,636	21,763,083	17,934,009
Diluted net loss per share	$(0.78)	$(0.31)	$(0.90)	$(0.63)

For the three and six months ended June 30, 2018 a total of 2,561,146 stock options, 4,016,930 warrants and 963 restricted stock units (“RSUs”) were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2017 a total of 2,602,835 stock options, 2,030,176 warrants and 1,926 RSUs were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance specifies that Topic 718 will be applied to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the potential impact of the standard on its condensed consolidated financial statements.

3.   STOCKHOLDERS’ DEFICIT

On June 28, 2018, at the Company’s 2018 annual meeting of stockholders, the Company’s stockholders approved the Company’s reincorporation from the state of Wyoming to the state of Delaware. On July 20, 2018, the Company completed its reincorporation from Wyoming to the state of Delaware.

As a result, upon the Company’s reincorporation in the state of Delaware, the Company’s authorized capital stock pursuant to its Delaware charter consisted of 150,000,000 authorized shares of Class A common stock, at a par value per share of $0.001 and 10,000,000 authorized shares of preferred stock at a par value per share of $0.001. Holders of common stock are entitled to vote at any meeting of the Company’s stockholders on the basis of one vote per share of common stock owned as of the record date of such meeting. Each share of common stock held will entitle the holder to receive dividends, if any, as declared by the directors.

No dividends have been declared since inception of the Company through June 30, 2018. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

In October 2015, the Company entered into a $7.0 million funding commitment with A&B Company Limited (“A&B”), in the form of a convertible promissory note consisting of an initial $2.0 million note and a $5.0 million funding commitment. On October 9, 2015, the Company received the conversion notice on the promissory note and in November 2015, the Company issued 416,666 shares of common stock at a price of $4.80 per share and 208,333 warrants exercisable at $7.20 per share for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on November 10, 2015. On December 29, 2015, the Company drew down the $5.0 million funding commitment through the issuance of 1,111,111 shares of common stock at a price of $4.50 per share and 555,556 warrants exercisable at $6.75 per share for a period of three years from the date of issuance. The shares of common stock and the warrants were issued on January 7, 2016. In November 2017, A&B exercised 208,333 warrants at a price of $7.20 per share and the Company received gross cash proceeds of $1.5 million upon the exercise. During the first quarter of 2018, A&B exercised its remaining 555,556 warrants at a price of $6.75 per share and the Company received gross cash proceeds of $3.8 million.

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units (the “Units”) with gross proceeds to the Company of $7.2 million through the issuance of Units at a price of CAD$5.00 per Unit.  Each Unit consisted of one Class A common share in the capital of the Company (a “Common Share’) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each warrant entitles the holder thereof to acquire one additional Common Share at an exercise price of CAD$7.50 per share on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole book runner in connection with the April 2016 Offering.  The Company paid the Agent a cash commission of $0.3 million and granted the Agent compensation options exercisable to purchase 87,210 Units at an exercise price of CAD$5.00 per Unit for a period of 24 months from the closing of the April 2016 Offering.  The Company incurred other cash issuance costs of $1.1 million related to this offering. As of June 30, 2018, all remaining outstanding compensation options had been cancelled due to their expiration.

On May 2, 2016, the Company closed the sale of the additional units issued pursuant to the exercise of the over-allotment option granted to the Agent in connection with the April 2016 Offering.  The April 2016 Offering was made pursuant to a short form prospectus filed with the securities regulatory authorities in each of the provinces of Canada, except Québec. Pursuant to the exercise of the over-allotment option, the Company issued an additional 218,025 units at a price of CAD$5.00 per unit for additional gross proceeds to the Company of $0.9 million, bringing the total aggregate gross proceeds to the Company under the Offering to $8.1 million. Each over-allotment unit consisted of one Class A common share in the capital of the Company and one half of one Common Share purchase warrant. Each over-allotment warrant entitles the holder thereof to acquire one additional over-allotment Common Share at an exercise price of CAD$7.50 per share on or before April 18, 2019. In connection with the closing of the over-allotment option, the Company paid the Agent a cash commission of $0.1 million and granted to the Agent compensation options exercisable to purchase 13,081 over-allotment units at an exercise price of CAD$5.00 per unit for a period of 24 months from the closing of this Offering. As of June 30, 2018, all remaining outstanding compensation options had been cancelled due to their expiration.

The proceeds from the April 2016 Offering were allocated on a relative fair value basis between the common stock and the warrants issued. The warrants issued in connection with the April 2016 Offering were classified within equity in the Company’s condensed consolidated balance sheets. These warrants were recorded in additional paid-in capital in the Company’s condensed consolidated balance sheets at their fair value. As discussed in Note 1, due to the change in the Company’s functional currency, as of April 1, 2018, these warrants have been reclassified to liabilities as derivative financial instruments on the Company’s condensed consolidated balance sheet as they are now priced in a currency other than the Company’s functional currency.

As a result of the change in the Company’s functional currency effective April 1, 2018, warrants and compensation options having a fair value on grant date of approximately $1.4 million and $0.2 million, respectively, issued in connection with the April 2016 Offering were reclassified from additional paid-in capital to derivative financial instruments. As of June 30, 2018, there was 960,749 warrants outstanding related to the April 2016 offering with a fair value of $4.3 million, and no compensation options remained outstanding.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2016 Offering using the Black-Scholes option pricing model as of the grant date and as of April 1, 2018 and June 30, 2018:

	June 30, 2018	April 1, 2018	Grant Date
Stock price	CAD $12.49	CAD $12.87	CAD $5.45
Exercise price	CAD $7.50	CAD $7.50	CAD $7.50
Warrant term	0.8 years	1.05 years	3.0 years
Expected volatility	73.89%	71.13%	83.83%
Risk-free interest rate	1.70%	1.60%	0.60%
Dividend rate	0.00%	0.00%	0.00%

On February 16, 2017, the Company completed an underwritten registered public offering and issued an aggregate of 1,311,000 shares of common stock for gross proceeds of $9.2 million. The Company incurred share issuance costs of $1.2 million in connection with this offering.

On June 28, 2017, the Company completed a non-brokered private placement of 800,000 shares of common stock for gross proceeds of $5.4 million. The Company incurred approximately $9 thousand in share issuance costs related to the private placement.

In December 2017, the Company completed a three-tranche non-brokered private placement (the “December 2017 financing”) of 646,016 units for gross proceeds of approximately $6.3 million. Each unit consisted of one share of common stock and one share purchase warrant, and was sold at a price of $9.80 per unit. Each warrant entitles the holder to acquire one additional share of common stock and is exercisable over a period of 36 months following the respective closing of the December 2017 financing at an exercise price of USD$12.25 per warrant share. The first tranche, which closed on December 22, 2017, was for 270,915 units for which the Company received gross proceeds of approximately $2.6 million. The second tranche which closed on December 28, 2017, was for 171,020 units for which the Company received approximately $1.7 million, while the third tranche which closed on December 29, 2017, was for 204,081 units for which the Company received $2.0 million. The Company paid $0.1 million in share issuance costs related to the December 2017 financing.

As a result of the change in the Company’s functional currency, these warrants have been reclassified from liabilities as derivative financial instruments to additional paid-in capital in the Company’s condensed consolidated balance sheet. As of April 1, 2018, $2.5 million, representing the fair value of warrants having USD$ exercise price were reclassified from derivative financial instruments to additional paid-in capital.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the December 2017 financing using the Black-Scholes option pricing model as of the grant dates and on April 1, 2018.

	April 1, 2018	December 22, 2017	December 28, 2017	December 29, 2017
Stock price	$10.11	$10.60	$12.45	$12.32
Exercise price	$12.25	$12.25	$12.25	$12.25
Warrant term	2.7 years	3.0 years	3.0 years	3.0 years
Expected volatility	65.40%	60.24%	60.24%	60.24%
Risk-free interest rate	2.39%	2.01%	2.00%	1.98%
Dividend rate	0.00%	0.00%	0.00%	0.00%

On April 13, 2018, the Company issued 2,141,900 shares of its common stock and warrants to purchase 2,141,900 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Gross proceeds from the offering were approximately $16.0 million. On April 24, 2018, the Company closed on the sale of an additional 321,285 shares of its common stock and warrants pursuant to the exercise of the over-allotment option (‘collectively the “April 2018 offering”) granted to the underwriters in connection with the offering at a price of $7.47 per share and accompanying warrants. Gross proceeds from the exercise of the over-allotment option were $2.4 million. BTIG, LLC and Echelon Wealth Partners acted as joint book-running managers for the April 2018 Offering. The Company paid approximately $1.1 million in underwriting discounts and commissions and incurred offering expenses of approximately $1.0 million in connection with the April 2018 Offering, resulting in net proceeds of $16.3 million from the April 2018 offering. The underwriting discounts and commission and offering expenses was allocated between share issuance costs and expenses based on the relative fair values of common stock and warrants issued in connection with the April 2018 Offering.

Each warrant issued in connection with the April 2018 offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise price of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares. As of June 30, 2018, 70,900 warrants had been exercised for gross proceeds of CAD$0.9 million. The remaining 2,392,285 warrants had a fair value of $10.1 million as of June 30, 2018 and were recorded as derivative financial instruments.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the offering and over allotment dates as well as of June 30, 2018.

	June 30, 2018	April 24, 2018	April 13, 2018
Stock price	CAD $12.49	CAD $10.76	CAD $9.85
Exercise price	CAD $12.25	CAD $12.25	CAD $12.25
Warrant term	2.8 years	3.0 years	3.0 years
Expected volatility	67.13%	64.49%	64.20%
Risk-free interest rate	1.98%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

The following table summarizes warrants accounted for as liabilities and recorded as derivative financial instruments on the Company’s condensed consolidated balance sheets for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Fair value of warrants at beginning of period	$6,941	$2,857
Issuance of warrants	7,372	—
Exercise of warrants	(3,012)	—
Fair value of previously equity-classified warrants	5,049	—
Fair value of previously liability-classified warrants reclassified to additional paid-in capital	(2,478)	—
Foreign exchange (gains) losses	(390)	—
Change in fair value of warrants during the period	889	(595)
Fair value of warrants at end of period	$14,371	$2,262

These warrants which are classified as derivative financial instruments in the Company’s condensed consolidated balance sheets are required to be re-measured at each reporting period, with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments, included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of all warrants classified as derivative financial instruments outstanding as of June 30, 2018 and December 31, 2017 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2018	December 31, 2017
Stock price	$12.49	$12.32
Exercise price	$10.89	$10.25
Warrant term	2.21 years	1.91 years
Expected volatility	69.07%	62.20%
Risk-free interest rate	1.90%	1.83%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2018:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	US$
Outstanding as of December 31, 2017	1,011,505	1,343,404	$7.38	$10.25
Granted	2,476,843	—	12.22	—
Cancelled	(22,699)	(123,952)	5.00	15.00
Exercised	(112,615)	(555,556)	9.88	6.75
Outstanding as of June 30, 2018	3,353,034	663,896	$10.89	$12.29

The Company’s warrants outstanding and exercisable as of June 30, 2018 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
3,795	US $10.75	June 26, 2020
12,576	US $15.00	July 17, 2018
1,509	US $10.75	July 17, 2020
960,749	CAD $7.50	April 18, 2019
270,915	US$12.25	December 22, 2020
171,020	US$12.25	December 28, 2020
204,081	US$12.25	December 29, 2020
2,392,285	CAD$12.25	April 10, 2021
4,016,930

4.    STOCK-BASED PAYMENTS

On June 18, 2014, the Company’s Board of Directors authorized and approved the adoption of the 2014 Stock Incentive Plan (“2014 Plan”), under which an aggregate of 2,421,603 shares of common stock may be issued. Pursuant to the terms of the 2014 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units and deferred stock units. These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. On August 22, 2017, the Company’s Board of Directors approved an amended and restated 2014 Plan to correct for a formulaic error included in the deemed net stock and cashless exercise equation within the 2014 Plan. This amendment had no impact on the Company’s consolidated financial statements.

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

On May 15, 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2014 Plan and 2016 Plan, the “Plans”), under which an aggregate of 5,356,114 shares may be issued. Pursuant to the terms of the 2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units, stock equivalent units and performance-based cash awards.  These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting shares of common stock under either the 2014 Plan or the 2016 Plan.

As of June 30, 2018, there was an aggregate of 5,356,114 shares of common stock remaining available for grant under the Company’s Plans.

For the six months ended June 30, 2018, the Company issued 377,500 stock options to employees and directors and issued no stock options to non-employees.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2018:

		Weighted
		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Stock Options	(CAD)	(CAD$ 000's)
Outstanding as of December 31, 2017	2,448,646	$7.35	$21,089
Granted	377,500	13.87	$—
Exercised	(85,000)	3.22	918
Outstanding as of June 30, 2018	2,741,146	$6.47	$12,270
Exercisable as of June 30, 2018	1,542,214	$6.31	$9,445

Upon the change in the Company functional currency effective April 1, 2018, stock options previously classified as equity were classified as liabilities. As of April 1, 2018, these options had a fair value of approximately $10.0 million which was recorded in stock-based compensation liability in the Company’s condensed consolidated balance sheet, of which approximately $4.2 million was reclassified from additional paid-in capital and the remainder was recorded as additional stock-based compensation expense for the three and six months ended June 30, 2018 in the Company’s condensed consolidated statement of operations. For the three and six months ended June 30, 2018, the change in the fair value of these liability-classified awards was $0.6million which was also recorded as stock-based compensation expense.

The following table summarizes stock-based compensation liability on the Company’s condensed consolidated balance sheets for the three months ended June 30, 2018 (amounts in thousands):

Three Months Ended June 30, 2018
Fair value of stock-based compensation liability at April 1, 2018	$10,061
Exercise of stock options classified as stock-based compensation liability	(32)
Foreign exchange loss	9
Stock-based compensation expense	556
Fair value of stock-based compensation liability at June 30, 2018	$10,594

The following table summarizes stock options outstanding and exercisable by employees and directors as of June 30, 2018:

		Stock Options
		Outstanding
		Remaining		Grant Date	Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price (CAD)	(CAD)	Exercisable
360,000	June 18, 2019	0.97	$3.00	$1.00	360,000
80,000	June 18, 2019	0.97	$3.00	$1.32	80,000
20,000	December 8, 2019	1.44	$14.60	$6.60	20,000
80,000	December 8, 2019	1.44	$14.80	$6.46	80,000
20,000	March 16, 2020	1.71	$16.00	$7.09	20,000
8,500	August 14, 2020	2.13	$4.90	$1.94	8,500
150,000	October 21, 2020	2.31	$4.20	$1.80	112,500
20,000	December 31, 2020	2.51	$6.20	$2.49	20,000
595,000	July 13, 2020	2.04	$6.95	$3.23	396,666
20,000	August 8, 2020	2.11	$6.55	$3.23	10,000
617,000	April 17, 2027	8.80	$10.80	$7.76	154,250
6,146	May 18, 2027	2.88	$10.00	$5.23	4,610
10,000	May 18, 2027	8.89	$10.00	$7.63	2,500
30,000	August 8, 2027	9.11	$13.15	$8.86	—
40,000	April 9, 2028	9.78	$11.50	$6.27	—
82,500	May 15, 2028	9.88	$14.15	$9.22	6,875
255,000	May 15, 2028	9.88	$14.15	$9.78	5,313
2,394,146					1,281,214

As of June 30, 2018 and 2017, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $6.6 million and $5.4 million, respectively, to be recognized over a weighted-average remaining vesting period of approximately 2.4 years and 2.6 years, respectively. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

During the fourth quarter of 2017, upon a review of the Company’s equity compensation awards granted under the 2016 Plan it determined that the Company had inadvertently exceeded the annual per-person sub-limits involving an option award previously granted to a current executive officer. The aggregate amount of common stock represented by this excess award was 60,000 shares. This excess award was deemed to have been granted outside of the 2016 Plan and, as such, the Company applied liability accounting to the award. As a result, this excess award was to be re-measured at the end of each reporting period until such time that the Company’s stockholders approved the excess award, at which time the liability would be reclassified to additional paid-in capital. On June 28, 2018, the Company’s stockholders approved the excess award. However, because of the change in the Company’s functional currency as of April 1, 2018 as described above, the award must continue to be classified as a liability award until such time that the option is exercised, cancelled or the terms of the options are modified to denominate the exercise price of the option in the Company’s functional currency.

The fair value of liability-classified stock options recorded as stock-based compensation liability for employees and directors as of June 30, 2018 and April 1, 2018 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2018	April 1, 2018
Stock price	CAD $12.49	CAD $12.87
Exercise price	CAD $8.65	CAD $7.72
Expected term	4.96 years	4.23 years
Expected volatility	76.59%	72.56%
Risk-free interest rate	1.97%	1.84%
Dividend rate	0.00%	0.00%

Non-Employee Stock Options

The following table summarizes stock options outstanding and exercisable by non-employees as of June 30, 2018:

		Stock Options
		Outstanding
		Remaining		Grant Date	Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price (CAD)	(CAD)	Exercisable
80,000	June 18, 2019	0.97	$3.00	$1.32	80,000
30,000	December 8, 2019	1.44	$14.60	$8.25	30,000
77,000	October 3, 2020	2.51	$6.75	$4.00	36,000
110,000	October 28, 2020	2.26	$4.20	$2.20	110,000
20,000	May 18, 2027	8.89	$10.00	$8.69	5,000
15,000	August 8, 2027	9.11	$13.15	$11.70	—
15,000	November 6, 2027	9.36	$20.65	$19.93	—
347,000					261,000

The fair value of liability-classified stock options recorded as stock-based compensation liability for non-employees as of June 30, 2018 and April 1, 2018 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2018	April 1, 2018
Stock price	CAD $12.49	CAD $12.87
Exercise price	CAD $7.13	CAD $7.12
Expected term	3.73 years	3.95 years
Expected volatility	70.92%	70.59%
Risk-free interest rate	1.96%	1.92%
Dividend rate	0.00%	0.00%

As of June 30, 2018, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees, was $0.2 million to be recognized over a weighted-average remaining vesting period of approximately 1.1 years. The Company had no unrecognized compensation cost related to non-vested stock options for non-employees as of June 30, 2017. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

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

The non-employee stock options that are required to be accounted for as derivative financial instruments are summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Fair value of non-employee options at beginning of period	$2,637	$1,617
Exercise of non-employee options	(737)	—
Foreign exchange gains	(27)	—
Change in fair value of non-employee stock options during the period	(629)	87
Fair value of non-employee options at end of period	$1,244	$1,704

The non-employee stock options that have vested are required to be re-measured at each reporting period with the change in fair value recorded as a gain or loss in the change in fair value of derivative financial instruments and included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. The fair value of the non-employee stock options will continue to be classified as a derivative financial instrument until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of non-employee stock options classified as derivative financial instruments as of June 30, 2018 and 2017 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2018	June 30, 2017
Stock price	CAD $12.49	CAD $10.05
Exercise price	CAD $4.83	CAD $6.15
Expected term	1.04 years	2.10 years
Expected volatility	73.27%	88.21%
Risk-free interest rate	1.70%	1.10%
Dividend rate	0.00%	0.00%

Restricted Stock Units

During the second quarter of 2017, the Company granted restricted stock units (“RSUs”) to certain employees under the 2016 Plan that vest over a three-year period, with 25% vested immediately. The fair value of the restricted stock units was based on the closing price of the Company’s common stock on the date of grant. As of June 30, 2018, the Company had 1,927 RSUs outstanding with a weighted average grant date fair value of CAD$10.00 per share of which 963 RSUs had vested but for which the underlying shares of the Company’s common stock had not yet been issued. The Company did not issue, and there were no settlements or forfeitures of RSUs for the six months ended June 30, 2018.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$438	$106	$537	$131
General and administrative	5,895	442	6,183	659
Total	$6,333	$548	$6,720	$790

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	June 30, 2018	December 31, 2017
Employees benefits	$247	$442
Advance from U.S. Army	233	233
Legal expense	552	343
Professional services	273	88
Rent	102	97
Severance	—	38
Other	1	1
	$1,408	$1,242

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, The Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance 3,207,005 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the treatment or use of devices covered by the patent-pending technology. The Company has not made any royalty payments to date under this agreement.

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

The future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows (amounts in thousands):

For the Period Ending December 31,
2018 (remaining six months)	$116
2019	246
2020	253
2021	260
2022	267
Thereafter	12
$1,154
(e)

On December 29, 2017, NHC, a wholly owned subsidiary of the Company entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement will be for three-years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. As of June 30, 2018, no initial forecast had been provided to Key Tronic by the Company.

7.    RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2018 and 2017, the Company paid $6 thousand and $0 respectively, in consulting fees to a director of the Company. During the six months ended June 30, 2018 and 2017, the Company paid $9 thousand and $21 thousand, respectively, in consulting fees to two directors of the Company. As of June 30, 2018, the Company owed $12 thousand to a director for consulting services.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media received $15,000 per month. During the first quarter of 2018, the Company terminated its agreement with Montel Media. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock. The Company paid Montel Media $45 thousand and $90 thousand during the six months ended June 30, 2018 and 2017, respectively, and $0 and $45 thousand during the three months ended June 30, 2018 and 2017, respectively pursuant to the consulting agreement.

For the three months ended June 30, 2018, a benefit of $37 thousand, which included a foreign exchange gain of $13 thousand compared to a benefit of $18 thousand for the three months ended June 30, 2017, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device.

For the six months ended June 30, 2018, a benefit of $0.2 million, which included a foreign exchange gain of $13 thousand compared to an expense of $29 thousand for the six months ended June 30, 2017, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device.

The Company’s Chief Medical Officer is a founding member of Clinvue LLC, (“Clinvue”), a company that provides regulatory advisory services to the Company. For the three months ended June 30, 2018 and 2017, the Company paid Clinvue approximately $10 thousand and $17 thousand, respectively, for consulting services. For the six months ended June 30, 2018 and 2017, the Company paid Clinvue approximately $0.1 million and $17 thousand, respectively, for consulting services.

In connection with the December 2017 financing, the Company’s Chief Executive Officer, its Chief Financial Officer/Chief Operating Officer, two directors and A&B (HK) Company Ltd./, a greater than 5% owner of the Company’s outstanding common stock subscribed for units in the December 2017 financing.

The following table summarizes the participation of these individuals and entities in the December 2017 financing (subscription amounts in thousands):

	Units Purchased	Subscription Amount
A&B (HK) Company Ltd.	204,081	$2,000
Director 1	76,530	750
Director 2	51,019	500
CEO	25,510	250
CFO/COO	15,816	155
	372,956	$3,655

8.    SOLE-SOURCE COST-SHARING AGREEMENT

In July 2015, the Company entered into a sole source cost sharing agreement with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $3.0 million to conduct a registrational trial investigating the safety and effectiveness of the PoNS device for the treatment of chronic balance deficits due to mild to moderate traumatic brain injury. Reimbursement of expenses under the agreement is based on a schedule of milestones related to the completion of subjects in the trial. The original contract expired on December 31, 2016; however, the Company extended the contract agreement through December 31, 2017. On November 7, 2017, the Company received another extension of the contract agreement to December 31, 2018. As of June 30, 2018, the Company has received a total of $3.0 million with respect to expenses reimbursed for amounts owed to the Company for completion of development milestones, of which $0.2 million of the total received has been recorded as an advance against the fifth and final milestone. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses. In addition, during the third quarter of 2017, the Company announced the execution of an extension to its Cooperative Research and Development Agreement (“CRADA”) with the USAMRMC through 2018 and extended the deadline for commercialization of the PoNS device to December 31, 2021.

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

Overview

Helius Medical Technologies, Inc. (the “Company”) is a neurotech company engaged primarily in the medical device industry focused on neurological wellness. Our mission is to develop, license and acquire unique and non-invasive platform technologies that amplify the brain’s ability to heal itself.

Many patients with brain injury or chronic neurological diseases suffer from movement, gait and balance disorders. Our first product in development, known as the portable neuromodulation stimulator or PoNS®, is an investigational, non-invasive, medical device designed to enhance the brain’s ability to compensate for this damage. Our PoNS Treatment is the first and only tongue-delivered neuromodulation that combines stimulation of cranial nerves with physical and cognitive therapy to restore lost neurological function.

Business Update

As part of the submission process for de novo classification and 510(k) clearance, FDA encourages companies to engage in pre-submission meetings to obtain the agency’s perspective and feedback. The breakthrough nature of our PoNS technology heightens our desire to work closely with the FDA in advance of our submission. We have thus proactively engaged in FDA’s Pre-Submission Program to reduce the likelihood of questions from the FDA during its review of our planned PoNS 510(k) submission.

During the second quarter of 2018, we met with the FDA in a pre-submission meeting which focused on the design verification testing used to support our submission. In July 2018, we again met with the FDA for another pre-submission meeting focusing on clinical data. From these meetings, we obtained feedback from the FDA, which we are incorporating into our submission for de novo classification and 501(k) clearance for our PoNS Treatment, which we intend to submit in the third quarter of 2018. Following our FDA submission, we intend to submit applications for marketing authorizations in Canada, Europe and Australia in the second half of 2018.

We have completed our design and verification testing as documented in our design and verification test plan which was discussed with the FDA through the pre-submission process and are currently working through the analysis and documentation for our FDA submission. Commercial model development and launch planning is ongoing. Our commercial strategy for the U.S. and Canada is based on driving a targeted launch into the cash pay and workers’ compensation customer segments, followed by expansion into the broader commercial market once reimbursement codes become available. In parallel with launch planning, we are initiating clinical experience programs, or CEPs, at several rehabilitation centers across the U.S. and Canada.  These institutional review board-led CEPs are expected to generate clinical data that can be used in health economics modeling and we expect that they will provide valuable insights into integration of PoNS Treatment into a clinical setting.  The CEPs also offer the potential to accelerate commercial contracting and development of our commercial infrastructure following FDA clearance of our PoNS Treatment.

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended
	June 30,
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,921	4,295	(1,374)
General and administrative	8,886	1,685	7,201
Total operating expenses	11,807	5,980	5,827
Loss from operations	(11,807)	(5,980)	(5,827)
Other income (expense):
Other income (expense):	1	—	1
Change in fair value of derivative financial instruments	(6,249)	1,024	(7,273)
Foreign exchange gain (loss)	229	(723)	952
Total other income (expense)	(6,019)	301	(6,320)
Net loss	$(17,826)	$(5,679)	(12,147)

Revenue

During the three months ended June 30, 2018 and 2017, we did not generate any revenue.

Research and Development Expense

Research and development or R&D expenses were $2.9 million during the three months ended June 30, 2018 compared to $4.3 million during the three months ended June 30, 2017, a decrease of $1.4 million. The decrease was primarily driven by a $1.1 million reduction in clinical trial expenses particularly in recruitment and site expenses as we completed our registrational clinical trial during the third quarter of 2017 and a reduction of $0.8 million due to the completion of the design and development work on the PoNS device. These decreases were partially offset by higher stock-based compensation expense of $0.4 million and higher regulatory fees of $0.1 million as we prepare for our FDA submission.

General and Administrative Expense

General and administrative or G&A expenses were $8.9 million during the three months ended June 30, 2018 compared to $1.7 million during the three months ended June 30, 2017, an increase of $7.2 million. The increase was primarily due to higher stock-based compensation expense of $5.5 million and increased legal, accounting and professional services of $1.4 million and increased salary and employee benefits of $0.3 million. The increase in stock-based compensation expense was primarily due to the liability classification of our option awards as a result of a change in our functional currency in April 2018 as the exercise price of our stock options are denominated in a currency other than our functional currency. As a result of the modification, effective August 8, 2018, of stock options exercisable for an aggregate of 2,631,146 shares, to convert the exercise prices from CAD$ to USD$, the fair value of the modified stock options, as re-measured on August 8, 2018, will be reclassified from liability to equity during the third quarter of 2018, after which we do not expect that we will be required to revalue these modified awards.

Legal, accounting and professional services expenses increased by $1.4 million compared to the three months ended June 30, 2017, primarily driven by a $0.9 million increase from the amortization of expenses incurred in connection with the April 2018 offering that were allocated to the liability-classified warrants issued in the offering. Salaries and employee benefits also increased by $0.3 million due to increased headcount as we build out our internal infrastructure.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a loss of $6.2 million during the three months ended June 30, 2018 compared to a gain of $1.0 million during the three months ended June 30, 2017. During the three months ended June 30, 2018, we recorded a $3.3 million loss from the change in fair value of warrants that were previously classified in equity which have now been reclassified as derivative financial instruments as a result of a change in our functional currency. In addition, we recorded a $3.4 million loss from the change in fair value of warrants issued in our April 2018 offering as these warrants are classified as derivative financial instruments. These losses were partially offset by a $0.4 million gain from the change in the fair value of warrants issued in our April 2016 offering.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period, as discussed above. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain (Loss)

Foreign exchange gain was $0.2 million during the three months ended June 30, 2018 compared to a loss of $0.7 million during the three months ended June 30, 2017. This was primarily due to fluctuations in the foreign exchange rate and the amount of Canadian dollars held at the end of each reporting period.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended
	June 30,
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	5,472	7,322	(1,850)
General and administrative	11,051	3,692	7,359
Total operating expenses	16,523	11,014	5,509
Loss from operations	(16,523)	(11,014)	(5,509)
Other income (expense):
Other income (expense):	59	—	59
Change in fair value of derivative financial instruments	(3,724)	508	(4,232)
Foreign exchange gain (loss)	1,197	(851)	2,048
Total other income (expense)	(2,468)	(343)	(2,125)
Net loss	$(18,991)	$(11,357)	(7,634)

Revenue

During the six months ended June 30, 2018 and 2017, we did not generate any revenue.

Research and Development Expense

R&D expenses were $5.5 million during the six months ended June 30, 2018 compared to $7.3 million during the six months ended June 30, 2017. The decrease of $1.9 million was primarily attributable to a $2.3 million reduction in clinical trial expenses as we completed our registrational clinical trial during the third quarter of 2017. This reduction was partially offset by higher stock-based compensation expense of $0.4 million.

General and Administrative Expense

G&A expenses were $11.1 million during the six months ended June 30, 2018 compared to $3.7 million during the six months ended June 30, 2017 an increase of $7.4 million. The increase was primarily due to higher stock-based compensation expense of $5.5 million, which primarily resulted from the change in functional currency described above. Legal and other professional services expenses increased by $1.5 million compared to the six months ended June 30, 2017, primarily driven by a $0.9 million increase from the amortization of expenses incurred in connection with the April 2018 offering that were allocated to the liability-classified warrants issued in the offering. Salaries and employee benefits increased by $0.2 million due to increased headcount as we build out our internal infrastructure. Additionally, each of rent expense and computer and other office expenses increased by $0.1 million.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a loss of $3.7 million during the six months ended June 30, 2018 compared to a gain of $0.5 million during the six months ended June 30, 2017. During the six months ended June 30, 2018, we recorded a $3.3 million loss from the change in fair value of warrants that were previously classified in equity which have now been reclassified as derivative financial instruments as a result of a change in our functional currency. In addition, we recorded a $3.4 million loss from the change in fair value of warrants issued in our April 2018 offering as these warrants are also recorded as derivative financial instruments.

These losses were partially offset by a $2.0 million gain from the change in fair value of warrants that were previously classified as derivative financial instruments that are now classified in equity due to the change in our functional currency, a $0.6 million gain from the change in fair value of certain of our non-employee stock options that are classified as derivative financial instruments and a $0.4 million gain from the change in the fair value of our warrants issued in our April 2016 offering.

The change in fair value of derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period, as discussed. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange gain was $1.2 million during the six months ended June 30, 2018 compared to a loss of $0.9 million during the six months ended June 30, 2017. This was primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash used in operating activities	$(11,128)	$(9,296)	$(1,832)
Net cash used in investing activities	(199)	(115)	(84)
Net cash provided by financing activities	21,712	13,759	7,953
Effect of exchange rate changes on cash	40	(158)	198
Net increase in cash	$10,425	$4,190	$6,235

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 was $11.1 million. This was comprised of a net loss of $19.0 million and net cash used in changes in operating assets and liabilities of $1.3 million, adjusted for non-cash items including the change in fair value of derivative financial instruments of $3.7 million, and stock-based compensation expense of $6.7 million, which amounts were partially offset by unrealized foreign exchange gains of $1.3 million.

Net cash used in operating activities during the six months ended June 30, 2017 was $9.3 million. This was comprised of a net loss of $11.4 million adjusted for non-cash items including stock-based compensation expense of $0.8 million and unrealized foreign exchange loss of $0.8 million, which amounts were partially offset by the change in fair value of derivative financial instruments of $0.5 million and net cash provided by changes in operating assets and liabilities of $1.0 million.

Net Cash Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was $0.2 million, which was primarily related to the purchase of furniture and fixtures for our office.

Net cash used in investing activities during the six months ended June 30, 2017 was $0.1 million, which was primarily related to leasehold improvements expenditure for our office.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 was $21.7 million, which was comprised of $18.4 million received from the sale of 2,463,185 shares of our common stock and accompanying warrants in our April 2018 public offering. In addition, we received $4.6 million in proceeds from the exercise of stock options and warrants. These amounts were partially offset by $1.3 million in share issuance costs incurred primarily in connection with the April 2018 public offering.

Net cash provided by financing activities during the six months ended June 30, 2017 was $13.8 million, which was comprised of $14.5 million received from the sale of 6,555,000 shares of our common stock in our February 2017 public offering and 4,000,000 shares of our common stock in our June 2017 private placement, as well as $0.5 million received from the exercise of stock options and warrants. These amounts were partially offset by $1.2 million in share issuance costs incurred in connection with our February 2017 public offering.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of options and warrant. From June 2014 through June 30, 2018, we raised approximately $73.9 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of options and warrants, including $18.4 million in gross proceeds from our April 2018 public offering.

In April 2018, we issued 2,463,185 shares of our common stock and warrants to purchase 2,463,185 shares of our common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Net proceeds from the offering after deducting underwriting discounts and commissions and offering expenses was $16.3 million. We intend to use the net proceeds from this offering primarily to fund manufacturing activities for the PoNS device, activities related to our submissions for marketing authorization of the PoNS device to the FDA and other regulatory authorities, commercial launch preparations, and for working capital and general corporate purposes.

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments and stock-based compensation liability) as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Cash	$15,987	$5,562
Working capital	$13,788	$1,897

We currently have limited working capital and liquid assets. Our cash as of June 30, 2018 was approximately $16.0 million. To date, we have not generated any revenue from the commercial sale of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to FDA marketing authorization of the PoNS device for treating balance disorder associated with mild- to moderate-TBI, manufacturing of a commercially-viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance specifies that Topic 718 will be applied to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact of the standard on our condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, as updated below, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, as updated below, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

If we fail to obtain FDA authorization for commercialization of or otherwise fail to ensure that the PoNS device is available for purchase by the U.S. Government by December 31, 2021, we are subject to significant risk of loss of data and proprietary rights and to certain contractual penalties.

Under the CRADA, if we fail to obtain FDA marketing authorization of the PoNS device by December 31, 2021 we would be in breach of the CRADA should the army and the Company decide not to extend the CRADA termination date. In addition, if we fail to ensure commercialization of the PoNS Treatment is available for purchase by the U.S. Government by December 31, 2021, we may forfeit the right to pursue commercialization on our own. Specifically, if we do not commercialize the PoNS by December 31, 2021, we may be required to (i) transfer possession, ownership and sponsorship of any regulatory application, and correspondence supporting the PoNS technology to the USAMRMC and (ii) provide the U.S. Government with a non-exclusive, irrevocable license to any patent, copyright, data rights, proprietary information and regulatory information, in order to permit the U.S. Government to pursue commercialization on its own. Any such loss of our ability to exclusively market and sell the PoNS Treatment would have a material adverse effect on our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2018, we issued 14,192 shares of common stock upon the exercise of warrants at an exercise price of CAD$7.50 per share. The issuance of these securities was exempt from registration pursuant to Regulation S of the Securities Act as an offering outside the United States.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 *
3.2	Certificate of Incorporation filed with the Delaware Secretary of State on July 18, 2018 *
3.3	Bylaws as amended and restated *
4.1

Warrant Indenture dated April 11, 2018 by and between Helius Medical Technologies, Inc. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 12, 2018)

10.1	Employment agreement between Helius Medical Technologies, Inc. and Jennifer Laux, dated July 9, 2018, (incorporated by reference to Exhibit 99.1 to the Form 8-K filed July 12, 2018) *
10.2	2018 Omnibus Incentive Plan *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 9, 2018	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: August 9, 2018	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer), and Corporate Secretary