Form 10-Q
period 2018-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2018-11-08
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2018
Class A Common Stock	23,383,246

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$12,397	$5,562
Receivables	41	704
Inventory	197	—
Prepaid expenses	100	352
Total current assets	12,735	6,618
Property and equipment, net	558	173
Other assets	18	18
TOTAL ASSETS	$13,311	$6,809
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,186	$3,479
Accrued liabilities	1,304	1,242
Derivative financial instruments	14,278	9,578
Total current liabilities	17,768	14,299
TOTAL LIABILITIES	17,768	14,299
Commitments and contingencies (Note 6)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2018; no preferred stock authorized as of December 31, 2017	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 23,378,246 shares issued and outstanding as of September 30, 2018	23	—
Class A common stock, no par value; unlimited shares authorized; 20,178,226 shares issued and outstanding as of December 31, 2017	—	52,230
Additional paid-in capital	86,280	6,602
Accumulated other comprehensive (loss) income	(883)	47
Accumulated deficit	(89,877)	(66,369)
TOTAL STOCKHOLDERS’ DEFICIT	(4,457)	(7,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,311	$6,809

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,309	$3,798	$7,781	$11,121
General and administrative	2,581	2,172	13,632	5,862
Total operating expenses	4,890	5,970	21,413	16,983
Operating loss	(4,890)	(5,970)	(21,413)	(16,983)
Other income (expense):
Other income	4	—	63	—
Change in fair value of derivative financial instruments	368	(5,960)	(3,356)	(5,452)
Foreign exchange gain (loss)	1	(1,008)	1,198	(1,860)
Total other income (expense)	373	(6,968)	(2,095)	(7,312)
Net loss	(4,517)	(12,938)	(23,508)	(24,295)
Other comprehensive loss:
Foreign currency translation adjustments	(96)	1,266	(930)	1,916
Comprehensive loss	$(4,613)	$(11,672)	$(24,438)	$(22,379)
Net loss per share
Basic	$(0.19)	$(0.67)	$(1.06)	$(1.32)
Diluted	$(0.19)	$(0.67)	$(1.06)	$(1.32)
Weighted average shares outstanding
Basic	23,377,941	19,225,057	22,221,667	18,368,973
Diluted	23,845,498	19,225,057	22,221,667	18,368,973

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit

(Except shares data, amounts in thousands)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2017	—	—	20,178,226	$52,230	$6,602	$47	$(66,369)	$(7,490)
Proceeds from the issuance of common stock and accompanying warrants from April 2018 public offering	—	—	2,463,185	18,400	—	—	—	18,400
Fair value of liability-classified warrants issued in connection with April 2018 Offering	—	—	—	(7,372)	—	—	—	(7,372)
Share issuance costs	—	—	—	(1,273)	—	—	—	(1,273)
Proceeds from the exercise of stock options and warrants			736,130	4,637	—	—	—	4,637
Stock-based compensation expense	—	—	—	—	1,047	—	—	1,047
Reclassification of liability-classified warrants upon exercise	—	—	—	3,748	—	—	—	3,748
Settlement of vested restricted stock units, net of taxes	—	—	705	—	(2)	—	—	(2)
Reclassification of exercised compensation options and warrants from additional paid-in capital	—	—	—	110	(110)	—	—	—
Reclassification of April 2016 compensation options and warrants from additional paid-in capital to derivative financial instruments due to change in functional currency	—	—	—	—	(1,586)	—	—	(1,586)
Reclassification of USD denominated warrants from derivative financial instruments to additional paid-in capital due to change in functional currency	—	—	—	—	2,478	—	—	2,478
Reclassification of equity-classified stock options to stock-based compensation liability due to change in functional currency	—	—	—	—	(4,182)	—	—	(4,182)
Reclassification from stock-based compensation liability to common stock as a result of exercise of stock options	—	—	—	32	—	—	—	32
Reclassification of non-employee options recorded as derivative financial instruments due to modification of options	—	—	—	—	1,206	—	—	1,206
Reclassification of stock-based compensation due to modification of options	—	—	—	—	10,338	—	—	10,338
Reclassification upon change in corporate domicile	23,378,246	23	(23,378,246)	(70,512)	70,489	—	—	—
Net loss	—	—	—	—	—	—	(23,508)	(23,508)
Foreign currency translation adjustments	—	—	—	—	—	(930)	—	(930)
Balance as of September 30, 2018	23,378,246	$23	—	$-	$86,280	$(883)	$(89,877)	$(4,457)

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,508)	$(24,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	3,356	5,452
Stock-based compensation expense	7,245	1,464
Unrealized foreign exchange loss (gain)	(1,262)	1,758
Depreciation expense	40	7
Changes in operating assets and liabilities:
Receivables	663	(530)
Inventory	(197)	—
Prepaid expenses	252	366
Other assets	—	(18)
Accounts payable	(1,274)	1,471
Accrued liabilities	209	86
Net cash used in operating activities	(14,476)	(14,239)
Cash flows from investing activities:
Purchase of property and equipment	(425)	(181)
Net cash used in investing activities	(425)	(181)
Cash flows from financing activities:
Proceeds from the issuance of common stock and accompanying warrants	18,400	14,547
Share issuance costs	(1,345)	(1,248)
Proceeds from the exercise of stock options and warrants	4,637	911
Net cash provided by financing activities	21,692	14,210
Effect of foreign exchange rate changes on cash	44	158
Net increase (decrease) in cash	6,835	(52)
Cash at beginning of period	5,562	2,669
Cash at end of period	$12,397	$2,617

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”) is a neurotech company focused on neurological wellness. The Company’s purpose is to develop, license and acquire unique and non-invasive platform technologies that amplify the brain’s ability to heal itself.

The Company’s first product in development, known as the portable neuromodulation stimulator or PoNS®, is an investigational, non-invasive, medical device currently under review by the U.S. Food and Drug Administration (“FDA”) for clearance to improve balance in patients following a mild-to-moderate traumatic brain injury (mTBI) when combined with targeted physical therapy. The PoNS Treatment is the first and only tongue-delivered neuromodulation that combines stimulation of cranial nerves with physical and cognitive therapy to restore lost neurological function.

During the third quarter of 2018, the Company submitted a request with the U.S. Food and Drug Administration (“FDA”) for de novo classification and 510(k) clearance of the PoNS device. In addition, during the third quarter of 2018, the Company also submitted an application for a Class II medical device license to Health Canada to market the PoNS device. In October 2018, the Company received a medical device license from Health Canada which authorizes the Company to market the PoNS device as a Class II medical device in Canada.

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

Going Concern

The Company has never generated any product revenues or achieved profitable operations. As of September 30, 2018, the Company’s cash was approximately $12.4 million. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company intends to fund ongoing activities by utilizing its current cash on hand and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the U.S. Dollar (USD$”).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and its wholly-owned subsidiaries. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Company applies the guidance of ASC 810, Consolidations, to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Receivables

Receivables are stated at their net realizable value. As of September 30, 2018 and December 31, 2017, receivables consisted primarily of Goods and Services Tax (“GST”) and Quebec Sales Tax (‘QST”) refunds related to the Company’s expenditures.

Inventory

The Company’s inventory consists or raw materials, primarily related to component parts for the initial launch build of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. No inventory write-offs were recorded during the nine months ended September 30, 2018. As of September 30, 2018, the carrying value of inventory was approximately $0.2 million.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful lives of the related asset or the term of the related lease. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The Company’s property and equipment is comprised of leasehold improvements, furniture and fixtures, and software. The estimated useful life of its leasehold improvement is over the term of its lease of 5 years, the estimated useful life for the Company’s furniture and fixtures is 7 years, equipment has an estimated useful life of 15 years, while computer software and hardware has an estimated useful life of 3 to 5 years.

The following tables summarizes the Company’s property and equipment as of September 30, 2018 and December 31, 2017 (amounts in thousands).

	As of	As of
	September 30, 2018	December 31, 2017
Leasehold improvement	$182	$173
Furniture and fixtures	170	—
Equipment	219	—
Computer software and hardware	44	17
Property and equipment	615	190
Less accumulated depreciation	(57)	(17)
Property and equipment, net	$558	$173

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

Prior to the adoption of ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock-based payment to non-employees were measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever was more reliably measurable, and the fair value of stock-based payments to non-employees was re-measured at the end of each reporting period until the counterparty performance was completed, with any change therein recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity-based instruments. The fair value of the stock-based payments to non-employees that were fully vested and non-forfeitable as of the grant date were measured and recognized at that date. Following the adoption of ASU 2018-07 during the third quarter of 2018, stock-based payments to non-employees are now being measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards are recognized over the requisite service period following the measurement of the fair value on the grant date over the vesting period of the award.

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

As a result of the change in the Company’s functional currency effective April 1, 2018, awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities.  The change in the Company’s functional currency resulted in the reclassification of these awards from equity to liability-classified options. Liability classified options are re-measured to their fair values at the end of each reporting date with changes in the fair value recognized in stock-based compensation expense or additional paid-in capital until settlement or cancellation. Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. In June 2018, the Company’s Board of Directors approved subject to the consent of the holders of such options the modification of outstanding stock options with exercise prices denominated in CAD$ to convert the exercise prices of such options to USD$ based on the prevailing USD$/CAD$ exchange rates on the dates of the grants for such modified stock options. During the third quarter of 2018, employee and non-employee option holders owning stock options representing an aggregate of 2,741,146 shares of common stock consented to the modification. Employee stock options with a fair value of $10.3 million on August 8, 2018, which were previously classified as stock-based compensation liability, were reclassified to equity during the third quarter of 2018.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2018 and December 31, 2017, the Company’s derivative financial instruments were comprised of warrants issued in connection with both public and/or private securities offerings and certain non-employee stock options. During the third quarter of 2018, these non-employee stock options were classified to equity following the modification of these stock options. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

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

The Company’s financial instruments recorded in its condensed consolidated balance sheets consist primarily of cash, receivables, accounts payable, accrued liabilities and derivative financial instruments. The book values of these instruments, with the exception of derivative financial instruments approximate their fair values due to the immediate or short-term nature of these instruments.

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy and are required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option-pricing model as of September 30, 2018 and 2017 and the roll forward of the derivative financial instruments related to the Company’s warrants. See Note 4 for the inputs used in the Black-Scholes option-pricing model during the third quarter of 2018 for the roll forward of the derivative financial instruments related to the non-employee stock options.

The following table summarizes the Company’s derivative financial instruments and stock-based compensation liability within the fair value hierarchy as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Liabilities:
Warrants	$14,278	—	—	$14,278
Derivative financial instruments	$14,278	—	—	$14,278
December 31, 2017
Liabilities:
Non-employee stock options	$2,637	—	—	$2,637
Warrants	6,941	—	—	6,941
Derivative financial instruments	$9,578	—	—	$9,578

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic
Numerator
Net loss	$(4,517)	$(12,938)	$(23,508)	$(24,295)
Denominator
Weighted average common shares outstanding	23,377,941	19,225,057	22,221,667	18,368,973
Basic net loss per share	$(0.19)	$(0.67)	$(1.06)	$(1.32)

Diluted
Numerator:
Net loss, basic	$(4,517)	$(12,938)	$(23,508)	$(24,295)
Effect of dilutive securities: warrants	(93)	-	-	-
Net loss, diluted	$(4,610)	$(12,938)	$(23,508)	$(24,295)
Denominator:
Weighted average common shares outstanding - basic	23,377,941	19,225,057	22,221,667	18,368,973
Potential common share issuances:
Incremental dilutive shares from equity instruments (treasury stock method)	467,557	-	-	-
Weighted average common shares outstanding	23,845,498	19,225,057	22,221,667	18,368,973
Diluted net loss per share	$(0.19)	$(0.67)	$(1.06)	$(1.32)

For the three months ended September 30, 2018 a total of 3,133,552 stock options, 651,320 warrants and 963 restricted stock units (“RSUs”) were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2018, a total of 3,133,552 stock options, 4,004,304 warrants and 963 RSUs were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017 a total of 2,642,835 stock options, 1,975,677 warrants and 1,927 RSUs were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the potential impact of the standard on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance specifies that Topic 718 will be applied to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. During the third quarter of 2018, the Company early adopted the standard and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that ASU 2018-13 will have on its condensed consolidated financial statements.

3.   STOCKHOLDERS’ DEFICIT

On June 28, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s reincorporation from the state of Wyoming to the state of Delaware. On July 20, 2018, the Company completed its reincorporation from Wyoming to the state of Delaware.

As a result, following the Company’s reincorporation in the state of Delaware, the Company’s authorized capital stock pursuant to its Delaware charter consists of 150,000,000 authorized shares of Class A common stock, at a par value per share of $0.001 and 10,000,000 authorized shares of preferred stock at a par value per share of $0.001. Holders of common stock are entitled to vote at any meeting of the Company’s stockholders on the basis of one vote per share of common stock owned as of the record date of such meeting. Each share of common stock entitles the holder to receive dividends, if any, as declared by the directors.

No dividends have been declared since inception of the Company through September 30, 2018. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units (the “Units”) with gross proceeds to the Company of $7.2 million through the issuance of Units at a price of CAD$5.00 per Unit.  Each Unit consisted of one Class A common share in the capital of the Company (a “Common Share’) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each warrant entitles the holder thereof to acquire one additional Common Share at an exercise price of CAD$7.50 per share on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole book runner in connection with the April 2016 Offering.  The Company paid the Agent a cash commission of $0.3 million and granted the Agent compensation options exercisable to purchase 87,210 Units at an exercise price of CAD$5.00 per Unit for a period of 24 months from the closing of the April 2016 Offering.  The Company incurred other cash issuance costs of $1.1 million related to this offering. As of September 30, 2018, all remaining outstanding compensation options had been cancelled due to their expiration.

On May 2, 2016, the Company closed the sale of the additional units issued pursuant to the exercise of the over-allotment option granted to the Agent in connection with the April 2016 Offering.  The April 2016 Offering was made pursuant to a short form prospectus filed with the securities regulatory authorities in each of the provinces of Canada, except Québec. Pursuant to the exercise of the over-allotment option, the Company issued an additional 218,025 units at a price of CAD$5.00 per unit for additional gross proceeds to the Company of $0.9 million, bringing the total aggregate gross proceeds to the Company under the Offering to $8.1 million. Each over-allotment unit consisted of one Class A common share in the capital of the Company and one half of one Common Share purchase warrant. Each over-allotment warrant entitles the holder thereof to acquire one additional over-allotment Common Share at an exercise price of CAD$7.50 per share on or before April 18, 2019. In connection with the closing of the over-allotment option, the Company paid the Agent a cash commission of $0.1 million and granted to the Agent compensation options exercisable to purchase 13,081 over-allotment units at an exercise price of CAD$5.00 per unit for a period of 24 months from the closing of this Offering. As of September 30, 2018, all remaining outstanding compensation options had been cancelled due to their expiration.

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

As a result of the change in the Company’s functional currency effective April 1, 2018, warrants and compensation options having a fair value on grant date of approximately $1.4 million and $0.2 million, respectively, issued in connection with the April 2016 Offering were reclassified from additional paid-in capital to derivative financial instruments. As of September 30, 2018, there were 960,699 warrants outstanding related to the April 2016 offering with a fair value of $4.2 million, and no compensation options remained outstanding.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2016 Offering using the Black-Scholes option pricing model as of the grant date and as of April 1, 2018 and September 30, 2018:

	September 30, 2018	April 1, 2018	Grant Date
Stock price	CAD $12.65	CAD $12.87	CAD $5.45
Exercise price	CAD $7.50	CAD $7.50	CAD $7.50
Warrant term	0.55 years	1.05 years	3.0 years
Expected volatility	70.43%	71.13%	83.83%
Risk-free interest rate	1.74%	1.60%	0.60%
Dividend rate	0.00%	0.00%	0.00%

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

On April 13, 2018, the Company issued 2,141,900 shares of its common stock and warrants to purchase 2,141,900 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrant. Gross proceeds from the offering were approximately $16.0 million. On April 24, 2018, the Company closed on the sale of an additional 321,285 shares of its common stock and warrants pursuant to the exercise of the over-allotment option (‘collectively the “April 2018 offering”) granted to the underwriters in connection with the offering at a price of $7.47 per share and accompanying warrants. Gross proceeds from the exercise of the over-allotment option were $2.4 million. BTIG, LLC and Echelon Wealth Partners acted as joint book-running managers for the April 2018 Offering. The Company paid approximately $1.1 million in underwriting discounts and commissions and incurred offering expenses of approximately $1.0 million in connection with the April 2018 Offering, resulting in net proceeds of $16.3 million from the April 2018 offering. The underwriting discounts and commissions and offering expenses were allocated between share issuance costs and expenses based on the relative fair values of common stock and warrants issued in connection with the April 2018 Offering.

Each warrant issued in connection with the April 2018 offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares. As of September 30, 2018, 70,900 warrants had been exercised for gross proceeds of CAD$0.9 million. The remaining 2,392,285 warrants had a fair value of $10.1 million as of September 30, 2018 and were recorded as derivative financial instruments.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the offering and over allotment dates as well as of September 30, 2018.

	September 30, 2018	April 24, 2018	April 13, 2018
Stock price	CAD $12.65	CAD $10.76	CAD $9.85
Exercise price	CAD $12.25	CAD $12.25	CAD $12.25
Warrant term	2.5 years	3.0 years	3.0 years
Expected volatility	67.11%	64.49%	64.20%
Risk-free interest rate	2.23%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

The following table summarizes warrants accounted for as liabilities and recorded as derivative financial instruments on the Company’s condensed consolidated balance sheets for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Fair value of warrants at beginning of period	$6,941	$2,857
Issuance of warrants	7,372	—
Exercise of warrants	(3,012)	—
Fair value of previously equity-classified warrants	5,049	—
Fair value of previously liability-classified warrants reclassified to additional paid-in capital	(2,478)	—
Foreign exchange (gains) losses	(142)	—
Change in fair value of warrants during the period	548	3,684
Fair value of warrants at end of period	$14,278	$6,541

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

The fair value of all warrants classified as derivative financial instruments outstanding as of September 30, 2018 and December 31, 2017 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2018	December 31, 2017
Stock price	CAD$ 12.65	CAD$ 12.32
Exercise price	CAD$ 10.89	CAD$ 10.25
Warrant term	1.96 years	1.91 years
Expected volatility	68.06%	62.20%
Risk-free interest rate	2.09%	1.83%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2018:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	US$
Outstanding as of December 31, 2017	1,011,505	1,343,404	$7.38	$10.25
Granted	2,476,843	—	12.22	—
Cancelled	(22,699)	(136,528)	5.00	15.00
Exercised	(112,665)	(555,556)	9.88	6.75
Outstanding as of September 30, 2018	3,352,984	651,320	$10.89	$12.24

The Company’s warrants outstanding and exercisable as of September 30, 2018 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
3,795	US $10.75	June 26, 2020
1,509	US $10.75	July 17, 2020
960,699	CAD $7.50	April 18, 2019
270,915	US$12.25	December 22, 2020
171,020	US$12.25	December 28, 2020
204,081	US$12.25	December 29, 2020
2,392,285	CAD$12.25	April 10, 2021
4,004,304

4.    STOCK-BASED PAYMENTS

On May 15, 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Omnibus Incentive Plan (“2018 Plan” and together with the 2014 Plan and 2016 Plan, the “Plans”), under which an aggregate of 5,356,114 shares may be issued. Pursuant to the terms of the

2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units, stock equivalent units and performance-based cash awards.  These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting shares of common stock under either the 2014 Plan or the 2016 Plan.

As of September 30, 2018, there was an aggregate of 4,963,708 shares of common stock remaining available for grant under the Company’s 2018 Plan.

For the nine months ended September 30, 2018, the Company issued 754,906 stock options to employees and directors and issued 15,000 stock options to non-employees.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2018:

		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Stock Options	Exercise Price	(in 000's)
Outstanding as of December 31, 2017	2,448,646	$5.71	$16,960
Granted	769,906	10.37	—
Exercised	(85,000)	2.91	717
Outstanding as of September 30, 2018	3,133,552	$7.00	$9,731
Exercisable as of September 30, 2018	1,813,360	$3.13	$8,192

Upon the change in the Company’s functional currency effective April 1, 2018, stock options previously classified as equity were classified as liabilities. On April 1, 2018, these options had a fair value of approximately $10.0 million which was recorded in stock-based compensation liability in the Company’s condensed consolidated balance sheet, of which approximately $4.2 million was reclassified from additional paid-in capital and the remainder was recorded as additional stock-based compensation expense in the Company’s condensed consolidated statement of operations. In June 2018, the Company’s Board of Directors’ approved the modification of all outstanding stock options with exercise prices denominated in CAD$ to convert the exercise prices of such options to USD$, subject to the consent of the holders of such options. On August 8, 2018, following the consent of option holders, the Company re-measured stock options for which its holders had consented to the modification and recorded $0.3 million reduction to stock-based compensation liability and reclassified $10.3 million from liability to equity. The incremental expense as a result of the modification was immaterial to the Company’s condensed consolidated statement of operations.

The following table summarizes the change in stock-based compensation liability on the Company’s condensed consolidated balance sheets for the six months ended September 30, 2018 (amounts in thousands):

Six Months Ended September 30, 2018
Fair value of stock-based compensation liability at April 1, 2018	$10,061
Exercise of stock options classified as stock-based compensation liability	(32)
Foreign exchange gain	(108)
Stock-based compensation expense	417
Reclassification to additional paid-in capital upon modification of stock options	(10,338)
Fair value of stock-based compensation liability at September 30, 2018	$-

The following table summarizes stock options outstanding and exercisable by employees and directors as of September 30, 2018:

		Stock Options
		Outstanding
		Remaining				Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Grant Date	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price	Post Modification [1]	Fair Value	Exercisable
360,000	June 18, 2019	0.71	$2.77	$6.62	$—	360,000
80,000	June 18, 2019	0.71	$2.77	$6.62	$—	80,000
20,000	December 8, 2019	1.19	$12.72	$2.18	$—	20,000
80,000	December 8, 2019	1.19	$12.72	$2.14	$—	80,000
20,000	March 16, 2020	1.46	$12.52	$2.43	$—	20,000
8,500	August 14, 2020	1.87	$3.79	$6.15	$—	8,500
150,000	October 21, 2020	2.06	$3.20	$6.57	$—	112,500
20,000	December 31, 2020	2.25	$4.48	$5.86	$—	20,000
595,000	July 13, 2020	1.78	$5.35	$5.18	$—	595,000
20,000	August 8, 2020	1.85	$4.98	$5.42	$—	20,000
617,000	April 17, 2027	8.54	$8.13	$7.54	$—	154,250
6,146	May 18, 2027	8.62	$7.35	$4.75	$—	4,610
10,000	May 18, 2027	8.62	$7.35	$7.65	$—	2,500
30,000	August 8, 2027	8.85	$10.38	$7.38	$—	7,500
40,000	April 9, 2028	9.52	$9.03	$8.01	$—	—
337,500	May 15, 2028	9.62	$10.99	$7.89	$—	48,750
150,000	July 9, 2028	9.77	$9.69	$—	$6.83	—
114,229	August 22, 2028	9.89	$10.23	$—	$7.21	—
13,177	September 4, 2028	9.92	$10.19	$—	$7.19	—
50,000	September 10, 2028	9.94	$10.34	$—	$7.30	—
50,000	September 24, 2028	9.98	$9.71	$—	$6.79	—
2,771,552						1,533,610

1. Reflects fair value of modified stock options on August 8, 2018.

As of September 30, 2018 and 2017, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $8.0 million and $4.1 million, respectively, to be recognized over a weighted-average remaining vesting period of approximately 3.0 years and 2.7 years, respectively. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

During the fourth quarter of 2017, upon a review of the Company’s equity compensation awards granted under the 2016 Plan it determined that the Company had inadvertently exceeded the annual per-person sub-limits involving an option award previously granted to a current executive officer. The aggregate amount of common stock represented by this excess award was 60,000 shares. This excess award was deemed to have been granted outside of the 2016 Plan and, as such, the Company applied liability accounting to the award. As a result, this excess award was to be re-measured at the end of each reporting period until such time that the Company’s shareholders approved the excess award, at which time the liability would be reclassified to equity. On June 28, 2018, the Company’s shareholders approved the excess award. On August 8, 2018, upon the modification of the exercise price of this stock option to convert such exercise price from CAD$ to USD$ as described above this excess award was re-measured again and reclassified from liability to equity for the portion of the option that had vested.

The fair value of liability-classified stock options recorded as stock-based compensation liability for employees and directors as of August 8, 2018 and April 1, 2018 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	August 8, 2018	April 1, 2018
Stock price	CAD $12.14	CAD $12.87
Exercise price	CAD $8.81	CAD $7.72
Expected term	4.96 years	4.23 years
Expected volatility	76.34%	72.56%
Risk-free interest rate	2.20%	1.84%
Dividend rate	0.00%	0.00%

Non-Employee Stock Options

The following table summarizes stock options outstanding and exercisable by non-employees as of September 30, 2018:

		Stock Options
		Outstanding
		Remaining				Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Grant Date	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price	Post Modification [1]	Fair Value	Exercisable
80,000	June 18, 2019	0.71	$2.77	$6.62		80,000
30,000	December 8, 2019	1.19	$12.72	$2.18		30,000
77,000	October 3, 2020	2.01	$5.15	$5.35		36,000
110,000	October 28, 2020	2.08	$3.18	$6.59		110,000
20,000	May 18, 2027	8.62	$7.35	$7.65		5,000
15,000	August 8, 2027	8.85	$10.38	$7.38		3,750
15,000	November 6, 2027	9.09	$16.20	$6.98		—
15,000	August 22, 2028	9.89	$10.23		$8.87	15,000
362,000						279,750

1. Reflects fair value of modified stock options on August 8, 2018.

The fair value of liability-classified stock options recorded as stock-based compensation liability for non-employees as of August 8, 2018 and April 1, 2018 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	August 8, 2018	April 1, 2018
Stock price	CAD $12.14	CAD $12.87
Exercise price	CAD $7.13	CAD $7.12
Expected term	3.62 years	3.95 years
Expected volatility	69.26%	70.59%
Risk-free interest rate	2.18%	1.92%
Dividend rate	0.00%	0.00%

As of September 30, 2018 and 2017, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees, was $0.1 million and $1.9 million, respectively, to be recognized over a weighted-average remaining vesting period of approximately 2.4 years and 3.7 years, respectively. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

During the third quarter of 2018 following the modification of stock options from CAD$ to USD$, stock options awarded to non-employees that are performing services for NHC were no longer being accounted for as derivative financial instruments. As a result, following the remeasurement of non-employee stock options on August 8, 2018, vested non-employee stock options were reclassified from liability to equity.

The following table summarizes non-employee stock options that had been accounted for as derivative financial instruments for the nine months ended September 30, 2018 (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Fair value of non-employee options at beginning of period	$2,637	$1,617
Exercise of non-employee options	(737)	—
Foreign exchange gains	(38)	—
Change in fair value of non-employee stock options during the period	(656)	1,768
Reclassification to additional paid-in capital	(1,206)	—
Fair value of non-employee options at end of period	$-	$3,385

The fair value of non-employee stock options previously classified as derivative financial instruments as of August 8, 2018 and September 30, 2017 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	August 8, 2018	September 30, 2017
Stock price	CAD $12.14	CAD $17.70
Exercise price	CAD $4.83	CAD $6.15
Expected term	0.93 years	1.84 years
Expected volatility	73.18%	60.77%
Risk-free interest rate	1.95%	1.52%
Dividend rate	0.00%	0.00%

Restricted Stock Units

During the second quarter of 2017, the Company granted restricted stock units (“RSUs”) to certain employees under the 2016 Plan that vest over a three-year period, with 25% vested immediately. The fair value of the restricted stock units was based on the closing price of the Company’s common stock on the date of grant. As of September 30, 2018, the Company had 964 RSUs outstanding with a weighted average grant date fair value of CAD$10.00 per share. For the nine months ended September 30, 2018, the Company issued 705 net shares of common stock (net of tax withholding of 258 shares) in settlement of vested RSUs.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$208	$121	$745	$252
General and administrative	317	553	6,500	1,212
Total	$525	$674	$7,245	$1,464

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	September 30, 2018	December 31, 2017
Employees benefits	$433	$442
Professional services	260	88
Legal expense	277	343
Advance from U.S Army	233	233
Rent	100	97
Severance	—	38
Other	1	1
	$1,304	$1,242

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

The future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows (amounts in thousands):

For the Period Ending December 31,
2018 (remaining three months)	$60
2019	246
2020	253
2021	260
2022	267
Thereafter	12
$1,098
(e)

On December 29, 2017, NHC, a wholly owned subsidiary of the Company entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement will be for three-years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. During the third quarter of 2018, the Company provided an initial forecast to Key Tronic to deliver initial launch quantities of approximately $1.0 million.

(f)

In September 2018, the Company’s wholly owned subsidiaries NHC and Helius Canada entered into an exclusive strategic and distribution alliance with HealthTech Connex, Inc. (“HTC”), a health technology company located in Surrey, BC, Canada and Heuro Canada Inc. (“Heuro”) a wholly owned subsidiary of HTC, to generate a model for the PoNS Treatment that would be transferable to other neuroplasticity clinics in Canada. Under the terms of the agreement, Heuro will be responsible for commercializing the PoNS Treatment in Canada during the initial term with a goal of engaging three founding clinics. The agreement also includes a supply arrangement whereby Heuro shall order and the Company shall invoice Heuro for the PoNS device. The agreement also provide for HTC to pay the Company CAD$0.8 million in partial consideration for the exclusivity right granted by the Company to Heuro, over a three year period. The Company has also agreed to fund up to CAD$1.0 million of Heuro’s operating budget as agreed upon by a joint steering committee but not to exceed 50% of the operating budget associated with this arrangement and also share in the net profit/loss of Heuro as will be defined on a 50/50 basis with HTC. The term of this agreement is the earlier of five years or the formal adoption of a clinical expansion plan which is expected to be within the first year. As of September 30, 2018, the Company had recorded CAD$0.2 million in accounts payable for its share of estimated costs incurred by Heuro and recorded an additional $0.2 million expenses incurred by the Company in performing services on behalf of Heuro.

7.    VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 – Consolidation (“ASC 810”), an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in its condensed consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and
•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

The Company regularly assesses its relationships with contractual third party and other entities for potential VIE’s. In making this assessment, the Company considers the potential that its contracts or other arrangements provide subordinated financial support, absorb losses or rights to residual returns of the entity and the ability to directly or indirectly make decisions about the entity’s activities. If the Company determines that it is the primary beneficiary of a VIE, the Company consolidates the statements of operations and financial condition of the VIE into its condensed consolidated financial statements.

Unconsolidated Variable Interest Entity

The Company utilized the consolidation guidance under ASC 810 to determine whether Heuro was a VIE, and if so, whether the Company was the primary beneficiary of Heuro (see Note 6(f)). As of September 30, 2018, the Company concluded that Heuro is a VIE based on the fact that the equity investment at risk in Heuro is not sufficient. The Company’s variable interests in Heuro arise from a profit sharing arrangement with Heuro. In determining whether the Company is the primary beneficiary and whether the Company has the right to receive benefits and the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluated its economic interest in Heuro.

This evaluation considered all relevant factors of Heuro’s structure, including its capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have the potential to be economically significant. Following the guidance in ASC 810, although the Company has the obligation to absorb losses as of September 30, 2018, the Company concluded that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly affect the economic performance of Heuro. The significant economic activities identified were financing activities, research and development activities, commercialization activities, supply and distribution activities, business strategy activities and clinic expansion activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests and control was a matter that required the exercise of professional judgement. Accordingly, as of September 30, 2018, the Company did not consolidate Heuro in its condensed consolidated financial statements.

8.    RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2018 and 2017, the Company paid $25 thousand and $0 respectively, in consulting fees to a director of the Company. During the nine months ended September 30, 2018 and 2017, the Company paid $34 thousand and $21 thousand, respectively, in consulting fees to two directors of the Company. As of September 30, 2018, the Company owed $4 thousand to a director for consulting services.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media received $15,000 per month. During the first quarter of 2018, the Company terminated its agreement with Montel Media. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock. The Company paid Montel Media $45 thousand and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively, and $0 and $45 thousand during the three months ended September 30, 2018 and 2017, respectively pursuant to the consulting agreement.

For the three months ended September 30, 2018, a benefit of $17 thousand, which included a foreign exchange gain of $5 thousand compared to an expense of $1.4 million for the three months ended September 30, 2017, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device.

For the nine months ended September 30, 2018, a benefit of $0.3 million, which included a foreign exchange gain of $18 thousand compared to an expense of $1.5 million for the nine months ended September 30, 2017, was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device.

The Company’s Chief Medical Officer is a founding member of Clinvue LLC, (“Clinvue”), a company that provides regulatory advisory services to the Company. For the three months ended September 30, 2018 and 2017, the Company made no payment to Clinvue for consulting services. For the nine months ended September 30, 2018 and 2017, the Company paid Clinvue approximately $0.1 million and $17 thousand, respectively, for consulting services.

In connection with the December 2017 financing, the Company’s Chief Executive Officer, its Chief Financial Officer/Chief Operating Officer, two directors and A&B (HK) Company Ltd. a greater than 5% owner of the Company’s outstanding common stock subscribed for units in the December 2017 financing.

The following table summarizes the participation of these individuals and entities in the December 2017 financing (subscription amounts in thousands):

	Units Purchased	Subscription Amount
A&B (HK) Company Ltd.	204,081	$2,000
Director 1	76,530	750
Director 2	51,019	500
CEO	25,510	250
CFO/COO	15,816	155
	372,956	$3,655

9.    SOLE-SOURCE COST-SHARING AGREEMENT

In July 2015, the Company entered into a sole source cost sharing agreement with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC will reimburse the Company up to a maximum of $3.0 million to conduct a registrational trial investigating the safety and effectiveness of the PoNS device for the treatment of chronic balance deficits due to mild to moderate traumatic brain injury. Reimbursement of expenses under the agreement is based on a schedule of milestones related to the completion of subjects in the trial. The original contract expired on December 31, 2016; however, the Company extended the contract agreement through

December 31, 2017. On November 7, 2017, the Company received another extension of the contract agreement to December 31, 2018. As of September 30, 2018, the Company has received a total of $3.0 million with respect to expenses reimbursed for amounts owed to the Company for completion of development milestones, of which $0.2 million of the total received has been recorded as an advance against the fifth and final milestone. All reimbursement amounts received are credited directly to the accounts in which the original expense is recorded, including research and development, wages and salaries, and legal expenses. In addition, during the third quarter of 2017, the Company announced the execution of an extension to its Cooperative Research and Development Agreement (“CRADA”) with the USAMRMC through 2018 and extended the deadline for commercialization of the PoNS device to December 31, 2021.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Neurohabilitation Corporation, or NHC, and Helius Medical Technologies (Canada), Inc. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC, on March 12, 2018, or our 2017 Annual Report. All financial information is stated in U.S. dollars unless otherwise specified. Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, its ability to maintain and enforce its intellectual property rights, government regulations, operating costs, and its ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the “Risk Factors” sections of our 2017 Annual Report and this report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our 2017 Annual Report and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with its unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Helius Medical Technologies, Inc. (the “Company”) is a neurotech company focused on neurological wellness. Our purpose is to develop, license and acquire unique and non-invasive platform technologies that amplify the brain’s ability to heal itself.

Our first product in development, known as the portable neuromodulation stimulator or PoNS®, is an investigational, non-invasive, medical device currently under review by the FDA for clearance to improve balance in patients following a mild-to-moderate traumatic brain injury (mTBI) when combined with targeted physical therapy. The PoNS Treatment is the first and only tongue-delivered neuromodulation that combines stimulation of cranial nerves with physical and cognitive therapy to restore lost neurological function.

Business Update

During the third quarter of 2018, we submitted a request with the FDA for de novo classification and 510(k) clearance of the PoNS device. Our request for de novo classification and 510(k) clearance is supported by clinical data on 163 patients from two double-blind, randomized, controlled trials demonstrating the PoNS device’s safety and efficacy. In addition, during the third quarter of 2018, we also submitted an application for a Class II medical device license to Health Canada to market the PoNS device. In October 2018, we received a medical device license from Health Canada which authorizes us to market our PoNS device as a Class II medical device in Canada.

During the third quarter, we also announced our partnership with the Ohio State University Wexner Medical Center, a leading neurohabilitation center located in Columbus, OH, to establish our first clinical experience program, or CEP, and in October 2018, we announced another partnership with Northwell Health’s Feinstein Institute for Medical Research in Manhasset, NY, to establish our second CEP for our PoNS device. Our CEPs are being sponsored by us to be implemented in partnership with leading neurohabilitation centers in the U.S., including academic and research institutions as well as hospital systems. We expect the clinical experience programs to allow us to offer an open label clinical study of our PoNS therapy in patients suffering from chronic balance deficit due to mild- to moderate-traumatic brain injury, or TBI in a real-world clinical setting in advance of a 510(k) clearance of our PoNS device by the FDA. We expect our CEPs to be an important component of our pre-regulatory clearance activities, as we expect them to enable us to build relationship with leading, neurohabilitation centers and key opinion leaders in the area of TBI, generate clinical evidence and gain real-world experience in the use of the PoNS device. Patient recruitment at both sites is expected to begin during the fourth quarter of 2018.

In September 2018, we entered into an exclusive strategic and distribution alliance with HealthTech Connex, Inc. (“HTC”), a health technology company located in Surrey, BC, Canada and Heuro Canada Inc. (“Heuro”) a wholly owned subsidiary of HTC, to generate a model for the PoNS Treatment that would be transferable to other neuroplasticity clinics in Canada. Under the terms of the agreement, Heuro will be responsible for commercializing the PoNS Treatment in Canada during the initial term with a goal of engaging three founding clinics. The agreement also includes a supply arrangement whereby Heuro shall order and we shall invoice Heuro for the PoNS device. In November 2018, Heuro engaged with two of the founding clinics and we expect these clinics to be operational in the fourth quarter of 2018 and expect to begin treating patients in Canada in the first quarter of 2019.

We also expect to submit applications for marketing authorizations in Europe and Australia during the fourth quarter of 2018.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended
	September 30,
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	2,309	3,798	(1,489)
General and administrative	2,581	2,172	409
Total operating expenses	4,890	5,970	(1,080)
Loss from operations	(4,890)	(5,970)	1,080
Other income (expense):
Other income	4	—	4
Change in fair value of derivative financial instruments	368	(5,960)	6,328
Foreign exchange gain (loss)	1	(1,008)	1,009
Total other income (expense)	373	(6,968)	7,341
Net loss	$(4,517)	$(12,938)	$8,421

Revenue

During the three months ended September 30, 2018 and 2017, we did not generate any revenue.

Research and Development Expense

Research and development or R&D expenses were $2.3 million during the three months ended September 30, 2018 compared to $3.8 million during the three months ended September 30, 2017, a decrease of $1.5 million. The decrease was primarily driven by a $1.2 million reduction in clinical trial expenses as we completed our registrational clinical trial during the third quarter of 2017 and a $1.1 million reduction in product development costs due to the completion of the design and development work on the PoNS device. These decreases were partially offset by higher consulting expenses of $0.4 million, higher regulatory fees of $0.1 million as we prepared our FDA submission. In addition, wages and salaries increased by approximately $0.2 million.

General and Administrative Expense

General and administrative or G&A expenses were $2.6 million during the three months ended September 30, 2018 compared to $2.2 million during the three months ended September 30, 2017, an increase of $0.4 million. The increase was primarily due to $0.2 million in higher wages and salaries and $0.4 million increase in consulting expenses relating to our commercial infrastructure build out, partially offset by $0.2 million reduction in stock-based compensation expense.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $0.4 million during the three months ended September 30, 2018 compared to a loss of $6.0 million during the three months ended September 30, 2017.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period, as we reclassified non-employee options previously recorded as derivative financial instruments to equity (see Note 3 to our condensed consolidated financial statements included elsewhere in this report). The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain (Loss)

Foreign exchange gain was $1 thousand during the three months ended September 30, 2018 compared to a loss of $1.0 million during the three months ended September 30, 2017. This was primarily due to the amount of Canadian dollars held at the end of each reporting period, coupled with the change in our functional currency from CAD$ to USD$.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,781	11,121	(3,340)
General and administrative	13,632	5,862	7,770
Total operating expenses	21,413	16,983	4,430
Loss from operations	(21,413)	(16,983)	(4,430)
Other income (expense):
Other income	63	—	63
Change in fair value of derivative financial instruments	(3,356)	(5,452)	2,096
Foreign exchange gain (loss)	1,198	(1,860)	3,058
Total other expense	(2,095)	(7,312)	5,217
Net loss	$(23,508)	$(24,295)	$787

Revenue

During the nine months ended September 30, 2018 and 2017, we did not generate any revenue.

Research and Development Expense

R&D expenses were $7.8 million during the nine months ended September 30, 2018 compared to $11.1 million during the nine months ended September 30, 2017. The decrease of $3.3 million was primarily attributable to a reduction in clinical trial expenses as we completed our registrational clinical trial during the third quarter of 2017.

General and Administrative Expense

G&A expenses were $13.6 million during the nine months ended September 30, 2018 compared to $5.9 million during the nine months ended September 30, 2017 an increase of $7.7 million. The increase was primarily due to higher stock-based compensation expense of $5.3 million in 2018, which was mainly the result of the change in our functional currency (as described in Note 4 to our condensed consolidated financial statements included elsewhere in this report). Legal and other professional services expenses increased by $1.3 million compared to the nine months ended September 30, 2017, primarily driven by a $0.9 million increase from expenses incurred in connection with the April 2018 offering that were allocated to the liability-classified warrants issued in the offering. Rent and other office expense also increased by $0.3 million in 2018 as we moved into our new corporate office space during the third quarter of 2017. Commercial operations expenses, including wages and salaries increased by $0.8 million in 2018 as we continue to build our commercial operation infrastructure in anticipation of device clearance from the FDA.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a loss of $3.4 million during the nine months ended September 30, 2018 compared to a loss of $5.5 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded a $3.3 million loss from the change in fair value of warrants that were previously classified in equity which have now been reclassified as derivative financial instruments as a result of a change in our functional currency. In addition, we recorded a $3.3 million loss from the change in fair value of warrants issued in our April 2018 offering as these warrants are also recorded as derivative financial instruments.

These losses were partially offset by a $2.0 million gain from the change in fair value of warrants that were previously classified as derivative financial instruments that are now classified in equity due to the change in our functional currency, a $0.7 million gain from the change in fair value of certain of our non-employee stock options that were previously classified as derivative financial instruments and a $0.5 million gain from the change in the fair value of our warrants issued in our April 2016 offering.

The change in fair value of derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange gain was $1.2 million during the nine months ended September 30, 2018 compared to a loss of $1.9 million during the nine months ended September 30, 2017. This was primarily due to fluctuations in the foreign exchange rate as related to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net cash used in operating activities	$(14,476)	$(14,239)	$(237)
Net cash used in investing activities	(425)	(181)	(244)
Net cash provided by financing activities	21,692	14,210	7,482
Effect of exchange rate changes on cash	44	158	(114)
Net increase (decrease) in cash	$6,835	$(52)	$6,887

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $14.5 million. This was comprised of a net loss of $23.5 million and net cash used in changes in operating assets and liabilities of $0.4 million, adjusted for non-cash items including the change in fair value of derivative financial instruments of $3.4 million, and stock-based compensation expense of $7.2 million, which amounts were partially offset by unrealized foreign exchange gains of $1.3 million.

Net cash used in operating activities during the nine months ended September 30, 2017 was $14.2 million. This was comprised of a net loss of $24.3 million adjusted for non-cash items including stock-based compensation expense of $1.5 million, unrealized foreign exchange loss of $1.8 million, change in fair value of derivative financial instruments of $5.5 million and net cash provided by changes in operating assets and liabilities of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $0.4 million, which was primarily related to the purchase of furniture and fixtures for our office as well as laser marking equipment.

Net cash used in investing activities during the nine months ended September 30, 2017 was $0.2 million, which was primarily related to leasehold improvements expenditure for our office.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $21.7 million, which was comprised of $18.4 million received from the sale of 2,463,185 shares of our common stock and accompanying warrants in our April 2018 public offering. In addition, we received $4.6 million in proceeds from the exercise of stock options and warrants. These amounts were partially offset by $1.3 million in share issuance costs incurred primarily in connection with the April 2018 public offering.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $14.2 million, which was comprised of $14.5 million received from the sale of 6,555,000 shares of our common stock in our February 2017 public offering and 4,000,000 shares of our common stock in our June 2017 private placement, as well as $0.9 million received from the exercise of stock options and warrants. These amounts were partially offset by $1.2 million in share issuance costs incurred in connection with our February 2017 public offering.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of options and warrant. From June 2014 through September 30, 2018, we raised approximately $73.9 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of options and warrants, including $18.4 million in gross proceeds from our April 2018 public offering.

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

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Cash	$12,397	$5,562
Working capital	$9,245	$1,897

We currently have limited working capital and liquid assets. Our cash as of September 30, 2018 was approximately $12.4 million. To date, we have not generated any revenue from the commercial sale of products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially-viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, our ability to generate significant revenue in the future is also dependent upon the receipt of FDA marketing authorization of the PoNS device for treating balance disorder associated with mild- to moderate-TBI.

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

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2017 Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2017 Annual Report, other than the changes described in Note 6, “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

To the best of management’s knowledge, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition other than that described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2017 Annual Report. There have been no changes in critical accounting policies in the current year from those described in our 2017 Annual Report.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the potential impact of the standard on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance specifies that Topic 718 will be applied to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. During the third quarter of 2018, we early adopted the standard and the adoption did not have any material impact on our condensed consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendment expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendment, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate that our first presentation of changes in stockholders’ equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2017 Annual Report. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report, as updated below, which could materially affect our business, financial condition and/or operating results. The risks described in our 2017 Annual Report, as updated below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

If we fail to obtain FDA authorization for commercialization of or otherwise fail to ensure that the PoNS device is available for purchase by the U.S. Government by December 31, 2021, we are subject to significant risk of loss of data and proprietary rights and to certain contractual penalties.

Under the CRADA, if we fail to obtain FDA marketing authorization of the PoNS device by December 31, 2021 we would be in breach of the CRADA should we and the army decide not to extend the CRADA termination date. In addition, if we fail to ensure commercialization of the PoNS Treatment is available for purchase by the U.S. Government by December 31, 2021, we may forfeit the right to pursue commercialization on our own. Specifically, if we do not commercialize the PoNS by December 31, 2021, we may be required to (i) transfer possession, ownership and sponsorship of any regulatory application, and correspondence supporting the PoNS technology to the USAMRMC and (ii) provide the U.S. Government with a non-exclusive, irrevocable license to any patent, copyright, data rights, proprietary information and regulatory information, in order to permit the U.S. Government to pursue commercialization on its own. Any such loss of our ability to exclusively market and sell the PoNS Treatment would have a material adverse effect on our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2018, we issued 50 shares of common stock upon the exercise of warrants at an exercise price of CAD$7.50 per share. The issuance of these securities was exempt from registration pursuant to Regulation S of the Securities Act as an offering outside the United States.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)
10.1	Employment agreement between Helius Medical Technologies, Inc. and Jennifer Laux, dated July 9, 2018, (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 9, 2018)
10.2	2018 Omnibus Incentive Plan, as amended *
10.3	2018 Omnibus Incentive Plan Form of Option Grant Agreement *
10.4	2018 Omnibus Incentive Plan Form of Restricted Stock Unit Grant Agreement *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: November 8, 2018	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: November 8, 2018	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer)