Form 10-K
period 2018-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2019-03-14
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to _____

Commission File No. 001-38445

HELIUS MEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4787690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

642 Newtown Yardley Road, Suite 100
Newtown, Pennsylvania, 18940
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 944-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 29, 2018, based on the closing price on that date of $9.52, was approximately $195,087,924. As of March 12, 2019, there were 25,834,180 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

In this Annual Report on Form 10-K, unless otherwise specified, references to “we,” “us,” “our,” “Helius” or “the Company” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Helius Medical, Inc, Helius NeuroRehab, Inc. and Helius Medical Technologies (Canada), Inc., unless the context otherwise requires. All financial information is stated in U.S. dollars unless otherwise specified. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

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

The forward-looking statements in this Annual Report include but are not limited to statements relating to: clinical development plans, product development activities, other products not yet developed or acquired, our product candidate success, plans for U.S. Food and Drug Administration, or FDA, filings and their subsequent approvals, other foreign or domestic regulatory filings by us or our collaboration partners, including filings with CE Mark and the Therapeutic Goods Administration, our ability to commercialize the product(s), either independently or with collaboration partners, the safety and effectiveness of our PoNS device, the timeline for our improvement plans, our market awareness, our ability to compete effectively, the ability and limitation of our manufacturing source(s), our distribution network, the adequacy of our intellectual property protection, our future patent approvals, potential infringement of our intellectual property, future litigation waged against us and its outcome, any product liability we may incur, the sufficiency of our operating insurance, including sufficient product liability insurance, our limited operating history, our dependence on a small number of employees, employee conflicts of interest, our dependence on outside scientists and third party research institutions, our future expenses and cash flow, our ability to become profitable, our future financing arrangements, our ability to accurately report our financial position, our accountants’ future perspective including any going concerns, our ability to maintain effective internal controls, any future stock price, the potential dilution of the stock from future sales of the Company’s equity securities, future disclosure requirements, future regulatory risks, our relationship with the U.S. Army, our ability to build the necessary commercial infrastructure and to use existing reimbursement codes or receive reimbursement codes from the American Medical Association and the U.S. Department of Health and Human Services, and our ability to receive reimbursement coverage under Medicare, Medicaid or under other insurance plans. These and additional risks and uncertainties are more fully described in this Annual Report and our other public filings with the Securities and Exchange Commission or the SEC.

Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions at the time they were made, they are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from such forward-looking statements. Factors that could cause the actual results to differ materially from those in the forward-looking statements include future economic, competitive, reimbursement and regulatory conditions; new product introductions, demographic trends, the intellectual property landscape, litigation, financial market conditions, continued availability of capital, and, future business decisions made by us and our competitors. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements. Undue reliance should not be placed on forward looking statements, which speak only as of the date they are made. Except as required by applicable securities laws, we undertake no obligation to update or alter these forward-looking statements (and expressly disclaims any such intention or obligation to do so) in the event that management's beliefs, estimates, opinions, or other factors should change.

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

Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

Our first product, the Portable Neuromodulation Stimulator, or PoNS™, is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury, or mmTBI, and is an  investigational, non-invasive, medical device for which we have submitted an application for marketing authorization to the U.S. Food and Drug Administration, or FDA, and for a CE mark in the European Union, or EU, to improve balance in patients following a mmTBI. Our PoNS device, when combined with targeted physical and/or cognitive therapy, or the PoNS Treatment, is the first and only patented treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function.

On December 21, 2018, our wholly owned subsidiary NeuroHabilitation Corporation, or NHC, changed its name to Helius Medical, Inc, or HMI. On January 31, 2019, we formed another wholly owned subsidiary, Helius NeuroRehab, Inc., or HNR, a Delaware corporation, which will operate a clinical research site as well as a rehabilitation clinic that will provide the PoNS Treatment to patients with balance and gait disorder following our receipt of marketing authorization from the FDA.

Overview of mmTBI and Current Available Treatments

There are an estimated 14.5 million people globally, with over 1.5 million in the United States and 350,000 in Canada, living with chronic balance deficit due to mmTBI. Every year in Canada and the United States there are approximately 20,000 and 420,000 newly diagnosed mmTBIs, respectively, resulting in chronic balance deficit. This condition often has a significant impact on one’s quality of life, negatively affecting independence, employability, productivity, mental health and participation in the community. Following a brain injury, people often require rehabilitation for associated motor, cognitive and behavioral impairments and may work with a multi-disciplinary team of rehabilitation professionals. The current standard of care to address balance issues following a mmTBI is physical therapy. While physical therapy can help to promote balance recovery, individuals are often unable to return to their full function and are left living with a chronic balance deficit.

Prior to the development of the PoNS device, there were no treatments available that were clinically proven and indicated to treat long-term balance issues. A few studies have suggested that physical therapy aimed at improving balance and gait may be mildly effective for rehabilitation in the mmTBI population. However, to our knowledge, no mid-to-late stage clinical studies have reported improvements in function of the magnitude that would be considered evidence of systematic recovery of normal function, nor have any studies proven that physical therapy alone has a lasting effect on balance and gait. Given the small number of published studies, the small number of patients enrolled in the studies of which we are aware, the varying range of interventional protocols employed in such studies and the lower levels of study design, it is difficult to draw any conclusions regarding the effectiveness and dosing parameters of using physical therapy alone to treat the many people who live with chronic balance problems after an mmTBI. Consequently, we believe that there is a large potential commercial opportunity for the PoNS Treatment in the treatment of chronic balance deficit due to mmTBI. Our goal is to establish the PoNS Treatment as the standard of care for this condition all over the world.

PoNS Treatment

The PoNS Treatment consists of an investigational medical device (comprised of an electric pulse generator and a replaceable mouthpiece) delivering neurostimulation combined with targeted physical and/or cognitive therapy. Neurostimulation is delivered through specially patterned electrical stimulation developed to deliver nerve impulses to the brain through 143 gold-plated electrodes on the mouthpiece, which is placed on the tongue. The PoNS Treatment consists of  20-minute sessions of electrical stimulation through the tongue, called translingual neurostimulation, coupled with targeted physical and/or cognitive therapy consisting of condition specific exercises for movement control, balance and gait training, and breathing and awareness training that are designed to focus on the individual patient’s functional deficits. Clinical research has shown that translingual neurostimulation activates two major cranial nerves – the lingual nerve, a part of the trigeminal nerve, and the chorda tympani, a part of the facial nerve. Electrical stimulation of the cranial nerves creates a flow of neural impulses that are then delivered directly into the brain stem and cerebellum – the main control centers for multiple life functions including sensory perception and movement. From the brain stem, these impulses travel throughout the brain and activate or reactivate neurons and structures involved in human function. Researchers believe that targeted physical therapy with neurostimulation can initiate a sequential cascade of changes in the neuronal network, supporting the rebuilding and restructuring

(neuroplasticity) of fundamental connections between the anatomical components of the brain.  The PoNS device is also a smart device with built in technology to allow for tracking of the patient’s use, including time and intensity of treatments.

Design

The PoNS device is ergonomically designed for patient comfort, is relatively light, contains a replaceable hygienic mouthpiece and a rechargeable battery with built-in technology that allows for technical data logging and communications. See Figure 1.

Figure 1

The portable neuromodulation stimulator, PoNS device

The mouthpiece of the PoNS device is held lightly in place by the lips and teeth around the neck of the tab that goes into the mouth and rests on the anterior and superior part of the tongue. See Figure 2.

Figure 2

A rechargeable lithium polymer battery with built-in charge safety circuitry provides power. While the voltage and pulse timing to each electrode are programmed into the device and cannot be altered, the user can adjust the stimulus intensity, which is achieved by adjusting the electrical pulse width. The sensation produced by the mouthpiece is similar to the feeling of drinking a carbonated beverage. The patented waveform is specifically designed to minimize the potential for tissue irritation.

Concurrent Use With Targeted Physical and/or Cognitive Therapy

We have designed the PoNS Treatment whereby translingual neurostimulation is performed in conjunction with targeted physical and/or cognitive therapy. The PoNS Treatment training sessions will typically initially commence with twice a day sessions for two weeks in an outpatient physical therapy clinic, or PTC, and will be performed under the supervision of a PoNS-certified physical therapist. In-clinic treatment will be followed by use by the patient at home. Upon completion of the in-clinic portion of the PoNS Treatment, we expect patients will be monitored throughout their home treatment by their physician or at the PTC. The PoNS device has a design feature that stops delivering treatment every 14 weeks, thus requiring patients to return to their physician or PTC for assessment of their progress, reestablishment of challenging physical therapy to achieve higher goals and download of utilization data (duration and intensity of use). We believe the utilization data will be helpful for reimbursement and future research. At that time, the PoNS device can also be inspected visually by the physician or physical therapist, reset for another 14 weeks of treatment if necessary, and the mouthpiece replaced. This model is expected to ensure proper support for patients in the early phase of their treatment and to enhance the healthcare professional-patient relationship.

We expect physicians will be educated on how to prescribe the PoNS Treatment by our members of our medical affairs team. We anticipate supporting the launch of the PoNS Treatment with the development and implementation of a hub services center with online and offline elements to help facilitate the healthcare transaction.

PoNS Trials in TBI

PoNS Registrational Clinical Trial

We completed our registrational clinical trial of the PoNS Treatment for persons with mmTBI in 2017. It was a double-blind randomized, controlled study of the safety and effectiveness of the PoNS Treatment using translingual noninvasive stimulation in persons with chronic balance deficit due to mmTBI.

The trial was launched in 2015 in conjunction with the U.S. Army Medical Research and Materiel Command and was conducted at seven sites in the United States and Canada. The trial evaluated 122 randomized participants between the ages of 18 and 65 years. Each participant received five weeks of treatment, two weeks in clinic and three weeks at home. The treatment consisted of standardized targeted physical therapy geared toward the functional capability of each individual participant. Enrolled participants worked with a certified PoNS trainer and were randomized to receive either a high-frequency pulse, or HFP, (25.7 million pulses per 20-minute treatment) or a low-frequency pulse, or LFP, (13,728 pulses per 20-minute treatment) PoNS device.  While the HFP and the LFP devices were identical, the frequency of the pulses were different.

Trial Design

All participants provided a prior neuroradiologic report (obtained at least one year after the most recent mmTBI), if available, and completed demographic and quality of life surveys and a medical history during an initial screening visit.  Participants who met the initial screening entrance criteria were scheduled for an MRI of the head, a neuropsychiatric evaluation, the NeuroCom Sensory Organization Test, or SOT, to evaluate balance, and a 20-minute walk on the treadmill to evaluate fitness.  Key eligibility criteria to participate in the study included the following:

•	Male or female, 18 to 65 years of age.
•	At least 1-year post most recent mmTBI at the time of screening.
•	Had participated in a focused physical rehabilitation program for mmTBI and had been deemed by their treating clinician to have reached a plateau.
•	Had a balance disorder SOT composite score of at least 16 points below the normative value for the participant’s age.
•	Stable neurologic status, as determined from the participant’s medical records and the trial physician’s opinion based on no new or changing symptoms.

Participants meeting all the eligibility criteria, and who were not disqualified by exclusion criteria applicable to the trial, were enrolled and randomly assigned in blocks of four to receive an HFP or LFP device.  Randomization occurred at each site, according to the randomization plan developed by the clinical research organization. An objective balance assessment was performed using the composite score from the SOT, which measures balance using computerized sensors that objectively measure participants’ ability to maintain balance under six different conditions. The SOT is a widely used measurement tool for balance disorder associated with TBI and was used as the primary efficacy endpoint for the trial. According to published clinical trial data, patients that received physical therapy alone to treat balance deficit related to mmTBI improved by an average of ten to 13 points on the SOT scale, a 0 to 100 scale, and clinical experience shows those patients tend to drift back to their baseline disability when physical therapy is discontinued.  On average, participants entered the trial with an SOT composite score of approximately 40, which is a score that indicates substantially compromised functional balance. In the trial, an SOT responder was defined as a participant with an improvement of at least 15 points in his/her SOT composite score from baseline to the end of five weeks of PoNS Treatment, a level of change that to our knowledge, has never been achieved in clinical trials of patients with mmTBI-related balance disorder undergoing standard of care physical therapy.

Trial Results

The trial’s statistical analysis plan stated  that, if  the outcome of the primary effectiveness endpoint showed that PoNS Treatment in the HFP and LFP arms both produced responses of greater than 15 points on the SOT composite score that were not significantly different from one another, the secondary endpoint would be calculated by combining the two groups and comparing the response to baseline at week two and week five.  This would imply that both devices had a clinical effect.

The primary effectiveness endpoint demonstrated a trend toward a higher responder rate in the HFP arm (with 75.4% of subjects experiencing a greater than 15 point improvement on the SOT composite score) than in the LFP arm (with 60.7% of subjects experiencing a greater than 15 point improvement on the SOT composite score), p<0.081. The primary effectiveness endpoint was not reached because of the significant therapeutic effect observed in the LFP arm.  Because both arms produced responses of greater than 15 points on the SOT composite score that were not significantly different from one another, the secondary effectiveness endpoint was calculated per the statistical analysis plan, as described above.  The secondary effectiveness endpoints demonstrated statistically and clinically significant increases in SOT composite scores:

o	The mean improvement at two weeks for the pooled arms was 18.3 points, P<0.0005.
o	The mean improvement at five weeks for the pooled arms was 24.6 points, P<0.0005.

Since the majority of patients who have a chronic balance disorder associated with mmTBI are subjected to a higher risk of falls and headaches, the primary safety endpoint was an improvement in the frequency of falls as determined by daily event recording on the participant data case report form during the in-clinic phase of the study (week two).  The secondary safety endpoint was the frequency and severity of headaches, as measured by the Headache Disability Index at baseline and at the end of treatment, which was at week five.

o	We successfully met the primary and secondary safety endpoints as measured by a decrease in falls at week two a decrease in headaches at week five, respectively, in both treatment groups.
o	There were no serious device related adverse events.

PoNS Long-Term Treatment Trial: A 26-Week Study

This study was performed to understand the durability of response to the PoNS Treatment. This double-blind randomized controlled study in patients with mmTBI was completed in 2017 at the Tactile Communication Neurorehabilitation Laboratory at the University of Wisconsin-Madison and was sponsored by the U.S. Army. The study was conducted with 22 and 21 participants randomized to the HFP and LFP PoNS Treatment arms, respectively. Participants underwent 14 weeks of active treatment identical in format to the treatment regime in our registrational clinical trial described above, followed by a 12-week washout period when participants discontinued the PoNS Treatment and were told to resume normal daily lifestyles with no specified physical therapy regime. SOT composite scores were captured at specific time points throughout the study, including at 14 weeks and after the 12-week washout (26 weeks).

Highlights of the study results were as follows:

o	There was no statistical difference between the HFP and LFP PoNS Treatment arms mirroring the results of the registrational clinical trial.
o	On average, participants entered the study with an SOT composite score of approximately 40, which is a score that indicates substantially compromised functional balance.
o	At the end of 14 weeks of active treatment with the HFP PoNS arm, patients showed improvements on average of 29.7 points on the SOT composite score.
o	After the 12-week washout period, the participants, on average, maintained the same SOT composite score as after 14 weeks of PoNS treatment.

Conclusion:

o

The study demonstrated that the PoNS Treatment could, on average, allow patients with mmTBI who had chronic balance deficit and other injury-related functional disabilities, achieve an SOT composite score in the normal range in 14 weeks and maintain that benefit after a 12-week washout period. We believe that this data supports the durability of the response to the treatment and the potential restoration of the balance system. Furthermore, in a subset of nine participants, sequential magnetic resonance imaging, or MRI, scans were performed that showed increased grey matter volume in the cerebellum and elsewhere, commensurate with improved balance.

Overall Conclusion From the Two mmTBI Trials.

We believe the most significant observations from the two mmTBI trials are:

•	Our registrational and long-term treatment trials combined were the largest neuromodulation trials in mmTBI with neuromodulation ever performed.

•

Participants who had a profound, chronic balance disorder resistant to conventional physical therapy, and with a prognosis of a lifetime of this disability were, on average, in the normal range of balance following the 14 weeks of treatment.

•	In a subset of nine participants, MRI scans revealed structural changes in the brain resulting from the neuromodulation inducing neuroplastic effect.
•

The PoNS Treatment in one data set also resulted, on average, in patients maintaining the improvement for at least a 12-week period suggesting a permanent improvement in participants’ chronic balance issues.

•	There were no differences in clinical outcomes across the clinical trial sites performing both trials.
•	There were no differences at baseline in age, sex, time from injury, amount of previous physical therapy, level of disability or adherence to therapy in each of the treatment groups.
•	The difference in therapeutic effect noted between high and low frequency pulse groups suggests that there was an independent device effect.

Regulatory Submissions

In October 2018, we received our Canadian marketing authorization allowing us to commercialize the PoNS Treatment in Canada.

As part of the submission process for de novo classification and 510(k) clearance, the FDA encourages companies to engage in pre-submission meetings to obtain the agency’s perspective and feedback. In the second and third quarters of 2018, we met with the FDA in two pre-submission meetings, the first of which focused on the design verification testing used to support our submission, and the second of which focused on our clinical data. In August 2018, we submitted a request to the FDA for de novo classification and 510(k) clearance of the PoNS device. Our request incorporated feedback that we obtained from the FDA in the pre-submission meetings.

In January 2019, we received a request for additional information, or AI, from the FDA and the FDA placed its review on administrative hold until we submitted the requested information.  In March 2019, we submitted the information requested by FDA, which we expect will enable the FDA to resume its review for our de novo classification and 510(k) clearance.

In December 2018, we submitted an application for a CE Mark, which, if approved, would allow us to market the PoNS device in the EU.

Planned Studies

Multiple Sclerosis

According to the National Multiple Sclerosis Society, there are approximately one million individuals in the United States living with multiple sclerosis, or MS, for an annual economic cost of approximately $28 billion. Many of these patients experience balance problems and studies from several countries estimate that 50% to 70% of MS patients had reported falls within the past two to six months.

There have been two published studies of PoNS Treatment in participants with MS demonstrating improvements in balance and gait and in one, significant improvements in blood oxygen level-dependent functional MRI scans. Therefore we are interested in evaluating the potential of the PoNS Treatment to ameliorate symptoms in patients with MS. The FDA has determined that we must obtain an investigational device exemption, or IDE, prior to commencing any clinical trial of the PoNS Treatment in patients with MS in the United States.  We intend to commence a registrational clinical trial of the PoNS Treatment in MS patients with balance and gait deficit once we receive FDA clearance to market the PoNS Treatment for mmTBI, contingent on the availability of funding and the timing of our submission and approval of an IDE by the FDA.

Stroke

Stroke is the third leading cause of death in the United States, with approximately 795,000 annual episodes, resulting in approximately 140,000 deaths per year. The term “stroke” or “brain attack” implies brain tissue has been destroyed – because one of the vessels that provide oxygen and nutrients to the brain has ruptured or become blocked by atheromatous plaque or a blood clot traveling from elsewhere in the body, often due to an irregularly beating heart. Whichever mechanism leads to a stroke, the end result is the same; death of brain tissue and variable disability depending on what parts of the brain have been affected.  The disability may be the inability to feel or move a part of the body, to speak, think, or many other possible symptoms. Acute treatment includes drugs, interventional radiology or surgery to stop bleeding or remove blockages. Thereafter, therapy is focused on trying to help the patient recover use of disabled anatomy with physical therapy or learn to overcome disability with occupational therapy. A published study conducted by a researcher at the Royal Melbourne Hospital in Australia observed that patients with sub-acute stroke induced balance issues experienced a statistically significant improvement in the mini balance evaluation systems test, a clinical balance assessment tool, following PoNS Treatment compared to physiotherapy alone.  We are determining next steps for our studies of the PoNS Treatment for stroke patients, which are subject to the availability of funding.

Partnerships and Agreements

U.S. Army Partnership

In February 2013, we entered into a collaborative relationship with the U.S. Army pursuant to a February 2013 cooperative research and development agreement, as amended, or the CRADA, to determine if the PoNS Treatment could be developed for commercial use in the treatment of soldiers and others with a variety of military-relevant neurological manifestations of TBI, including tinnitus, post-traumatic stress disorder, pain and any subsequent indications identified by the parties.

In July 2015, we entered into a sole source cost sharing agreement, or the U.S. Army Agreement, with the U.S. Army for the commercial development of the PoNS Treatment for chronic balance deficits related to mmTBI. Pursuant to the U.S. Army Agreement, the laboratories of the U.S. Army Medical Material Agency, and the U.S. Army Medical Research and Materiel Command, or USAMRMC, (collectively, the “Army Laboratories”) agreed to cooperate with us on clinical studies and regulatory responsibilities necessary to obtain FDA marketing authorization for this indication.  Under the U.S. Army Agreement, we were the sole regulatory sponsor and oversaw and executed all required clinical studies. Further, the U.S. Army reimbursed us for the initially budgeted costs related to the registrational clinical trial of the safety and effectiveness of the PoNS Treatment for chronic balance deficits related to mmTBI, up to a maximum amount of $3.0 million.

In November 2018, the Army Laboratories notified us of their intention to terminate the CRADA, effective December 31, 2018.  In December 2018, the U.S. Army notified us that it was amending the U.S. Army Agreement to provide that our obligations under the contract were satisfied upon our submission of an application for marketing authorization of the PoNS device to the FDA.

Our satisfaction of the U.S. Army Agreement and the termination of the CRADA concluded our formal contractual relationships with the U.S. Army.  We are currently focusing on partnering with the relevant departments in the U.S. Department of Defense, or DOD, and U.S. Department of Veterans Affairs, or Veterans Affairs, to obtain reimbursement, upon FDA marketing authorization, for U.S. military personnel using our PoNS Treatment.

As of December 31, 2018, we received a total of approximately $3.0 million with respect to reimbursements for expenses owed to us for completion of development milestones. All reimbursement amounts received were credited directly to research and development expenses.

Canadian Strategic Alliance

In September 2018, we entered into an exclusive strategic alliance agreement with Health Tech Connex, Inc., or HTC, and Heuro Canada Inc., or Heuro, a newly formed wholly owned subsidiary of HTC, to establish three founding clinics to treat patients and create a replicable model for future clinic expansion. Under the terms of the agreement, Heuro is responsible for the development of the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The parties will contract with the clinics and develop a model for the clinics to deliver clinical services, featuring the PoNS Treatment, to manage neurological conditions. The parties are developing a clinical assessment plan to support the expansion of the neuroplasticity clinic system beyond the initial three founding clinics throughout Canada. The clinical assessment plan is a plan comprised of (i) the minimum criteria necessary for the parties to proceed with a clinical expansion plan and (ii) a framework for a replicable clinical model, which is anticipated to include among other things, policies and procedures, training modules, product distribution, storage and inventory requirements. The clinical expansion plan is a business plan for the expansion of the neuroplasticity clinic system beyond the initial three founding clinics throughout Canada through a franchise model.

A joint steering committee, or JSC, comprised of three representatives from each of HTC and Helius and one representative of Heuro, will oversee the establishment of the founding clinics and the development of the expansion plan to commercialize the PoNS Treatment and other clinical services. During the fourth quarter of 2018, the JSC approved and engaged two of the founding clinics to deliver the PoNS Treatment. In February 2019, we entered into supply agreements with these two founding clinics and we fulfilled our first commercial orders for the sale of the PoNS device. The founding clinics began treating patients in March 2019.

The agreement also provides for HTC to pay Helius CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. The term of the agreement is the earlier of September 2023 or the formal adoption of a clinical expansion plan. Under the terms of the agreement, each of Helius and HTC has agreed to fund up 50% of the Heuro’s operating budget as agreed to by the JSC not to exceed CAD$1 million each. Helius and HTC have also agreed to share in any net profits and losses of Heuro on a 50/50 basis.

A&B Asset Purchase Agreement

In October 2015, we entered into a strategic agreement with A&B (HK) Company Ltd., or A&B, an investment and development company based in Hong Kong for the development and commercialization of the PoNS Treatment in China, Hong Kong, Macau, Taiwan and Singapore, collectively referred to as the Territories. The agreement transferred ownership of certain our Asian patents, patent applications, and product support material for the PoNS device from us to A&B and granted to A&B, among other things, an exclusive license to market, promote, distribute and sell the PoNS devices solely within the Territories. Pursuant to the agreement, A&B has assumed all development, patent (both application and defense), future manufacturing, clinical trial, and regulatory clearance costs for the Territories. A&B and us will share and transfer ownership of any intellectual property or support material (developed by either party) for each of our respective geographies.

In connection with the agreement, A&B agreed to provide us with a $7.0 million funding commitment, consisting of an initial $2.0 million convertible promissory note and a $5.0 million funding commitment. On October 9, 2015, we received the conversion notice on the promissory note and, on November 10, 2015, we issued 416,666 shares of common stock at a price of $4.80 per share and 208,333 warrants exercisable at $7.20 per share for a period of three years from the date of issuance. On December 29, 2015, we drew down the $5.0 million funding commitment through the January 7, 2016 issuance of 1,111,111 shares of common stock at a price of $4.50 per share and 555,556 warrants exercisable at $6.75 per share for a period of three years from the date of issuance. In November 2017, A&B exercised 208,333 warrants at a price of $7.20 per share and we received gross proceeds of $1.5 million. During the first quarter of 2018, A&B exercised its remaining 555,556 warrants at a price of $6.75 per share and we received gross proceeds of $3.8 million.

In August 2018, A&B executed a transfer agreement whereby A&B transferred all the assets under the A&B asset purchase agreement with us to China Medical Systems, or CMS, Medical Limited, a Malaysian based Hong Kong listed company and an affiliate of A&B. In February 2019, we executed a novation deed whereby CMS Medical Limited irrevocably assigned and transferred all of its rights, obligations and assets under the transfer agreement to CMS Medical Hong Kong Limited, a Hong Kong-based investment holding company principally engaged in the manufacture, marketing, promotion and sales of pharmaceutical products. We are currently working with CMS in providing regulatory support of its application to the National Medical Products Administration for marketing authorization in China.

Russia Distribution Agreement

In November 2014, we signed a development and distribution agreement with Altair LLC to apply for registration and distribution of the PoNS device in the territories of the former Soviet Union. We will receive a 7% royalty on sales of the devices within the territories, but to date no sales have occurred.  The PoNS device has been approved in Russia and Uzbekistan as an authorized medical device for the treatment of cerebral palsy and other neurological conditions, but we have not delivered any commercial devices in any of these territories. We are in the process of developing the go to market strategy for the region prior to renegotiating this distribution agreement.

Product Development, Manufacturing and Logistics Services

In January 2017, we entered into an agreement with Cambridge Consultants LLC, or Cambridge, pursuant to which Cambridge assumed responsibilities for key aspects of the design and development of the PoNS device. As part of the agreement, Cambridge will validate the performance of the engineering, design verification testing and product documentation to support our FDA submission. Cambridge will also assist us in the identification of, and transition to, our commercial-scale manufacturer.

On December 29, 2017, we selected Key Tronic Corporation, or Key Tronic, as our contract-manufacturing partner for the PoNS device after a competitive selection process. The commercial design of the PoNS device will be manufactured and assembled at Key Tronic’s facilities located in Oakdale, Minnesota. Key Tronic manufactured devices for engineering and design verification testing and for our FDA submission as well as commercial devices for launch inventory.  Key Tronic has multiple locations across the United States, Mexico and China with back-up manufacturing capabilities to help mitigate the risk of a single source provider. We remain ultimately responsible for the compliance of our submissions and products, and activities performed on our behalf.

We place an emphasis on protecting our patented technology, trade secrets and know-how and only share confidential information on an as needed basis. Key Tronic is registered as a medical device manufacturer in good standing with the FDA and along with Cambridge are certified in accordance with International Organization for Standardization, or ISO, 13485, a comprehensive quality management system for the design and manufacture of medical devices.

On November 30, 2016, HMI received our ISO 13485:2003 certification, which was updated to the 2016 standard during the fourth quarter of 2018 along with receiving our Medical Device Single Audit Plan, or MDSAP, for the United States and Canada, with the scope of the MDSAP certification expanded to include Australia during the second quarter of 2019.

In February 2019, we entered into an agreement with McKesson Specialty Care Distribution LLC, or McKesson, pursuant to which McKesson will provide a comprehensive array of logistical, account management and related distribution services for the commercialization of the PoNS device in the United States. These services will include among other things, shipment of the PoNS device to qualified customers, storage and warehousing of the PoNS device in suitable storage facilities, program management, customer care and operations support. The initial term of the agreement will be for three years unless otherwise terminated as set forth in the agreement. The agreement shall continue in force and effect for successive one-year periods after the initial term unless terminated by either party by notice no less than 90 days prior to the end of the initial term or any renewal term.

Commercialization

Canadian Commercialization

As previously discussed, in September 2018, we entered in to an exclusive strategic alliance agreement with HTC and Heuro to launch neuroplasticity clinics to commercialize the PoNS Treatment in Canada.  This agreement allows us to efficiently market and distribute the PoNS Treatment in Canada without building costly infrastructure, thus enabling us to maintain our focus on being a medical device developer.  Through Heuro, we plan to build the requisite commercial and operating infrastructure to begin treating patients in Canada. To date, two PoNS Treatment clinics have been engaged. In February 2019, we entered into supply agreements with each of these clinics to supply them with PoNS devices and we fulfilled our first commercial orders of the PoNS devices from these clinics. In March 2019, these clinics treated the first patients with the PoNS Treatment, realizing an important milestone for us.

The Canadian marketplace for the treatment of chronic balance deficit due to mmTBI is very similar to that of the United States in that our initial market will be defined by cash paying customers.  We expect that patients in Canada will then submit applications for reimbursement of the cost of the PoNS Treatment to the provincial workers’ compensation, or WC, auto insurance and commercial insurance reimbursement initiatives and, over time, government programs when warranted.

As part of our overall PoNS Treatment strategy, we will be gathering comprehensive health economic assessments of treatment outcomes.  We have developed a system whereby these outcome data will be depersonalized to protect patient identities and aggregated so that we can produce a prospective real-world treatment adherence and outcomes database that will help us better understand the recovery benefits as well as the health economic benefits of the PoNS Treatment.  These data will, in-turn, be used to support our applications for WC, auto insurance and commercial insurance reimbursement initiatives in Canada, the United States and other markets around the world. The Canadian commercial experience will be extremely valuable to prepare us for our launches in the United States and internationally.

U.S. Pre-Commercialization Activities

In the United States, the PoNS device is an investigational device pending a final decision from the FDA on our application for de novo classification and 510(k) clearance.  In January 2019, we received an AI request from the FDA.  In March 2019, we submitted the information requested by FDA, which we expect will enable the FDA to resume its review of our request for de novo classification and 510(k) clearance.  We look forward to the FDA’s feedback on our submission.

In this pre-commercial phase, we are focused on building relationships with key large neurorehabilitation centers, generating important data on outcomes of the PoNS Treatment and ensuring that our scientific data is presented at many of the key national and international neurology and neuromodulation meetings. We believe this scientific dissemination will begin to pave the way to establishing the PoNS Treatment as the standard of care for the treatment of mmTBI-related balance deficit following FDA marketing authorization.

Clinical Experience Programs

In 2018, we initiated a series of clinical experience programs, or CEPs, to prepare for a potential U.S. commercial launch.  Originally, our CEPs were designed to accomplish three objectives:

(i)	Learn from and build experiential relationships with key large neurorehabilitation clinics.
(ii)	Train and certify physical therapists to ensure maximum patient benefit.
(iii)

Generate health economic, return-to-work and clinical data to help increase our understanding of our payer strategy. Such data will include a functional capacity evaluation, which should give us a robust data set to demonstrate an economic benefit to a WC, auto insurance or commercial insurance payer.

Based on receipt of Canadian marketing authorization of our PoNS device earlier than anticipated, we expect that our early Canadian commercialization activities will provide us with the health economic, return-to-work and clinical data that we had planned to generate in the CEPs.  As a result, we have restructured the goal of our CEPs to focus on the other two objectives and to gather data on varying treatment protocols to accumulate real world treatment protocol experience compared to our clinical trial protocols. In addition, based on payer research indicating the importance of the durability of response post-treatment in coverage decisions, we revised the CEP protocol to enable the gathering of treatment durability data at 6 and 12 months.

To date, we have enrolled five clinic centers in the United States in CEPs: the Ohio State University Wexner Medical Center, a leading neurorehabilitation center located in Columbus, OH; Northwell Health’s Feinstein Institute for Medical Research in Manhasset, NY; Oregon Health & Science University in Portland, OR; Kessler Institute for Rehabilitation and Kessler Foundation in Hanover, NJ; and the Baylor Research Institute in Dallas, TX.  We plan to add our own clinic, Helius NeuroRehab, in Newtown, PA, as a sixth site.

U.S. Commercialization

To commercialize the PoNS Treatment in the United States following FDA marketing authorization, we plan to execute a highly targeted launch.  We will target a subset of neurorehabilitation centers that have been profiled as early adopters to develop a network of PoNS certified neurorehabilitation centers beyond the initial six clinic centers that will be trained to deliver the PoNS Treatment through our CEP program.  Care of patients with brain injuries is concentrated in major neurorehabilitation centers that often have a network of outpatient rehabilitation clinics, where most of the PoNS Treatment will take place.  We believe that a small, specialty sales force, calling on new technology review boards for trial and in-house physiatrists, neurologists and physical therapists, will be sufficient to drive trial and adoption of the PoNS Treatment in certified neurorehabilitation centers.  Importantly, this focused strategy will also allow us to inspect whether we are generating patient outcomes similar to those seen in our clinical trials.

We are planning to provide broad access and reimbursement for the PoNS Treatment over time.  At launch, prior to the initiation of broad payer coverage, we anticipate the primary source of sales will be self-pay patients.  We will support the cost of the PoNS Treatment by collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology.  We anticipate at least a 24-month window to obtain broad coverage and reimbursement among commercial and government payers.  We plan to work in parallel with non-traditional payers, such as WC, auto insurance and the military, by engaging with them and providing them with relevant health economic and return-to-work data obtained through our Canadian commercial experience.

With the satisfaction of our clinical development contract with the U.S. Army, we are focusing on partnering with relevant departments in the DOD and Veterans Affairs to obtain reimbursement, upon FDA marketing authorization, for U.S. military personnel using our PoNS Treatment.  These two initiatives, among others, offer the potential to expand access more expeditiously to these high-unmet need patient populations.

Commercialization in Other Markets

We have marketing authorization to commercialize the PoNS Treatment in Russia and Uzbekistan.  As previously discussed, we have developed a clinical relationship with Altair LLC, a Russian distribution company.  We have chosen to limit our commercial activity in Russia to Altair-owned clinics and to develop strategic relationships with Russian research institutions to treat patients with cerebral palsy and other neurological conditions prospectively defined in our development and distribution agreement. To date we have not delivered any commercial devices in any of these territories.

We submitted an application for a CE Mark in December 2018.  In preparation for our launch in the United Kingdom, or UK, and the EU, we have entered into a consulting agreement with a UK-based company with expertise in the development of new services in the healthcare industry. The goal is to leverage local market insights to develop a comprehensive commercialization strategy and tactical plan for launch of the PoNS Treatment in the UK. This approach will allow us to focus our internal infrastructure on the Canadian and United States launches while assessing our opportunity in the EU and the UK. We believe that the timing of our CE Mark application decision, which may be affected by issues related to the United Kingdom’s pending exit from the European Union, commonly known as “Brexit,” will drive our decision on our commercial launch in the UK.

We anticipate submitting an application to the Therapeutic Goods Administration, or TGA in Australia during the second quarter of 2019.  We are working with consultants in Australia with expertise in market development to build our go-to-market strategy.

Coverage and Reimbursement

With the completion of our registrational clinical trial, and if we obtain FDA marketing authorization for the treatment of balance disorder in mmTBI, we plan to engage with select payer segments to obtain coverage and reimbursement for the PoNS Treatment.  We intend to combine evidence from our clinical trials and real-world experience from commercial clinics in Canada, to demonstrate the value proposition of the PoNS Treatment to payers and support favorable coverage and reimbursement decisions.

We believe that non-traditional payers may be among the earliest to provide coverage and reimbursement for the PoNS Treatment. Therefore, we plan to focus initially on gaining coverage for the PoNS Treatment through WC payers. WC is an entitlement for injured workers, and payers are responsible for both medical and indemnity claims. Because these payers are responsible for both medical expenses and lost wages, they have an incentive to seek ways to help injured workers to return to work.  As part of our commercial treatment program in Canada, we will collect both outcomes and return to work data, which we plan to utilize with WC payers to demonstrate both the clinical and economic value associated with the PoNS Treatment.

Similarly, military payers have an interest in reducing both medical costs and shortening the time to return to work for people who were injured while serving our country. We are working toward establishing relationships with thought leaders affiliated with the Veterans Affairs, and will focus on obtaining reimbursement through this payer segment at launch.  We anticipate that the same clinical and economic evidence that we will use with WC payers will also help to support gaining coverage and reimbursement for the PoNS Treatment from the Veterans Affairs.

In parallel, we will engage with the Centers for Medicare & Medicaid Services, or CMMS, and select commercial payers, with a recognition that obtaining coverage and reimbursement from government and commercial payers is likely to take at least 24 months.

Because there are no approved treatments for chronic balance deficit due to mmTBI and there is a high-unmet need among patients, we anticipate that there will be demand to access the PoNS Treatment following FDA marketing authorization. We have contracted with McKesson to set up and deploy a reimbursement hub for the PoNS Treatment, following FDA marketing authorization.   This will provide patients with the means to navigate potential reimbursement and to demonstrate patient demand for the PoNS Treatment to payers.

We also plan to apply this evidence to support an application for a unique HCPCS code for the PoNS device, which will be required to support reimbursement by Medicare.  The process for submitting a HCPCS code is lengthy, and gated by an annual submission date.  In the interim period prior to submitting for and potentially receiving this code, we will utilize a miscellaneous code for the purposes of submitting to payers for reimbursement.  While this code is likely to be denied by commercial and government payers, it will be an important mechanism to register the demand for the PoNS Treatment with payers, and potentially expedite the sense of urgency to make coverage decisions and enter into reimbursement discussions.

  If approved, at launch, we will support our customers with hub services to aid in submitting their expense to private insurers as well as the communication between the patient, physician and physical therapist.  The PoNS device is a smart-device with built in technology to allow tracking of patient use including time and intensity of treatments.  We have created a device management application which allows the PT to gather the information from the device on the patient’s usage to guide further treatment option discussions with the patient’s physician as well as to use the adherence data to support coverage and reimbursement decisions by insurance carriers.

Competition

The neurostimulation market is predominantly comprised of invasive technologies that are not directly competitive with our technology. Our competitors in the industry are predominantly large, publicly-traded companies that have a history in the market, have significantly easier access to capital and other resources and have an established product pipeline. The combined clinical research and product development done by the industry, including by us and all of our competitors, is uncovering the secrets of neuro-modulation which now establishes neurostimulation as a legitimate and scientifically validated approach to the treatment of neurological conditions, and accordingly, we expect for competition in the non-invasive space to grow in the future.

However, we believe that we will have the first-mover advantage in the non-invasive neurostimulation space.

We believe that the PoNS Treatment introduces an innovative target and method of stimulation because targeting the tongue for neurostimulation provides several advantages that competitively distinguish the PoNS Treatment, which are discussed below.

Advantages of the PoNS Treatment

We believe that the PoNS Treatment offers the following benefits over existing neuro-stimulation technologies:

•

The PoNS Treatment stimulates the trigeminal nerve which developing science has implicated to be beneficial in some neurological disorder models. The PoNS Treatment stimulates the lingual part of the nerve through the tongue, while other technologies stimulate other branches of the trigeminal nerve. It is the largest branch, having the highest amount of nerve fibers of the three branches. We believe this will be an advantage in our therapy.

•

Stimulating the tongue also allows for the simultaneous stimulation of a second cranial nerve found in the tongue, the facial nerve. The ability to stimulate more than one nerve alone differentiates us from our competition. However, it has not been scientifically proven that stimulating additional nerves adds to the efficacy or safety of the PoNS Treatment.

•

The tongue has an anatomically unique surface with a high density of receptors, a consistently moist and conductive environment, constant pH, constant temperature and a direct connection to the brain through at least two cranial nerves.

•

Scientific studies suggest that the trigeminal cranial nerves offer a high-bandwidth pathway for impulses to directly affect the central nervous system. The trigeminal nerves project directly onto several areas of the brain, primarily the brainstem (trigeminal and solitary nuclei), cerebellum, cochlear nuclei and spinal cord. Secondary targets include the limbic system, basal ganglia and thalamus. We believe that this range of projections will allow impulses to be sent through sites regulating dozens of functions.

•

Unlike deep brain stimulation devices, implantable vagal nerve devices and other invasive forms of electrical stimulation, the tongue allows for neurostimulation to be delivered non-invasively and portably. This opens the door for integration of neurostimulation with a wide range of therapies previously unexplored for neurological rehabilitation.

Intellectual Property

Licensed Intellectual Property

Pursuant to the Second Amended and Restated Patent Sub-License, agreement dated June 6, 2014 entered into between Advanced NeuroRehabilitation LLC, or ANR, and HMI, ANR has granted HMI a worldwide, exclusive license to make, have made, use, lease and sell devices utilizing certain patent applications, which are collectively referred to as the “Patent Pending Rights.” The Patent Pending Rights relate to the PoNS device and include the following patents and patent applications, which cover a device that noninvasively delivers neurostimulation through the skin or intra-orally to the brain stem via various nerves including the trigeminal and facial nerves:

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

non-invasive neurostimulation within a patient’s mouth combined with physical therapy to provide neurorehabilitation of a patient resulting in improved reading comprehension and increased attention span as well as the treatment various maladies including, but not limited to, TBI, stroke, and Alzheimer’s disease

14/615,766	2/6/2015	Issued	9,656,078	5/23/2017	non-invasive neurostimulation within a patient’s mouth combined with stimulation of the patient’s vision, hearing, vestibular systems, or somatosensory systems for the treatment of tinnitus
14/689,462	4/17/2015	Issued	9.597,501	3/21/2017

non-invasive neurostimulation of a patient’s skin combined with physical therapy to provide neurorehabilitation of a patient resulting in improved reading comprehension and increased attention span as well as the treatment various maladies including, e.g., TBI, stroke, and Alzheimer’s disease

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

U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; and 9,656,069 claim priority to U.S. Patent No. 8,849,407.

A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed nonprovisional patent application. Therefore, though the two provisional applications have expired, they establish a priority date for U.S. Patent Nos. 8,849,407; 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; and 9,656,069, and any future filings that claim priority. We intend to file additional continuation applications in the United States Patent and Trademark Office, or USPTO, claiming priority to U.S. Provisional Patent Application Nos. 61/019,061 and 61/020,265 to protect other aspects of the PoNS device and related non-invasive neurostimulation techniques.

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

In addition, ANR has agreed that ownership of any improvements, enhancements or derivative works of the Patent Pending Rights that are developed by HMI or ANR shall be owned by HMI, provided that if HMI decides not to patent such improvements, ANR may choose to pursue patent rights independently. Pursuant to the Sublicense Agreement, HMI has agreed to pay ANR royalties equal to 4% of HMI’s revenues collected from the sale of devices covered by the Patent Pending Rights and services related to the therapy or use of devices covered by the Patent Pending Rights in therapy services. The Sublicense Agreement provides that the sublicense granted by ANR to HMI, if in good standing, shall not be cancelled; limited or impaired in any way should there be a termination of the master license granted by the inventors to ANR, which was acknowledged by the inventors in the Sublicense Agreement. On June 6, 2014, HMI and ANR entered into a second amended and restated sublicense agreement, or the Second Sublicense Agreement, which acknowledges the Reverse Merger (see “Our Corporate History - Acquisition of Helius Medical, Inc and Concurrent Financing” below) and adds us as a party to the agreement.

The license of the Patent Pending Rights is subject to the right of the government of the United States, which funded certain research relating to the development of the PoNS device, to a nonexclusive, non-transferable, irrevocable, paid up license to use the Patent Pending Rights for governmental purposes. In addition, HMI has granted a perpetual, royalty-free license to the Patent Pending Rights back to ANR for non-profit research and development activities, which do not compete with HMI’s business and to produce and derive revenues from devices and services in connection with investigational uses of the PoNS device and related technology.

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

On April 17, 2017, we announced that the USPTO had issued two medical method patents (U.S. Patent Nos. 9,597,501 and 9,597,504) that together further protect the intellectual property rights for our core asset, the PoNS device therapeutic techniques. These patents bolster the current family of PoNS patents protecting various forms of targeted physical therapy combinations with both skin and oral cavity stimulation using the PoNS device or any equivalent neurostimulation device. On May 23, 2017, we announced that the USPTO had issued its first method patent (US Patent No. 9,656,069) that features claims directed to the use of the PoNS device for human performance improvement rather than rehabilitation therapy.

Company Owned Intellectual Property

As of December 31, 2018, we have filed 30 U.S. patent applications related to various technical and ornamental aspects of the PoNS device: 14 non-provisional patent applications that describe various technical features in the current version device and 16 design patent applications describing various ornamental designs. We are the sole assignee for these 30 U.S. patent filings. Prior to issuance, once the USPTO determines that, a patent application meets all of the statutory requirements for patentability, it provides a notice of allowance. In addition to the first issued patent (U.S. Patent No. 9,072,889), the USPTO has issued 10 utility patents, 16 design patents and provided notices of allowance for utility applications as summarized in the table below:

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
14/558,768	12/3/2014	Issued	9,072,889	7/7/2015	Utility patent covering overall system design, including controller and mouthpiece
14/559,123	12/3/2014	Issued	9,272,133	3/1/2016	Utility patent covering strain relief mechanisms for the connection between the mouthpiece and the controller
14/558,787	12/3/2014	Issued	9,227,051	1/5/2016	Utility patent covering shape of the mouthpiece
14/558,789	12/3/2014	Issued	9,283,377	3/15/2016	Utility patent covering center of gravity of the mouthpiece
14/559,080	12/3/2014	Issued	9,415,209	8/16/2016	Utility patent covering structural support of the mouthpiece
14/559,105	12/3/2014	Issued	9,415,210	8/16/2016	Utility patent covering glue wells of the mouthpiece
14/727,100	6/1/2015	Issued	9,616,222	4/11/2017	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
14/558,775	12/3/2014	Issued	9,981,127	5/29/2018	Utility patent covering aspects of the controller
14/558,784	12/3/2014	Issued	9,789,306	10/17/2017	Utility patent covering authentication techniques
14/559,045	12/3/2014	Issued	9,993,640	6/12/2018	Utility patent covering the locators of the mouthpiece
14/559,118	12/3/2014	Issued	9,656,060	5/23/2017	Utility patent covering methods of manufacturing the mouthpiece
15/484,077	4/21/2017	Allowed	N/A	N/A	Utility application covering overall system design, including controller and mechanical details of the mouthpiece
15/602,055	9/5/2017	Pending	N/A	N/A	Utility application covering methods of manufacturing the mouthpiece
16/005,624	6/11/2018	Pending	N/A	N/A	Utility patent application covering methods of placing a mouthpiece in a patient’s mouth prior to engaging in NINM
29/510,741	12/3/2014	Issued	D750264	2/23/2016	Design patent covering an alternative version of the current PoNS device (over-ear double boom design)
29/510,742	12/3/2014	Issued	D749746	2/16/2016	Design patent covering an alternative version of the current PoNS device (overhead minimal interference design)
29/510,743	12/3/2014	Issued	D752236	3/22/2016	Design patent covering system design used in the current PoNS device
29/510,745	12/3/2014	Issued	D750265	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
29/510,754	12/3/2014	Issued	D750794	3/1/2016	Design patent covering the controller used in the PoNS device
29/510,755	12/3/2014	Issued	D751215	3/8/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,746	12/3/2014	Issued	D750266	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,749	12/3/2014	Issued	D750268	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,747	12/3/2014	Issued	D751213	3/8/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,748	12/3/2014	Issued	D750267	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,750	12/3/2014	Issued	D753315	4/5/2016	Design patent covering mouthpiece used in the current PoNS device
29/510,751	12/3/2014	Issued	D751722	3/15/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,752	12/3/2014	Issued	D752766	3/29/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,753	12/3/2014	Issued	D753316	4/5/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,744	12/3/2014	Issued	D760397	6/28/2016	Design patent covering alternative system design used in the current PoNS device
29/510,756	12/3/2014	Issued	D759830	6/21/2016	Design patent covering alternative system design used in the current PoNS device

In addition to our U.S. patents, we have been granted ten foreign utility patents (five in Australia, three in Russia, one in Israel, and one in Eurasia, or EA, which was validated in all eight Eurasian member-states), and 11 foreign design patents (seven in Canada, three in Russia, and one registered community design in Europe), as detailed in the tables below.

Foreign Utility Patents

Australian Application No.	Application Filing Date	Status	Australian Patent No.	Issue Date	Subject Matter
2015355211	6/4/2017	Issued	2015355211	11/16/2017	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
2015355212	6/4/2017	Issued	2015355212	12/21/2017	Utility patent covering center of gravity of the mouthpiece
2017218934	8/19/2017	Issued	2017218934	1/3/2018	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
2017276270	12/13/2017	Issued	2017276270	6/28/2018	Utility patent covering authentication techniques
2018204184	6/11/2018	Issued	2018204184	10/25/2018	Utility patent covering aspects of the controller
2017228517	9/11/2017	Issued	2017228517	1/24/2019	Utility application covering the shape of the mouthpiece

Eurasian Application No.	Application Filing Date	Status	Eurasian Patent No.	Issue Date	Subject Matter
201790009	1/10/2017	Issued	28551 (validated in 8 EA states)	11/30/2017	Utility patent covering methods for non-invasively aiding neurorehabilitation using intraoral stimulation in combination with an exercise regimen

Russian Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
2017123125	6/1/2017	Issued	2649512	4/3/2018	Utility patent covering overall system design, including controller and mouthpiece
2017123041	6/1/2017	Issued	2652571	4/26/2016	Design patent covering the controller design currently used in the PoNS device
2018108570	3/12/2018	Issued	2665385	8/29/2018	Utility patent covering center of gravity of the mouthpiece

Israeli Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
252649	6/4/2017	Issued	252649	12/21/2018	Utility application covering center of gravity of the mouthpiece

Foreign Design Patents

Russian Design Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
2015501883	6/3/2015	Issued	98981	7/16/2016	Design patent covering the system design currently used in the PoNS device
2015501882	6/3/2015	Issued	99240	42598	Design patent covering the mouthpiece design currently used in the PoNS device
2015501881	6/3/2015	Issued	98947	7/16/2016	Design patent covering the controller design currently used in the PoNS device

Canadian Design Application No.	Application Filing Date	Status	Canadian Patent No.	Issue Date	Subject Matter
162676	6/2/2015	Issued	162676	2/29/2016	Design patent covering system design used in the current PoNS device
162672	6/2/2015	Issued	162672	2/29/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
162671	6/2/2015	Issued	162671	2/29/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
162674	6/2/2015	Issued	162674	2/29/2016	Design patent covering mouthpiece used in the current PoNS device
162675	6/2/2015	Issued	162675	2/29/2016	Design patent covering an alternative controller not used in the current PoNS device
162670	6/2/2015	Issued	162670	2/29/2016	Design patent covering the controller used in the PoNS device
162673	6/2/2015	Issued	162673	2/29/2016	Design patent covering system design used in the current PoNS device

EU Community Design Application No.	Application Filing Date	Status	EU Community Design Reg. No.	Issue Date	Subject Matter
002712026	6/3/2015	Issued	002712026	9/4/2015	Design patent covering several aspects of the system design currently used in the PoNS device

Further, we have filed nine foreign utility patent applications that are currently pending: one application in Israel, and two applications in each of Australia, Canada, Europe, and Russia:

Australian Application No.	Application Filing Date	Status	Australian Patent No.	Issue Date	Subject Matter
2018247259	10/11/2018	Pending	N/A	N/A	Utility application covering overall system design, including controller and mechanical details of the mouthpiece
2019200175	1/7/2019	Pending	N/A	N/A	Utility patent covering the locators of the mouthpiece

Canadian Application No.	Application Filing Date	Status	Canadian Patent No.	Issue Date	Subject Matter
2969729	6/2/2017	Pending	N/A	N/A	Utility application covering overall system design, including controller and mouthpiece, and authentication techniques
2969731	6/2/2017	Pending	N/A	N/A	Utility application covering various aspects of the mouthpiece such as shape, center of gravity, and the locators

European Application No.	Application Filing Date	Status	European Patent No.	Issue Date	Subject Matter
15813638.2	7/3/2017	Allowed	N/A	N/A	Utility application covering overall system design, including controller and mouthpiece, and authentication technique
15812899.1	7/3/2017	Allowed	N/A	N/A	Utility application covering various aspects of the mouthpiece such as shape, center of gravity, and the locators

Israeli Application No.	Application Filing Date	Status	Israeli Patent No.	Issue Date	Subject Matter
252648	6/4/2017	Pending	N/A	N/A	Utility application covering overall system design, including controller and mouthpiece

Russian Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
2018129619	8/14/2018	Pending	N/A	N/A	Utility patent application covering authentication techniques
2018112065	3/28/2018	Pending	N/A	N/A	Utility patent application covering center of gravity of the mouthpiece

Currently, we own rights in four trademarks: PoNS, NeuroHabilitation, NHC and Helius Medical Technologies. We own the rights to the PoNS mark by virtue of an assignment agreement having an effective date of October 27, 2014 and entered into with ANR and the inventors of the PoNS technology. We are the sole owner of the rights in the NeuroHabilitation and NHC trademarks, and we are the owner of the rights in the Helius Medical Technologies mark. On October 31, 2014, we filed trademark applications in the USPTO for these four trademarks.

On January 7, 2015, we filed trademark applications with the Canadian Intellectual Property Office, claiming priority to the corresponding U.S. applications filed on October 31, 2014. We are the owner of the rights in the NeuroHabilitation, NHC, and PoNS marks in Canada, and we are the owner of the rights in the Helius Medical Technologies mark in Canada. We have also applied for the PoNS trademark in Canada, Europe, Russia, China, Australia, New Zealand and Israel.

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

In the United States, numerous laws and regulations govern all the processes by which medical devices are brought to market and marketed. These include the Food, Drug, and Cosmetic, or FD&C Act and the FDA’s implementing regulations, among others.

The FDA Review, Clearance and Approval Processes

Each medical device we seek to commercially distribute in the United States must first receive either clearance under Section 510(k) of the FD&C Act; receive de novo down-classification and 510(k) clearance, or pre-market approval application, or PMA, from the FDA, unless specifically exempted by the FDA. FDA review and approval is required for each intended use of a device, regardless of whether the device has been approved for other indications for use. The FDA classifies all medical devices into one of three classes. Devices deemed to pose the lower risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification application requesting clearance of the device for commercial distribution in the United States, unless the device is exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III and require submission and approval of a PMA.

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

We utilized the de novo classification procedures to seek our marketing authorization for the PoNS device, because there is no predicate cleared or approved by the FDA for commercial distribution and no existing classification decision by the FDA for such a device.

If the FDA requires us to go through a lengthier, more rigorous examination for the PoNS device, introducing the product could be delayed or canceled, which could cause our launch to be delayed. In addition, the FDA may determine that the PoNS device requires the more costly, lengthy and uncertain PMA process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorizations for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and uncertain and can take from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. Further, even with respect to those future products where a PMA may not be required, we cannot be certain that we will be able to obtain 510(k) clearances with respect to our PoNS device.

510(k) Clearance Process

To obtain 510(k) clearance, a pre-market notification is submitted to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or is a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and filed with the FDA but may take significantly longer, including if FDA requests additional information, and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA may require clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, which may significantly prolong the review process.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Under these circumstances, the FDA may also subject a manufacturer to significant regulatory fines or other penalties. In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k)s and additional requirements that may significantly affect the process.

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

As previously discussed, we utilized the de novo classification process to request our marketing authorization for the PoNS device for balance disorder in mmTBI, and we plan to seek Class II classification. In order to be placed in Class II, the FDA would need reasonable assurance of safety and effectiveness of the PoNS device. Under Class II, general controls (e.g., premarket notification) and special controls (e.g., specific performance testing) would be applicable.

Obtaining FDA marketing authorization, de novo down-classification, or approval for medical devices is expensive and uncertain, generally takes several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization for commercial distribution. Even if we were to obtain regulatory authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Pervasive and Continuing U.S. Food and Drug Administration Regulation

After a medical device is placed on the U.S. market, numerous FDA regulatory requirements apply, including, but not limited to the following:

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

Health Canada

After a medical device has been approved for commercial use in Canada, there are a number of Health Canada requirements that must be adhered to including but not limited to the following:

•	annual license renewals;
•

labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit on the promotion of products for unapproved or “off-label” use and impose other restrictions on labeling;

•	assessment of product modifications for significant changes that would require license amendments;
•

post-market surveillance including medical device reporting, which requires manufacturers report to Health Canada if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	other post-approval restrictions or conditions.

European Union

We submitted an application for a CE Mark of the PoNS device with our UK based notified body in December 2018.  The technical file for our PoNS device is currently under conformity assessment review by the notified body.  The successful completion of this review would result in marketing authorization for the sale of the PoNS device in the EU.  Some EU member states have additional notification requirements that we expect to satisfy before we launch our PoNS Treatment in those member states.  Once the PoNS device is placed into the EU market, post market requirements apply including but not limited to:

•	ensuring that the labeling promotes only approved use(s) of the device;
•	assessment of product modifications for significant changes may require license amendments;
•

post-market surveillance including vigilance reporting, which requires manufacturers report to authorities if our PoNS device caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•	other post-approval restrictions or conditions.

Australia

Our application material for marketing authorization in Australia is being currently being developed for a regulatory submission to the Australia Therapeutic Goods Administration, or TGA during the second quarter of 2019.  Submittal of our application for marketing authorization to TGA may be delayed by activities taking place with the EU notified body, which certifies the quality management system. EU notified body activities are currently delayed by Brexit and the upcoming medical devices regulation changes.

Our Corporate History Highlights

Formation and Arrangement with Boomerang Oil, Inc.

We were originally incorporated on March 13, 2014 under the British Columbia Business Corporations Act, or the BCBCA, as “0996445 B.C. Ltd.” On March 25, 2014, and amended on April 8, 2014, we entered into an arrangement agreement with Boomerang Oil, Inc. (formerly known as 0922327 B.C. Ltd.) and 0995162 B.C. Ltd. to reorganize the business structure of such three entities in such a manner which would allow Boomerang Oil, Inc. to spin us out to become an independent entity that is a reporting issuer in Canada and for us to complete a reverse take-over of 0995162 B.C. Ltd. As a result of the arrangement agreement, we became a reporting issuer in the provinces of British Columbia and Alberta. In addition, the arrangement resulted in 0995162 B.C. Ltd. becoming our wholly owned subsidiary. The assets of 0995162 B.C. Ltd. consisted of cash and 0995162 B.C. Ltd.’s interest in a letter agreement pursuant to which it had agreed to acquire all of the outstanding shares of HMI, a Delaware corporation, and to seek a listing on a recognized stock exchange.

Reincorporation in Wyoming

On May 23, 2014, we changed our name to “Helius Medical Technologies, Inc.” and filed articles of continuation with the Wyoming Secretary of State office to reincorporate from being a corporation governed by the BCBCA to a corporation governed by the Wyoming Business Corporation Act, or WBCA.

Acquisition of NeuroHabilitation Corporation and Concurrent Financing

On June 13, 2014, we completed the acquisition of NHC by way of an agreement and plan of merger. We refer to this transaction as the Reverse Merger. Pursuant to the agreement and plan of merger, HMT Mergersub, Inc., our wholly owned subsidiary, merged with and into NHC with NHC as the surviving corporation. In connection with the Reverse Merger, we issued an aggregate of 7,060,016 shares of our Class A common stock, or our common stock, to the former shareholders of HMI. The Reverse Merger was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of NHC whereby NHC is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Helius. On December 21, 2018, NHC changed its name to Helius Medical, Inc.

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

Listing of our Common Stock on the CSE, TSX, OTCQB and Nasdaq

Following our Reverse Merger, we obtained approval of the listing of our common stock on the Canadian Securities Exchange, or CSE. On April 18, 2016, our common stock was listed on the Toronto Stock Exchange, or TSX, under the symbol “HSM.” At the same time, we delisted our common stock from the CSE. Our Warrants were also approved for listing on the TSX on April 18, 2016. The Company’s common stock also began trading on the OTC Markets, or OTCQB, under the ticker symbol “HSDT” on February 10, 2015. On April 11, 2018, our common stock began trading on the Nasdaq Capital Market, or Nasdaq, and ceased to trade on the OTCBQ.

Reverse Stock Split

Effective after the close of business on January 22, 2018, we completed a 1-for-5 reverse stock split of our common stock. All share and per share, amounts in this Annual Report have been reflected on a post-split basis.

Change in Functional Currency

Prior to April 1, 2018, our functional currency was the Canadian dollar, or CAD$. We re-assessed our functional currency and determined that as of April 1, 2018, our functional currency had changed from the CAD$ to the U.S. dollar based on management's analysis of changes in the primary economic environment in which we operate. The change in functional currency was accounted for prospectively from April 1, 2018 and financial statements prior to and including the period ended March 31, 2018 were not restated for the change in functional currency.

Reincorporation in Delaware

On June 28, 2018, at our 2018 Annual Meeting of Shareholders, our shareholders approved our reincorporation from the state of Wyoming to the state of Delaware. On July 20, 2018, we completed the reincorporation to the state of Delaware.

As a result, following the reincorporation, we authorized capital stock pursuant to our Delaware charter of 150,000,000 authorized shares of common stock, at a par value per share of $0.001 and 10,000,000 authorized shares of preferred stock at a par value per share of $0.001. Holders of common stock are entitled to vote at any meeting of the Company’s stockholders on the basis of one vote per share of common stock owned as of the record date of such meeting. Each share of common stock entitles the holder to receive dividends, if any, as declared by the directors.

Formation of Helius NeuroRehab Inc.

In January 2019, we formed HNR, a Delaware corporation, which is a wholly owned subsidiary of Helius Medical Technologies, Inc. HNR will operate a clinical research site as well as a rehabilitation clinic that will provide PoNS Treatment to patients with balance and gait disorder following our receipt of marketing authorization from the FDA.

Corporate Information

Our principal executive offices are located at 642 Newtown Yardley Road, Suite 100, Newtown, PA 18940 and our telephone number is 215-944-6100. We maintain a corporate website at www.heliusmedical.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as its reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Employees

We have a diverse, multi-cultural workforce comprised of engaged individuals with appropriate qualifications and competencies to support our growth. Members of our senior management team have an average of over 25 years of experience in the health sciences industry with recognized leadership expertise in their functional areas.

As of December 31, 2018, we had 25 full time employees and seven consultants.  With the submission of our application for marketing authorization to the FDA and for a CE Mark in Europe, and the receipt of a class II medical device license from Health Canada, we intend to invest in our commercialization infrastructure as we embark on the commercial deployment of the PoNS Treatment.

Business Uncertainties and Going Concern Risk

To date we have not generated any revenue from the commercial sale of products or services. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, our ability to generate significant revenue in the future will be dependent upon the receipt of FDA marketing authorization of the PoNS device for treating balance disorder associated with mmTBI.  Because we have not generated any revenues from commercialization, we are dependent entirely on funding from outside investors. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures. Furthermore, even if we were able to raise sufficient capital to successfully design and manufacture a commercially viable version of the PoNS device and to receive FDA approval, a CE Mark or TGA clearance, we do not currently have any contracts or other arrangements to sell the PoNS device other than our Canadian distribution agreement. Accordingly, we cannot know that we will ever be able to generate sufficient revenue from the sales of products or services to achieve or maintain profitability.

Additionally, based on management’s assessment, there is substantial doubt about the Company’s ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business beyond the third quarter of 2019. While we had $25.6 million of cash as of December 31, 2018, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to fund our operations. In reviewing this filing, you should carefully consider this uncertainty, the risks described in the section entitled “Risk Factors” and other risks described throughout this Annual Report.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2018 and 2017, we incurred a net loss of $28.6 million and $28.0 million, respectively, and used cash in operations of $19.6 million and $19.3 million, respectively. We have an accumulated deficit of $95.0 million as of December 31, 2018. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, stock-based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. While we have received a medical device license from Health Canada to market the PoNS device in Canada, and even if we are successful in obtaining marketing authorization from the FDA in order to launch our PoNS device in the United States or additional foreign regulatory authorities to launch outside of the United States, we expect to continue to incur substantial losses for the foreseeable future as we continue to research and develop and seek regulatory marketing authorization for our product candidate.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources, lack of significant revenue and the risk that we will not achieve our growth objective. If sales revenue from any product candidate that receive marketing authorization from the FDA or other regulatory body is insufficient, if we are unable to develop and commercialize any of our potential product candidates, or if our product development is delayed, we may never achieve or sustain profitability.

We will require additional financing to carry out our plan of operations and if we are unable to obtain such financing, our business may fail.

We currently have limited working capital and liquid assets. We had cash of $25.6 million at December 31, 2018. To date we have not generated any revenue from the commercial sale of products or services. There are a number of conditions that we must satisfy before we will be able to generate significant revenue, including but not limited to FDA marketing authorization of the PoNS device for mmTBI, manufacturing of a commercially-viable version of the PoNS device, obtaining favorable reimbursement from third party payers, and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. We do not currently have sufficient resources to accomplish all of these conditions necessary for us to generate significant revenue, and we believe our existing capital resources will be insufficient to fund our operations beyond the third quarter of 2019. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory authorization activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates. We may never succeed in achieving regulatory authorization for our current product candidate in the United States, Europe or Australia. We may be unable to raise the additional funding to finance our business on commercially reasonable terms, or at all. If we are unable to obtain additional financing as needed, we may be forced to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company, which would have a material adverse effect on the value of our common stock.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2018 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we believe our existing capital resources will be insufficient to fund our operations beyond the third quarter of 2019. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Risks Related to the Development and Commercialization of our Product Candidate

We currently only have one product candidate, which is still in development, and we have not obtained authorization from the FDA to commercially distribute the device in the United States, a CE Mark for commercial distribution in Europe or from the TGA for commercial distribution in Australia, and we may never obtain such authorizations.

We currently have no products authorized for commercial distribution in either the United States, Europe or Australia. We are developing the PoNS device for use in the neuromodulation market, but we cannot begin marketing and selling the device in the United States, Europe or Australia until we obtain authorizations from the FDA, European Union or TGA, respectively. While we have submitted applications for regulatory clearance in these jurisdictions with the exception of Australia, the process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

In January 2019, we received a letter from the FDA requesting additional information related to its review of our request for de novo classification and 510(k) clearance. While we submitted our response in March 2019, we cannot be certain that the FDA will resume its review of our request. Additionally, the FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data are insufficient for clearance and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

If we are able to complete development of the PoNS device and obtain clearance of the PoNS device for the treatment of chronic balance deficit in patients with mmTBI in the United States, Europe or Australia, we plan to develop the PoNS device for other indications, or symptoms caused by neurological disorders. We would be required to commit our own resources to fund development of any other indications and each would require separate FDA clearance. The costs of such development efforts and FDA clearance could be substantial and would likely require additional funding, and each such indication would be subject to the same foregoing risks and uncertainties for FDA clearance.

We may encounter substantial delays in planned clinical trials, or our planned clinical trials for other indications using the PoNS device may fail to demonstrate the safety and efficacy of the PoNS device to the satisfaction of applicable regulatory authorities.

Before obtaining marketing authorization from regulatory authorities for the sale of the PoNS device, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical trial are expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Delays can be costly and could negatively affect our ability to complete a clinical trial and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize the PoNS device. If we are unable to complete such planned clinical trials, or are unsuccessful in doing so, we will be unable to advance the PoNS device to regulatory authorization and commercialization, which would harm our business, financial condition, results of operations.

Our PoNS technology is a new, “untested” form of neurostimulation therapy, and the medical community tends not to adopt new therapies very rapidly. If physicians elect not to prescribe the PoNS Treatment, or if we cannot train physical therapists in the supervision of the use of the PoNS Treatment, we will be unable to generate significant revenue, if any.

Our deployment strategy depends on physicians prescribing the PoNS Treatment to patients with relevant neurological disorders and physical therapists being trained in the supervision of patients’ use of our treatment. While the effectiveness of our PoNS technology to treat balance disorders related to mmTBI or any other neurological disorder has not been established in studies conducted in a controlled environment, it remains a new, “untested,” and therefore unproven treatment. Such technologies are usually more slowly adopted by the medical community, as the medical community tends to be very conservative. Physicians may elect not to use our products for a variety of reasons, including:

•	lack or perceived lack of evidence supporting the beneficial characteristics of our technology;
•	limited long-term data on the use of PoNS technology for therapy;
•	physicians’ perception that there are insufficient advantages of our product relative to currently available products or compared to physical therapy alone;
•	our inability to effectively train physical therapists in the supervision of patients’ use of the therapy;
•	our ability to develop our commercial infrastructure to successfully launch;
•	hospitals may choose not to purchase our product;
•	group purchasing organizations may choose not to contract for our product, thus limiting availability of our products to hospital purchasers;
•	lack of coverage or adequate payment from managed care plans and other third-party payers for our product;
•	Medicare, Medicaid or other third-party payers may limit or not permit reimbursement for our product; and
•	the development or improvement of competitive products.

If the medical community is slow to adopt, or declines to adopt our PoNS device for neurostimulation therapy, we will not be able to generate significant revenues, if any, which would have a material adverse effect on our business.

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

We face significant competition in an environment of rapid technological change, and our competitors may develop devices or products that are more advanced or more effective than ours are which may adversely affect our financial condition and our ability to successfully market the PoNS device.

The neurostimulation market involves rapidly developing technology. Our competitors in the industry are predominantly large companies with longer operating histories, with significantly easier access to capital and other resources and an established product pipeline than us. The combined clinical research and product development done by the industry, including by us and all of our competitors, is foundational, and neurostimulation has slowly become integrated into neurological therapy. This foundation has allowed new and innovative neurostimulation companies to enter the market.  New developments occur rapidly, and we anticipate that we will face increasing competition as new companies enter our market.

There can be no assurance that we will be able to establish ourselves in the neurostimulation market, or, if established, that we will be able to maintain our market position, if any. Our commercial opportunity may be reduced if our competitors develop new or improved products that are more convenient, more effective or less expensive than our product candidate is. Competitors also may obtain FDA or other regulatory marketing authorization for their products more rapidly or earlier than we may obtain marketing authorization for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render the PoNS device uneconomical or obsolete.

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

We depend on third parties for the manufacture and distribution of our product and the loss of these third-party manufacturers and distributors could harm our business.

We depend on our third-party contract manufacturing partner to manufacture and supply our PoNS device for clinical and commercial purposes, and this contract manufacturer manufactured the units for our engineering and device verification testing and is building the launch quantities for commercialization.  Additionally, we depend on a different third-party distribution partner to warehouse and ship our products to customers. Our reliance on these third-party manufacturers and distribution providers to supply us with our PoNS device and to provide such other distribution services exposes us to risks that could delay our sales or result in higher costs or lost product revenues. In addition, our manufacturers could encounter difficulties in securing long-lead time components, achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of our commercially available product to meet market demand. Our third-party manufacturer or distributor may also fail to follow and remain in compliance with the FDA-mandated Quality System Regulations, or QSR, compliance which is required for all medical devices, or fail to document their compliance to QSRs, either of which could lead to significant delays in the availability of materials for our product and/or FDA enforcement actions against them and/or us.

If we are unable to obtain adequate supplies of our product that meet our specifications and quality standards, it will be difficult for us to compete effectively. While we have supply and quality agreements in place with our manufacturer, and they may change the terms of our future orders or choose not to supply us with products in the future. Furthermore, if such manufacturer fails to perform its obligations, we may be forced to purchase our product from other third-party manufacturers, which we may not be able to do on reasonable terms or in sufficient time, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to obtain FDA approval for any new manufacturers. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to produce and distribute our product in a timely manner.

In order to be successful, we must expand our products beyond our single product by commercializing new potential product candidates, but we may not be able to do so in a timely fashion and at expected costs, or at all.

In order to be successful, we will need to expand our product lines beyond our PoNS Treatment for mmTBI, which is currently our only indication for our only product candidate. To succeed in our commercialization efforts, we must effectively continue product development and testing, obtain regulatory authorizations, and enhance our sales, marketing and market access and reimbursement capabilities. There is no assurance that we will succeed in developing a future product candidate or in bringing any of our current or potential future product candidates to market. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

We regard our intended and future intellectual property as important to our success, and we intend to rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our devices or products or reverse engineer or obtain and use information that we regard as proprietary. We may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims, we seek, if at all or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that any intellectual property rights that we may receive can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting any proprietary rights we may receive in the United States or abroad may not be adequate and competitors may independently develop a similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

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

Before we begin to label and market the PoNS Treatment for use in the United States, we are required to obtain authorization from the FDA under Section 510(k) of the FD&C Act, approval of a de novo reclassification petition for our product, or approval of pre-market application from the FDA, unless an exemption from pre-market review applies. In August 2018, we submitted a request to the FDA for de novo classification and 510(k) clearance of the PoNS device because there is currently no predicate cleared or approved by the FDA for commercial distribution and no existing classification decision by the FDA for such a device. We will also be required to comply with costly and more often time-consuming compliance by foreign regulatory authorities, including Europe and Australia, if we want to sell our products outside of the United States. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

In January 2019, we received a letter from the FDA requesting additional information related to its review of our request for de novo classification and 510(k) clearance. If the FDA requires us to go through a lengthier, more rigorous examination for the PoNS device for mmTBI, introducing the product could be delayed or canceled, which could cause our launch to be delayed. In addition, the FDA may determine that the PoNS device requires the more costly, lengthy and uncertain pre-market approval process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorization for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and more burdensome and can take several years from the time the application is submitted to the FDA until an approval is obtained.

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

Obtaining FDA marketing authorization, de novo down-classification, or PMA approval for medical devices can be expensive and uncertain, generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization. Even if we were to obtain regulatory authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

In addition, the FDA may change its authorization policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of our products under development. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the FDASIA, the U.S. Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. Any delay in, or failure to receive or maintain clearance or approval for our product candidate could prevent us from generating revenue from our product candidate and adversely affect our business operations and financial results.

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

We may be required to conduct a clinical trial to support a PMA application for the PoNS device and we expect to be required to conduct clinical trials to support regulatory marketing authorization of some of our potential future product candidates. Clinical trials are complex, expensive and may proceed more slowly than anticipated, and we cannot be certain that our product candidate will be shown to be safe and effective for human use.

In order to commercialize our product candidate in the United States, we may be required by the FDA to submit an application for PMA for review and approval by the FDA. A PMA application must be submitted to the FDA if our device cannot be cleared through the 510(k) clearance process, down classified via the de novo process, or is not exempt from premarket review by the FDA. We could also be required to submit a PMA application for other potential future product candidates. If we are required by the FDA to submit a PMA application, the FDA will also require us to conduct clinical trials. The FDA could also require us to provide the FDA with clinical trial data to support any 510(k) premarket notifications and we are required to submit clinical trial data to support the de novo down classification of our PoNS device. We will receive marketing authorization from the FDA to commercialize products requiring a clinical trial only if we can demonstrate to the satisfaction of the FDA, through well designed and properly conducted clinical trials, that our product candidate is safe, effective, and otherwise meet the appropriate standards required for marketing authorization for specified indications.

Clinical trials are complex, expensive, time consuming, uncertain and are subject to substantial and unanticipated delays. Before we may begin clinical trials, we may be required to submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study. Because we do not have the experience or the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them. Moreover, any failure to abide by the applicable regulatory requirements by us, our CROs, and/or clinical trial sites may result in regulatory enforcement action against such third parties or us.

We will be substantially dependent on third parties to conduct our clinical trials.

As we are required to conduct clinical trials to obtain FDA marketing authorization, we need to rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. These third parties and we are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications or may subject them or us to regulatory enforcement actions. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

If any of our relationships terminate with these third-party CROs, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially affect our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

If we are unable to secure contracts with WC and third-party administrators or rehabilitation clinics who treat patients with balance and gait issues associated with mmTBI, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

Our commercialization strategy is premised on leveraging WC payers to drive early reimbursements and entice Medicaid and commercial payers through third party administrators and rehabilitation clinics. Should we fail in securing such contracts it could have a material adverse effect on our intended sales projections, which would affect our financial conditions and operating results. In addition, until we are successful in engaging WC payers, Medicaid and other third party commercial payers to cover the cost of the PoNS device for their insured customers, we expect our initial sales of the PoNS device will be via cash paid by patients. As a result, we may not be able to sell our PoNS device in commercially reasonable quantities depending on the cost of the device to cash payers.

If we are unable to obtain a reimbursement code from the U.S. Department of Health and Human Services so that the PoNS device is covered under Medicare and Medicaid, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

We plan to submit an application to the U.S. Department of Health and Human Services for reimbursement code so that the PoNS device is covered under Medicare and Medicaid. There can be no assurance that our application will be successful, or that we will be able to obtain a reimbursement code in a timely manner. In the event that we do not obtain a reimbursement code for the PoNS device, our customers may be unable to obtain reimbursement for their purchases under private or government-sponsored insurance plans, which could have a negative impact on our sales and have a material adverse effect on our business, financial condition and operating results. In addition, Medicare and its administrative contractors as well as other insurers must find that the PoNS device meets their medical necessity requirements for the treatment of patients with mmTBI or they will not pay for the treatment. In addition, there is a risk that the payment amount for the PoNS device is either too low or too high to incentivize customer adoption.

If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, our product will not likely be widely used.

In the United States, the commercial success of our existing product and any future products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for procedures utilizing our products. Hospitals and other healthcare providers that purchase our product for treatment of their patients generally rely on third-party payers to pay for all or part of the costs and fees associated with our products as part of a “bundled” rate for the associated procedures. The existence of coverage and adequate reimbursement for our products and the procedures performed with them by government and private payers is critical to market acceptance of our existing and future products. Neither hospitals nor physicians are likely to use our product and any future products if they do not receive adequate reimbursement for the procedures utilizing our products.

Many private payers currently base their reimbursement policies on the coverage decisions and payment amounts determined by the CMS, which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed with our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for the procedures performed with our products in an adequate amount, if at all. A Medicare national or local coverage decision denying coverage for one or more of our products could result in private and other third-party payers also denying coverage for our products. Third-party payers also may deny reimbursement for our products if they determine that a product used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payers underscore the uncertainty that our product face in the market and could have a material adverse effect on our business.

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

The healthcare industry in the United States has experienced a trend toward cost containment as government and private payers seek to control healthcare costs by paying service providers lower rates. While we believe that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Private payers frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payers are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. Because of these programs, and related payer efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our product profitably if third-party payers deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payers to hospitals could adversely affect our ability to market, sell our products, and negatively affect our financial performance.

In international markets, medical device regulatory requirements and healthcare payment systems vary significantly from country to country, and many countries have instituted price ceilings on specific product lines. We cannot assure you that our products will be considered cost-effective by international third-party payers, that reimbursement will be available or, if available, that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our product profitably. Any failure to receive regulatory or reimbursement approvals would negatively affect market acceptance of our products in any international markets in which those approvals are being sought.

If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure, and our business, operations and financial condition could be adversely affected.

We do not have a product available for sale in the United States. If, however, we achieve this goal, the availability of payments from Medicare, Medicaid or other third-party payers would mean that many healthcare laws would place limitations and requirements on the manner in which we conduct our business, including our sales and promotional activities and interactions with healthcare professionals and facilities. In some instances, our interactions with healthcare professionals and facilities that occurred prior to commercialization (e.g., the granting of stock options) could have implications at a later date. The laws that may affect our ability to operate include, among others: (i) the federal healthcare programs Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary marketing authorization, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and/or disclosures such as the Sunshine Act; and/or (iv) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

Our communications regarding product candidates, even while in development, are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings relative to advertising, promotion, and marketing, and communications with study subjects and healthcare professionals, which could have a significant negative effect on our business.

We are subject to governmental oversight and associated civil and criminal enforcement relating to medical device advertising, promotion, and marketing, and such enforcement is evolving and intensifying. Communications regarding our products in development and regarding our clinical trials may subject us to enforcement if they do not comply with applicable laws. In the United States, we are potentially subject to enforcement from the FDA, other divisions of the Department of Health and Human Services, the U.S. Federal Trade Commission, the Department of Justice, and state and local governments. Other parties, including private plaintiffs, also are commonly bringing suit against pharmaceutical and medical device companies. We may be subject to liability based on the actions of individual employees and third-party contractors carrying out activities on our behalf.

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

We currently have a very small management team. Our success is dependent upon the ability, expertise and judgment of our senior management, and in particular Philippe Deschamps, our President and Chief Executive Officer, Joyce LaViscount, our Chief Financial Officer and Chief Operating Officer, Jonathan Sackier, our Chief Medical Officer and Jennifer Laux, our Chief Commercialization Officer. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on our business, operating results or financial condition.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code substantial changes in a corporation’s ownership may limit the amount of net operating losses, or NOLs, that can be utilized annually in the future to offset the corporation’s (and the corporation’s affiliates’) U.S. federal and state taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within any three-year period. The amount of the annual limitation is determined based on the value of the corporation that underwent the ownership change, immediately before the ownership change. Subsequent ownership changes may further affect any limitation in future years (including by way of exercising of warrants). We plan to undertake a study to analyze and determine if any historical ownership changes of us or our subsidiary HMI have occurred to determine if there are any permanent limitations on our ability to utilize NOLs in the future. If we determine that an ownership change has occurred, the limitations on the use of our NOLs could increase our U.S. federal and state tax liability and reduce the amount of cash available for distribution to shareholders or otherwise adversely affect the value of an investment in our common stock or warrants.

We may not be able to build an effective distribution network for our product.

We currently have very few employees and we intend to rely on distributors to sell our product. We cannot assure you that we will succeed in entering into and maintaining productive arrangements with an adequate number of distributors that are sufficiently committed to selling our products. The establishment of a distribution network is expensive and time consuming. As we launch new products and increase our marketing effort with respect to existing products, we will need to continue to hire, train, retain and motivate skilled independent distributors with significant technical knowledge. In addition, the commissions we pay our distributors could increase over time, which would result in higher sales and marketing expenses. Furthermore, current and potential distributors may market and sell the products of our competitors. Even if the distributors market and sell our product, our competitors may be able, by offering higher commission payments or other incentives, to persuade these distributors to reduce or terminate their sales and marketing efforts related to our product. The distributors may also help competitors solicit business from our existing customers. Some of our independent distributors may likely account for a significant portion of our sales volume, and, if we were to lose them, our sales could be adversely affected. Even if we engage and maintain suitable relationships with an adequate number of distributors, they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our product.

While we have executed an exclusive strategic alliance agreement with HTC and Heuro, we cannot guarantee the commercial success of this agreement, since Heuro is a newly formed entity and has no history of successfully developing clinic systems to commercialize a medical device product.

Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, even though the formal process for leaving the European Union may take years to complete. This formal process began in March 2017, when the United Kingdom served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union in March 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom.

A “no-deal” Brexit may have a significant negative impact on medical device manufacturers such as us. A Notified Body, or NB, that we contracted with as our EU regulatory service provider is located in the UK.  CE Mark issued by a UK NB is at risk due to Brexit.  Medical device manufacturers such as us with products CE Marked by a UK NB may not be able to place those products on the market until Brexit issues are resolved by the European Commission and local governments. In addition, the acceptance of medical device market authorization from UK NBs by countries outside of the EU, which have traditionally accepted UK NB CE marked products, is at risk of interruption due to Brexit.  The complexity of Brexit places a significant burden on UK NBs which may negatively impact their ability to provide market clearance (i.e., CE Marking) reviews and certifications in a timely manner. Delays in CE Marking and delays in the issuance of certificates could delay us from placing our PoNS device on the market outside of the UK including outside of the EU (for those countries that require quality management system certificates and CE approval prior to marketing).

As a result of the use of our product candidates in clinical trials, and if and when we sell our products, we may be liable for product liability claims and we may not carry sufficient product liability insurance.

The devices and products that we are developing may expose us to potential liability from personal injury claims by clinical trial subjects and, if commercially sold, end-users of the product. We maintain clinical trial liability insurance and carry product liability insurance to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our intended product. We cannot assure you that when we commence distribution of our product that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products, our liability could exceed our total assets and our ability to pay the liability.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As an “emerging growth company”, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, shareholder approval of any golden parachute payments not previously approved and presenting the relationship between executive compensation actually paid and our financial performance. We will remain an “emerging growth company” until December 31, 2019.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Additionally, we have irrevocably elected to comply with new or revised accounting standards even though we are an emerging growth company.

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

In 2017, we were the victim of a business email compromise fraud, which resulted in our incurring a loss of approximately $0.2 million. While enhancements have been made to our controls relating to electronic payments by or for us that we believe will reduce our risk of becoming a victim of future frauds related to our payments, including by wire transfers, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, the control enhancements that have been made and any additional enhancements that may be made in the future, to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of the PoNS device or any future product candidate could be delayed. In 2017, we were the victim of a business email compromise, fraud which resulted in our incurring a loss of approximately $0.2 million. Enhancements have been made to our controls relating to electronic payments by or for us that we believe will reduce our risk of becoming a victim of future frauds related to our payments, including by wire transfers. However, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, the control enhancements that have been made, and any additional enhancements that may be made in the future, to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise any required working capital and adversely affect our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise any required capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future may have a material adverse effect upon our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

An active trading market for our common stock on Nasdaq may not continue to develop or be sustained.

Although our common stock is listed on Nasdaq, as of April 2018, we cannot assure you that an active trading market for our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell their shares of our common stock without depressing the market price for the shares or to sell the shares at all.

If we are not able to comply with the applicable Nasdaq continued listing requirements or standards, Nasdaq could delist our common stock.

Our common stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. In addition, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Trading of our common stock could be sporadic, and the price of our common stock may be volatile; we caution you as to the highly illiquid nature of an investment in our shares.

Our common stock has been listed on the TSX since April 18, 2016 and on Nasdaq on April 11, 2018. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock will likely be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock; and a substantial, sustained decline in the price of shares of our common stock below the minimum Nasdaq listing requirement could cause our common stock to be delisted from such exchange, further reducing market liquidity. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

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

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents also contains other provisions that could have an anti-takeover effect, including:

•	stockholders are not entitled to remove directors other than by a 66 2⁄3% vote and only for cause;
•	stockholders are not be permitted to take actions by written consent;
•	stockholders cannot call a special meeting of stockholders; and
•	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. For example, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery and federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that the provision is not enforceable. If a court were to find either choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. As a result of this decision, we do not currently intend to enforce the federal forum selection provision in our certificate of incorporation, unless the decision is reversed on appeal. However, if the decision is reviewed on appeal and ultimately overturned by the Delaware Supreme Court, we would enforce the federal district court exclusive forum provision.

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

The U.S. Tax Cuts and Jobs Act, or the TCJA, significantly reforms the Code. The TCJA, among other things, contains significant changes to U.S. federal corporate income taxation, including reduction of the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for net operating losses arising after December 31, 2017, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and creating, modifying or repealing many business deductions and credits. Federal net operating losses arising in taxable year ending after December 31, 2017 will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our head office is located at 642 Newtown-Yardley Road, Suite 100, Newtown, PA 18940, with 10,444 square feet of lease office space. The lease terminates in January 2023, with an option to extend until January 2028. Monthly rent plus utilities is approximately $20 thousand per month, with a 3% annual increase. Our registered office and registered agent is located at Corporation Trust Company, 1209 Orange Street, Wilmington, DE 19801.

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

We are not aware of any legal proceedings contemplated by any governmental authority involving our properties or us. As of December 31, 2018, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade on the TSX under the symbol “HSM” and we have a series of warrants that trade on the TSX.

On April 11, 2018, our shares of common stock began trading on the Nasdaq under the symbol “HSDT”.

Holders

As of March 8, 2019, there were approximately 180 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Sales of Unregistered Securities.

None

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this filing, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

Our first product, the Portable Neuromodulation Stimulator, or PoNS™, is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury, or mmTBI, and is an  investigational, non-invasive, medical device for which we have submitted an application for marketing authorization to the U.S. Food and Drug Administration, or FDA, and for a CE Mark in the European Union, or EU, to improve balance in patients following a mmTBI. The PoNS device, when combined with targeted physical and/or cognitive therapy, or the PoNS Treatment, is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function.

On December 21, 2018, our wholly owned subsidiary NeuroHabilitation Corporation, or NHC, changed its name to Helius Medical, Inc, or HMI. On January 31, 2019, we formed another wholly owned subsidiary, Helius NeuroRehab, Inc., or HNR, a Delaware corporation, which will operate a clinical research site as well as a rehabilitation clinic that will provide the PoNS Treatment to patients with balance and gait disorder following our receipt of marketing authorization from the FDA.

Since our inception, we have incurred significant operating losses. Our net loss was $28.6 million and $28.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $95.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to advance the PoNS Treatment and seek regulatory clearance and pursue its commercialization. In addition, if we obtain marketing authorization, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Further, we may incur expenses in connection with the in-license or acquisition of other potential products.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements, as, and when, needed, we may have to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

As of December 31, 2018, we had cash of $25.6 million. We expect that we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations. However, we do not currently have sufficient resources to accomplish all of the conditions necessary for us to generate revenue. For this reason, there is substantial doubt that we can continue as a going concern for the next 12 months unless we obtain additional capital to pay or reduce our expenditures.

Business Update

PoNS Development

For the year ended 2018, we achieved certain significant milestones in the development of our PoNS Treatment. As part of the submission process for de novo classification and 510(k) clearance, FDA encourages companies to engage in pre-submission meetings to obtain the agency’s perspective and feedback. During the second quarter of 2018, we met with the FDA in a pre-submission meeting, which focused on the design verification testing used to support our submission. In July 2018, we met with the FDA for another pre-submission meeting focusing on clinical data. In August 2018, we submitted a request to the FDA for de novo classification and 510(k) clearance of the PoNS device. Our request incorporated feedback that we obtained from the FDA in the pre-submission meetings and was supported by clinical data on 163 patients from two double blind, randomized, controlled trials evaluating the PoNS device’s safety and efficacy.

In January 2019, we received a request for additional information, or AI, from the FDA and the FDA placed its review on administrative hold until we submitted the requested information.  In March 2019, we submitted the information requested by FDA, which we expect will enable the FDA to resume its review for our de novo classification and 510(k) clearance.

In September 2018, we also submitted an application for a Class II medical device license to Health Canada to market the PoNS device. In October 2018, we received a medical device license from Health Canada, which authorizes us to market our PoNS device as a Class II medical device in Canada.

In December 2018, we submitted an application for a CE Mark, the receipt of which will allow us to market the PoNS device in the European Union. We expect to submit an application for marketing authorization in Australia during the second quarter of 2019.

Clinical Experience Program

During the second quarter of 2018, we also formally launched our clinical experience program, or CEP. Our CEPs are programs we sponsor in partnership with leading neurorehabilitation centers in the United States, including academic and research institutions as well as hospital systems. We expect the clinical experience programs to allow us to offer an open label clinical study of our PoNS Treatment in patients suffering from chronic balance deficit due to mmTBI in a real-world clinical setting in advance of a 510(k) clearance of our PoNS device by the FDA. We expect our CEPs to be an important component of our pre-regulatory clearance activities, as we expect them to enable us to build relationship with leading, neurorehabilitation centers and key opinion leaders in the area of TBI, generate clinical evidence and gain real-world experience in the use of the PoNS device. We are currently recruiting patients and expect to have real-world outcomes data during 2019.

In September 2018, we announced our first CEP with the Ohio State University Wexner Medical Center, a leading neurorehabilitation center located in Columbus, OH. In October 2018, we announced a second CEP with Northwell Health’s Feinstein Institute for Medical Research in Manhasset, NY, and in January 2019, we entered into three additional CEP partnerships with Oregon Health& Science University, or OSHU, in Portland, OR, Kessler Institute for Rehabilitation and Kessler Foundation, a New Jersey-based leader in rehabilitation care and research and the Baylor Research Institute in Dallas, TX.

Canadian Strategic Alliance

In September 2018, we entered into an exclusive strategic alliance agreement with Health Tech Connex, Inc., or HTC,  and Heuro Canada Inc., or Heuro, a newly formed wholly owned subsidiary of HTC, to establish three founding clinics to treat patients and create a replicable model for future clinic expansion. Under the terms of the agreement, Heuro is responsible for the development of the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The parties will contract with the clinics and develop a model for the clinics to deliver clinical services, featuring the PoNS Treatment, to manage neurological conditions. The parties are developing a clinical assessment plan to support the expansion of the neuroplasticity clinic system beyond the initial three founding clinics throughout Canada. The clinical assessment plan is a plan comprised of (i) the minimum criteria necessary for the parties to proceed with a clinical expansion plan and (ii) a framework for a replicable clinical model, which is anticipated to include among other things, policies and procedures, training modules, product distribution, storage and inventory requirements. The clinical expansion plan is a business plan for the expansion of the neuroplasticity clinic system beyond the initial three founding clinics throughout Canada through a franchise model.

A joint steering committee, or JSC, comprised of three representatives from each of HTC and Helius and one representative of Heuro, will oversee the establishment of the founding clinics and the development of the expansion plan to commercialize the PoNS Treatment and other clinical services. During the fourth quarter of 2018, the JSC approved and engaged two of the founding clinics to deliver the PoNS Treatment. In February 2019, we entered into supply agreements with these two founding clinics and we fulfilled our first commercial orders for the sale of the PoNS device. The founding clinics began treating patients in March 2019.

The agreement also provides for HTC to pay Helius CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. The term of the agreement is the earlier of September 2023 or the formal adoption of a clinical expansion plan. Under the terms of the agreement, each of Helius and HTC has agreed to fund up 50% of the Heuro’s operating budget as agreed to by the JSC not to exceed CAD$1 million each. Helius and HTC have also agreed to share in any net profits and losses of Heuro on a 50/50 basis (for additional information, see Note 7 to the consolidated financial statements elsewhere in this Annual Report on Form 10-K).

Reverse Stock Split

Effective after the close of business on January 22, 2018, we completed a 1-for-5 reverse stock split of our common stock.  All share and per share amounts in this Annual Report have been reflected on a post-split basis.

Change in Functional Currency

Prior to April 1, 2018, our functional currency was the Canadian dollar, or CAD$. We re-assessed our functional currency and determined that as of April 1, 2018, our functional currency had changed from the CAD$ to the U.S. dollar based on management's analysis of changes in the primary economic environment in which we operate. The change in functional currency was accounted for prospectively from April 1, 2018 and financial statements prior to and including the period ended March 31, 2018 were not restated for the change in functional currency.

Financings

For the year ended December 31, 2018, we raised $38.5 million in gross proceeds from two underwritten public offerings issuing 4,902,579 shares of our common stock and 2,463,185 warrants.

Components of Our Results of Operations

Revenue

During the fourth quarter of 2018, we recognized $0.5 million in license fee revenue as consideration for the rights granted by us to Heuro under an exclusive strategic alliance agreement.

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

R&D activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage registrational clinical trials. We expect our R&D expenses to increase over the next several years as we increase personnel costs, conduct feasibility and pilot studies and registrational clinical trials for additional indications, invest in our product development and manufacturing capabilities and prepare regulatory filings for our product candidates. Our expenditures are subject to certain uncertainties, including those described in Item 1A. “Risk Factors” in this Annual Report.

General and Administrative Expenses

G&A expenses consist principally of salaries and related costs for personnel in executive, commercial operations, finance and legal functions, including stock-based compensation, and travel expenses. Other G&A expenses include facility related costs, professional fees for legal, auditing and tax services, consulting, professional services and insurance costs.

We anticipate that our G&A expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting services related to our commercial operations, legal and tax-related services associated with maintaining compliance with Nasdaq and TSX listing and Securities and Exchange Commission, or SEC, requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with U.S. GAAP. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. U.S. GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Actual results could differ from those estimates made by management. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, stock-based compensation and derivative financial instruments.

Revenue Recognition

In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We apply the five-step model to contracts when we determine that it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price, after consideration of variability and constraints, if any, that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Prior to the fourth quarter of 2018, we had not generated revenue. During the fourth quarter of 2018, as part of our exclusive strategic alliance agreement, we transferred a license to Heuro in order for them to develop the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The license is a functional license as it has stand-alone functionality. As such, we recognized revenue once control transferred, which occurred in the fourth quarter of 2018 when regulatory approval of the PoNS device in Canada was obtained and the commercialization of the product, as defined within the agreement, began.   The agreement provides for HTC to pay us CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. We considered this to be a significant financing component and as such, the amount reflected in our consolidated statements of operations and comprehensive loss has been discounted to reflect this. The discount rate utilized to measure revenue and the related receivable was determined based on the rate that would be reflected in a separate financing transaction with the customer.  During the fourth quarter of 2018, we recognized revenues of $0.5 million in license fees when we satisfied our performance obligation.

Stock-Based Compensation

We account for all stock-based payments and awards under the fair value-based method. We recognize our stock-based compensation expense using the straight-line method.

We account for the granting of stock options to employees and non-employees using the fair value method whereby all awards are measured at fair value on the date of the grant. The fair value of all employee-related stock options is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to common stock. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service conditions.

Stock-based payments to non-employees are measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards are recognized over the requisite service period following the measurement of the fair value on the grant date over the vesting period of the award.

We use the Black-Scholes option-pricing model to calculate the fair value of stock options. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. Changes in these assumptions can materially affect the fair value estimate.

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

We use the Black-Scholes option-pricing model to value derivative financial instrument liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 - Fair Value Measurement.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017	Change
Revenue:
License revenue	$478	$—	$478
Operating expenses:
Research and development	9,939	14,387	(4,448)
General and administrative	17,214	8,466	8,748
Total operating expenses	27,153	22,853	4,300
Operating loss	(26,675)	(22,853)	(3,822)
Other income (expense):
Interest and other income	63	-	63
Change in fair value of derivative financial instruments	(3,577)	(3,443)	(134)
Foreign exchange gain (loss)	1,566	(1,728)	3,294
Total other expense	(1,948)	(5,171)	3,223
Net loss	$(28,623)	$(28,024)	$(599)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

For the year ended December 31, 2018, we recognized license fee revenue of $0.5 million under an exclusive strategic alliance agreement (see Note 2 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K). For the year ended December 31, 2017, we did not generate any revenue.

Research and Development Expenses

Research and development, or R&D, expenses were $9.9 million for the year ended December 31, 2018, compared to $14.4 million for the year ended December 31, 2017, a decrease of approximately $4.5 million. The decrease was primarily driven by a $4.0 million decrease in clinical trial expenses as we completed our registrational clinical trial during the third quarter of 2017 and a $2.5 million reduction in product development costs due to the completion of the design and development work on the PoNS device. These decreases were partially offset by higher salaries and employee expenses of $0.9 million, stock-based compensation expense of $0.6 million and consulting and regulatory expenses of $0.5 million as we advance our PoNS device through the regulatory clearance processes.

General and Administrative Expenses

General and administrative, or G&A, expenses were $17.2 million for the year ended December 31, 2018, compared to $8.5 million for the year ended December 31, 2017, an increase of $8.7 million. The increase was primarily due to higher stock-based compensation expense of $5.7 million in 2018, which was mainly the result of the change in our functional currency (as described in Note 4 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K).  In addition, commercial operations expenses increased by $1.3 million for the year ended December 31, 2018 as we began building out of our commercial operations infrastructure in anticipation of receiving marketing authorization of the PoNS device from the FDA, Health Canada and CE Mark. In October 2018, we received our medical device license to market the PoNS device in Canada. Wages, salaries and employee benefits also increased by $1.2 million due to increased head count while consulting expenses also increased by $0.2 million and filing and other fees incurred, as a result of our public offerings increased by $0.3 million.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was an expense of $3.6 million for the year ended December 31, 2018, compared to an expense of $3.4 million for the year ended December 31, 2017.

The change in fair value of derivative financial instruments was primarily attributable a change in our stock price, volatility and the number of derivative financial instruments being measured during the period (see Note 3 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K). The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange gain was $1.6 million for the year ended December 31, 2018, compared to a loss of $1.7 million for the year ended December 31, 2017. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

 Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of options and warrants. From June 2014 through December 31, 2018, we raised approximately $94.0 million in gross proceeds from various public and private offerings of our securities as well as the exercise of options and warrants, including $34.6 million in net proceeds from our 2018 public offerings, after deducting underwriters’ discounts and commissions and offering expenses paid by us.

In April 2018, we issued 2,463,185 shares of our common stock and warrants to purchase 2,463,185 shares of our common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrants. Net proceeds from the offering after deducting underwriter’s discounts and commissions and offering expenses was $16.3 million. In addition, in November 2018, we issued 2,439,394 shares of our common stock in an underwritten public offering at a price of $8.25 per share. Net proceeds from the offering after deducting underwriter’s discounts and commission and offering expenses was $18.3 million. We intend to use our available capital resources primarily to fund manufacturing activities for the PoNS device, activities related to our submissions for marketing authorization of the PoNS device to the FDA and other regulatory authorities, commercial launch preparations, and for working capital and general corporate purposes.

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of December 31, 2018 and 2017 (amounts in thousands):

	As of December 31,
	2018	2017
Cash	$25,583	$5,562
Working capital	$22,757	$1,897

We currently have limited working capital and liquid assets.  Our cash as of December 31, 2018 was $25.6 million. To date, we have not generated any revenue from the commercial sale of our products or services. There are a number of conditions that we must satisfy before we will be able to generate revenue from the commercialization of the PoNS Treatment, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, our ability to generate significant revenue in the future will be dependent upon the receipt of FDA marketing authorization of the PoNS device for treating balance disorder associated with mmTBI.

We will require additional funding to fund our ongoing activities. We believe that our existing capital resources will be insufficient to fund our operations beyond the third quarter of 2019. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017	Change
Net cash used in operating activities	$(19,621)	$(19,325)	$(296)
Net cash used in investing activities	(440)	(190)	(250)
Net cash provided by financing activities	40,028	22,218	17,810
Effect of foreign exchange rate changes on cash	54	190	(136)
Net increase (decrease) in cash	$20,021	$2,893	$17,128

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $19.6 million.  This was comprised of a net loss of $28.6 million, adjusted for non-cash items including the change in the fair value of our derivative liabilities of $3.6 million and stock-based compensation expense of $8.1 million, which amounts were partially offset by unrealized foreign exchange gain of $1.7 million and changes in operating assets and liabilities of $1.0 million.

Net cash used in operating activities for the year ended December 31, 2017 was $19.3 million.  This was comprised of a net loss of $28.0 million, adjusted for non-cash items including the change in the fair value of our derivative liabilities of $3.4 million, stock-based compensation expense of $1.8 million and unrealized foreign exchange loss of $1.6 million which amounts were partially offset by changes in operating assets and liabilities of $1.8 million.

Net Cash used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $0.4 million, which was primarily comprised of $0.2 million for furniture and fixtures at our headquarters location and a $0.2 million laser marking equipment that will be used in the commercial production of the PoNS device. Net cash used in investing activities for the year ended December 31, 2017 was $0.2 million, which was primarily related to leasehold improvements at our office space.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $40.0 million, which was primarily comprised of $38.5 million received from offerings of our common stock and warrants. In April 2018, we received approximately $18.4 million in gross proceeds from a public offering from the sale of 2,463,185 shares of our common stock and accompanying warrants. In November 2018, we received approximately $20.1 million in a public offering from the sale of 2,439,394 shares of our common stock. For the year ended December 31, 2018, we also received approximately $4.7 million in proceeds from the exercise of stock options and warrants. These proceeds were partially offset by $3.2 million in issuance costs primarily related to our public offering.

Net cash provided by financing activities for the year ended December 31, 2017 was $22.2 million, which was primarily comprised of $20.9 million received from offerings of our common stock and warrants. In February 2017, we received approximately $9.2 million in a public offering from the sale of 1,311,000 shares of our common stock. In June 2017, we received approximately $5.4 million from the sale of 800,000 shares of our common stock in a private placement. In December 2017, we received approximately $6.3 million from the sale of 646,016 units, each of which was comprised of one share of our common stock and one share purchase warrant in a private placement. For the year ended December 31, 2017, we also received approximately $2.6 million in proceeds from the exercise of stock options and warrants. These proceeds were partially offset by $1.2 million in issuance costs primarily related to our public offering.

Off Balance Sheet Arrangements

In September 2018, we entered into an exclusive strategic alliance agreement with HTC and Heuro. Under the terms of the agreement, Heuro is responsible for the development of the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The agreement also provides for HTC to pay us CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. Helius and HTC have agreed to fund up 50% of the Heuro’s operating budget as agreed to by the JSC, but not to exceed 50% of the operating budget associated with this arrangement, and share in the net profits and losses of Heuro on a 50/50 basis with HTC. The term of the agreement is the earlier of September 2023 or the formal adoption of a clinical expansion plan. For the year ended December 31, 2018, we recorded $0.2 million in expenses for our share of the estimated costs incurred by Heuro in addition to $0.2 million of expenses we incurred in performing services on behalf of Heuro which amounts were recorded as general and administrative expenses in our consolidated statement of operations and comprehensive loss.

To the best of management’s knowledge, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition other than that described above and in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes, as of December 31, 2018, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied (amounts in thousands):

	Payments due by Period
		Greater than	Greater than	Greater than
	1 Year or Less	1 Year to 3 Years	3 Years to 5 Years	5 Years	Total
Operating lease	$246	$513	$279	$—	$1,038
Heuro funding obligation	572	—	—	—	572
Inventory purchase obligation	689	—	—	—	689
Total	$1,507	$513	$279	$—	$2,299

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations and comprehensive loss. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that, allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The impact of the standard did not have a material impact on our consolidated financial statements. We adopted the standard on January 1, 2019, using the modified retrospective method and will not restate comparative periods. The new standard will not have an impact on our consolidated statements of operations and comprehensive loss, but it will result in an approximate $0.7 million lease liability and right of use asset recognized on our consolidated balance sheets upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance specifies that Topic 718 will be applied to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. During the third quarter of 2018, we early adopted the standard and the adoption did not have any material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the effect that ASU 2018-13 will have on our consolidated financial statements

JOBS Act

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

We are exposed to foreign currency exchange risk from the transfer of funds between the United States and Canada to satisfy obligations, as we do not hedge our foreign exchange exposure. We do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have had a material impact on our operating results or financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements included in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting.  Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Because we qualify as an emerging growth company under the JOBS Act, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2019 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

4.4

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

10.4†	Consulting Agreement between Helius Medical, Inc and Mitch Tyler, dated December 10, 2014 (incorporated by reference to Exhibit 10.5 to the Form 10-12G filed with the SEC on February 6, 2015)

10.5

License Agreement between Advanced NeuroRehabilitation, LLC and Yuri Danilov, Mitchell Tyler, Kurt Kaczmarek and John Klus, dated June 29, 2011 (incorporated by reference to Exhibit 10.8 to the Amendment to Form S-1 filed with the SEC on September 23, 2014)

10.6

Amended and Restated Patent Sub-License Agreement between Advanced NeuroRehabilitation, LLC and Helius Medical, Inc, having an effective date of January 22, 2013 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on July 14, 2014)

10.7

Second Amended and Restated Patent Sub-License Agreement between Advanced NeuroRehabilitation, LLC and Helius Medical, Inc, dated June 6, 2014, but having an effective date of January 22, 2013 (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on July 14, 2014)

10.8

Master Cooperative Research and Development Agreement between Helius Medical, Inc, Advanced NeuroRehabilitation, LLC, Yuri Danilov, Mitchell Tyler, Kurt Kaczmarek and U.S. Army Medical Material Agency and U.S. Army Medical Material Development Activity, dated effective February 1, 2013 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on July 14, 2014)

Exhibit Number	Exhibit
10.9

Notice of Modification No. 1 to Cooperative Research and Development Agreement between Helius Medical, Inc, Advanced NeuroRehabilitation, LLC, Yuri Danilov, Mitchell Tyler, Kurt Kaczmarek and U.S. Army Medical Material Agency and U.S. Army Medical Material Development Activity, dated April 29, 2014 (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on July 14, 2014)

10.10

Notice of Modification No. 2 to Cooperative Research and Development Agreement between Helius Medical, Inc, Advanced NeuroRehabilitation, LLC, Yuri Danilov, Mitchell Tyler, Kurt Kaczmarek and U.S. Army Medical Material Agency and U.S. Army Medical Material Development Activity, dated January 12, 2015 (incorporated by reference to Exhibit 10.12 to the Form 10-12G filed with the SEC on February 6, 2015)

10.11

Design and Manufacturing Consultant Agreement between Helius Medical, Inc and Clinvue, LLC, dated January 30, 2013 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on July 14, 2014)

10.12

Commercial Development-to-Supply Program between Helius Medical, Inc and Ximedica, dated October 25, 2013 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on July 14, 2014)

10.13†

Employment Agreement between Helius Medical Technologies, Inc. and Joyce LaViscount, dated October 19, 2015 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on February 16, 2016)

10.14‡	Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 9, 2015 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on October 16, 2015)

10.15

Notice of Modification No. 3 to Cooperative Research and Development Agreement between Helius Medical, Inc, Advanced NeuroRehabilitation, LLC, Yuri Danilov, Mitchell Tyler, Kurt Kaczmarek and U.S. Army Medical Material Agency and U.S. Army Medical Material Development Activity, dated December 28, 2016 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on December 31, 2015)

10.16

Sole-source cost sharing contract between Helius Medical, Inc and the U.S. Army Medical Research and Materiel Command (USAMRMC) dated as of July 7, 2015 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 4, 2016)

10.16.1

Amendment to Sole-Source Cost Sharing Contract between Helius Medical, Inc and the U.S. Army Medical Research and Materiel Command (USAMRMC), dated November 7, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 21, 2016)

10.17	Amended and Restated June 2014 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed with the SEC on November 9, 2017)

10.17.1	2014 Stock Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.23.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.18	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.18.1	Amendment Number 1 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.18.2	Amendment Number 2 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.18.3	2016 Omnibus Incentive Plan Form of U.S. Option Grant Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.18.4	2016 Omnibus Incentive Plan Form of Canada Option Grant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.19

Commercial lease agreement dated March 29, 2017 between Helius Medical, Inc and 660 Tudor Square, L.P. (incorporated by reference to Exhibit 10.26 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.20	Modification No. 4 to the Amended Cooperative Research and Development Agreement, dated September 6, 2017 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed September 12, 2017)

10.20.1

Amendment to Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 2, 2017)

Exhibit Number	Exhibit
10.21

Amendment of Solicitation/Modification of Contract of Sole-Source Cost Sharing Agreement with the U.S. Army Medical Research and Materiel Command), dated November 7, 2017 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 9, 2017)

10. 22‡

Commercial contract manufacturing agreement dated December 29, 2017 between Helius Medical, Inc and Key Tronic Corporation (incorporated by reference to Exhibit 10.29 to the Form 10-K filed March 12, 2018)

10.23†	Employment agreement between Helius Medical Technologies, Inc. and Jennifer Laux, dated July 9, 2018, (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 9, 2018)

10.24	2018 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 8, 2018)

10.25	2018 Omnibus Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed November 8, 2018)

10.26	2018 Omnibus Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed November 8, 2018)

10.27*	Supplemental Agreement to Asset Purchase Agreement Dated October 9, 2015, between Helius Medical, Inc and A&B (HK) Company Limited, dated as of August 15, 2018

21.1*	Subsidiaries of Helius Medical Technologies, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

ITEM 16.	FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Helius Medical Technologies, Inc.

Newtown, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helius Medical Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses since its inception, has an approximate accumulated deficit of $95.0 million as of December 31, 2018 and the Company expects to incur further net losses in the development of its business.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Philadelphia, Pennsylvania

March 14, 2019

Helius Medical Technologies, Inc.

Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	As of December 31,
	2018	2017
ASSETS
Current assets
Cash	$25,583	$5,562
Receivables	275	704
Inventory	392	—
Prepaid expenses	447	352
Other current assets	264	—
Total current assets	26,961	6,618
Property and equipment, net	554	173
Other assets
Non-current receivables	294	—
Other non-currents assets	18	18
Total other assets	312	18
TOTAL ASSETS	$27,827	$6,809
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,392	$3,479
Accrued liabilities	1,812	1,242
Derivative financial instruments	13,769	9,578
Total current liabilities	17,973	14,299
TOTAL LIABILITIES	17,973	14,299
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018; no preferred stock authorized as of December 31, 2017	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 25,827,860 shares issued and outstanding as of December 31, 2018	26	—
Common stock (Unlimited Class A common shares authorized); 20,178,226 shares issued and outstanding as of December 31, 2017	—	52,230
Additional paid-in capital	105,411	6,602
Accumulated other comprehensive income (loss)	(591)	47
Accumulated deficit	(94,992)	(66,369)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,854	(7,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,827	$6,809

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data)

	Year Ended December 31,
	2018	2017

Revenue:
License revenue	$478	$-
Operating expenses:
Research and development	9,939	14,387
General and administrative	17,214	8,466
Total operating expenses	27,153	22,853
Operating loss	(26,675)	(22,853)
Other income (expense):
Other income	63	—
Change in fair value of derivative financial instruments	(3,577)	(3,443)
Foreign exchange gain (loss)	1,566	(1,728)
Total other expense	(1,948)	(5,171)
Net loss	(28,623)	(28,024)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(638)	1,775
Comprehensive loss	$(29,261)	$(26,249)
Net loss per share
Basic and diluted	$(1.26)	$(1.50)
Weighted average shares outstanding
Basic and diluted	22,786,192	18,632,740

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(Except shares data, amounts in thousands)

					Additional		Accumulated Other
	Common Stock, $0.001 par value		Common Stock, no par value		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2016	—	$-	16,926,120	$30,897	$5,732	$(38,345)	$(1,728)	$(3,444)
Issuance of common stock in public offering	—	—	1,311,000	9,187	—	—	—	9,187
Issuance of common stock and warrants in private placement	—	—	1,446,016	11,691	—	—	—	11,691
Fair value of warrants issued in connection with the December 2017 financing classified as derivative financial instruments	—	—	—	(3,017)	—	—	—	(3,017)
Share issuance costs	—	—	—	(1,321)	—	—	—	(1,321)
Stock-based compensation expense	—	—	—	—	1,719	—	—	1,719
Proceeds from the exercise of stock options and warrants	—	—	492,826	2,588		—	—	2,588
Vesting of restricted stock units, net of taxes	—	—	2,264	—	—	—	—	—
Reclassification of exercised stock options and warrants from additional paid-in capital	—	—	—	849	(849)	—	—	—
Reclassification of liability classified warrants upon exercise	—	—	—	1,356	—	—	—	1,356
Net loss	—	—	—	—	—	(28,024)	—	(28,024)
Foreign currency translation adjustments	—	—	—	—	—	—	1,775	1,775
Balance as of December 31, 2017	—	$—	20,178,226	$52,230	$6,602	$(66,369)	$47	$(7,490)
Proceeds from the issuance of common stock and accompanying warrants from April 2018 public offering	—	—	2,463,185	18,400	—	—	—	18,400
Fair value of liability-classified warrants issued in connection with April 2018 public offering	—	—	—	(7,372)	—	—	—	(7,372)
Share issuance costs - April 2018 public offering	—	—	—	(1,273)	—	—	—	(1,273)
Proceeds from the exercise of stock options and warrants	—	—	736,130	4,637	—	—	—	4,637
Stock-based compensation expense - prior to change in corporate domicile	—	—	—	—	1,047	—	—	1,047
Reclassification of liability-classified warrants upon exercise	—	—	—	3,748	—	—	—	3,748
Settlement of vested restricted stock units, net of taxes	—	—	705	—	(2)	—	—	(2)
Reclassification of exercised compensation options and warrants from additional paid-in capital	—	—	—	110	(110)	—	—	—
Reclassification of April 2016 compensation options and warrants from additional paid-in capital to derivative financial instruments due to change in functional currency	—	—	—	—	(1,586)	—	—	(1,586)
Reclassification of USD denominated warrants from derivative financial instruments to additional paid-in capital due to change in functional currency	—	—	—	—	2,478	—	—	2,478
Reclassification of equity-classified stock options to stock-based compensation liability due to change in functional currency	—	—	—	—	(4,182)	—	—	(4,182)

Reclassification from stock-based compensation liability to common stock as a result of exercise of stock options	—	—	—	32	—	—	—	32
Reclassification of non-employee options recorded as derivative financial instruments due to modification of options	—	—	—	—	1,206	—	—	1,206
Reclassification of stock-based compensation due to modification of options	—	—	—	—	10,338	—	—	10,338
Reclassification upon change in corporate domicile	23,378,246	23	(23,378,246)	(70,512)	70,489	—	—	—
Proceeds from issuance of common stock in connection with November 2018 public offering	2,439,394	3	—	—	20,123	—	—	20,126
Proceeds from exercise of stock options	10,220	—	—	—	26	—	—	26
Share issuance costs - November 2018 public offering	—	—	—	—	(1,867)	—	—	(1,867)
Stock-based compensation expense - after change in corporate domicile	—	—	—	—	849	—	—	849
Net loss	—	—	—	—	—	(28,623)	—	(28,623)
Foreign currency translation adjustments	—	—	—	—	—	—	(638)	(638)
Balance as of December 31, 2018	25,827,860	$26	—	$-	$105,411	$(94,992)	$(591)	$9,854

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(28,623)	$(28,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	59	17
Change in fair value of derivative financial instruments	3,577	3,443
Stock-based compensation expense	8,095	1,818
Unrealized foreign exchange (gain) loss	(1,711)	1,585
Changes in operating assets and liabilities:
Receivables	429	(479)
Prepaid expenses	(95)	186
Inventory	(392)	—
Other assets	(264)	—
Non-current receivables	(294)	—
Account payable	(1,087)	1,318
Accrued liabilities	685	811
Net cash used in operating activities	(19,621)	(19,325)
Cash flows from investing activities
Purchase of property and equipment	(440)	(190)
Net cash used in investing activities	(440)	(190)
Cash flows from financing activities
Proceeds from the issuances of common stock and warrants	38,526	20,878
Share issuance costs	(3,161)	(1,248)
Proceeds from the exercise of stock options and warrants	4,663	2,588
Net cash provided by financing activities	40,028	22,218
Effect of foreign exchange rate changes on cash	54	190
Net increase in cash	20,021	2,893
Cash at beginning of year	5,562	2,669
Cash at end of year	$25,583	$5,562
Supplemental disclosure of non-cash cash activities
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities
Share issuance costs included in accounts payable and accrued liabilities	$52	$73

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”), is neurotechnology company focused on neurological wellness. The Company’s purpose is to develop, license or acquire non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNS™”), is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury (“mmTBI”), and is an  investigational, non-invasive, medical device for which the Company has submitted an application for marketing authorization to the U.S. Food and Drug Administration, (“FDA”), and for a CE mark for marketing authorization in the European Union, to improve balance in patients following a mmTBI. The Company’s PoNS device, when combined with targeted physical and/or cognitive therapy, (“PoNS Treatment”), is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function.

On December 21, 2018, the Company’s wholly owned subsidiary NeuroHabilitation Corporation changed its name to Helius Medical, Inc (“HMI”).

The Company was incorporated in British Columbia, Canada, on March 13, 2014. On May 28, 2014, the Company completed a continuation via a plan of arrangement whereby the Company moved from being a corporation governed by the British Columbia Corporations Act to a corporation governed by the Wyoming Business Corporations Act. On July 20, 2018, the Company completed its reincorporation from Wyoming to the state of Delaware. The Company is headquartered in Newtown, Pennsylvania.

The Company’s wholly owned subsidiaries are comprised of HMI and Helius Medical Technologies (Canada), Inc. (“Helius Canada”).

The Company’s Class A common stock, par value $0.001 per share (“common stock”) is listed on the Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (the “TSX”). The common stock began trading on the Canadian Securities Exchange on June 23, 2014, under the ticker symbol “HSM” and the trading was subsequently transferred to the TSX on April 18, 2016. On April 11, 2018, the common stock began trading on Nasdaq under the ticker symbol “HSDT” after having traded on the OTCQB in the United States under the ticker symbol “HSDT” since February 10, 2015.

Reverse Stock Split

Effective after the close of business on January 22, 2018, the Company completed a 1-for-5 reverse stock split of its common stock. All share and per share amounts in this Annual Report have been reflected on a post-split basis.

Going Concern Uncertainty

As of December 31, 2018, the Company had cash of $25.6 million. For the year ended December 31, 2018, the Company incurred a net loss of $28.6 million and, as of December 31, 2018, its accumulated deficit was $95.0 million. The Company has not generated any revenue from the commercial sale of products or services and has not achieved profitable operations. The Company expects to continue to incur operating losses and net cash outflows until it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s reporting currency is the U.S. Dollar (“USD$”).

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosure of contingent assets and liabilities. Significant estimates include the assumptions used in the valuation of the significant financing component associated with revenue, fair value-pricing model for stock-based compensation and derivative financial instruments. Financial statements include estimates, which, by their nature, are uncertain. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and its wholly owned subsidiaries. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated (see Note 8). All intercompany balances and transactions have been eliminated.

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

Receivables

Receivables are stated at their net realizable value. As of December 31, 2018, receivables consisted primarily of amounts owed related to revenue from the license fee resulting from the strategic alliance agreement executed in 2018 of approximately $0.5 million as well as a refund from a research and development (“R&D”) tax credit of $0.1 million. As of December 31, 2017, receivables included Goods and Services Tax and Quebec Sales Tax refunds related to the Company’s Canadian expenditures.

Inventory

The Company’s inventory consists of raw materials, primarily related to component parts for the initial launch build of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. No inventory markdowns to net realizable value were recorded during the year ended December 31, 2018.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful lives of the related asset or the term of the related lease. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The estimated useful life of its leasehold improvements is over the shorter of its lease term or useful life of 5 years, the estimated useful life of furniture and fixtures is 7 years; equipment has an estimated useful life of 15 years and computer software and hardware has an estimated useful life of 3 to 5 years.

The following tables summarizes the Company’s property and equipment as of December 31, 2018 and 2017 (amounts in thousands):

	As of December 31,
	2018	2017
Leasehold improvement	$182	$173
Furniture and fixtures	185	—
Equipment	219	—
Computer hardware and software	44	17
Property and equipment	630	190
Less accumulated depreciation	(76)	(17)
Property and equipment, net	$554	$173

Foreign Currency

Prior to April 1, 2018, the Company's functional currency was the Canadian dollar (“CAD$”). Translation gains and losses from the application of the USD$ as the reporting currency during the period that the Canadian dollar was the functional currency were included as part of cumulative currency translation adjustment, which is reported as a component of stockholders' equity (deficit) as accumulated other comprehensive income (loss).

The Company re-assessed its functional currency and determined that, as of April 1, 2018, its functional currency had changed from the CAD$ to the USD$ based on management's analysis of changes in the primary economic environment in which the Company operates. The change in functional currency was accounted for prospectively from April 1, 2018 and financial statements prior to and including the period ended March 31, 2018 were not restated for the change in functional currency.

For periods commencing April 1, 2018, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after April 1, 2018 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the consolidated statement of operations and comprehensive loss as foreign exchange gain (loss).

The functional currency of Helius Canada, the Company’s Canadian subsidiary is the CAD$ and the functional currency of HMI is the USD$. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Revenues, expenses and cash flows are translated at the weighted-average rates of exchanges for the reporting period. The resulting currency translation adjustments are not included in the Company’s consolidated statements of operations and comprehensive loss for the reporting period, but rather are accumulated and gains and losses are recorded in foreign exchange gain (loss), as a component of comprehensive loss, within the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value-based method. The Company recognizes its stock-based compensation expense using the straight-line method.

The Company accounts for the granting of stock options to employees and non-employees using the fair value method whereby all awards are measured at fair value on the date of the grant. The fair value of all employee stock options is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder is recorded in additional paid-in capital, while the par value of the shares received is reclassified from additional paid in capital to common stock. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service conditions.

Prior to the adoption of ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) during the third quarter of 2018, stock-based payments to non-employees were measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever was more reliably measurable, and the fair value of stock-based payments to non-employees was re-measured at the end of each reporting period until the counterparty performance was completed, with any change therein recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity-based instruments. The fair value of the stock-based payments to non-employees that were fully vested and non-forfeitable as of the grant date was measured and recognized at that date. Following the adoption of ASU 2018-07, stock-based payments to non-employees are now being measured based on the fair value of the equity instrument issued and compensation expense for non-employee stock awards is recognized over the requisite service period following the measurement of the fair value on the grant date over the vesting period of the award.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. Changes in these assumptions can materially affect the fair value estimate.

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades in, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. The change in the Company’s functional currency, effective April 1, 2018 resulted in the reclassification of outstanding stock options that were previously denominated in CAD$ from equity- to liability-classified options (see Note 4). Liability classified options are re-measured to their fair values at the end of each reporting date with changes in the fair value recognized in stock-based compensation expense or additional paid-in capital until settlement or cancellation. Under FASB’s ASC 718– Compensation – Stock Compensation, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. In June 2018, the Company’s Board of Directors approved subject to the consent of the holders of such options the modification of outstanding stock options with exercise prices denominated in CAD$ to convert the exercise prices of such options to USD$ based on the prevailing USD$/CAD$ exchange rates on the dates of the grants for such modified stock options. During the third quarter of 2018, employee and non-employee option holders owning stock options representing an aggregate of 2,741,146 shares of common stock consented to the modification. Employee stock options with a fair value of $10.3 million on August 8, 2018, which were previously classified as stock-based compensation liability, were reclassified to equity during the third quarter of 2018. Following these reclassifications, the Company no longer has any liability-classified stock options as of December 31, 2018 (see Note 4).

Revenue Recognition

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

(vi)	identify the contract(s) with a customer;
(vii)	identify the performance obligations in the contract;
(viii)	determine the transaction price;
(ix)	allocate the transaction price to the performance obligations in the contract; and
(x)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies the five-step model to contracts when it determines that it is probable it will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price, after consideration of variability and constraints, if any, that is allocated to the respective performance obligation when the performance obligation is satisfied.

Prior to the fourth quarter of 2018, the Company had not generated revenue. During the fourth quarter of 2018, as part of its exclusive strategic alliance agreement, the Company transferred a license to Heuro in order for them to develop the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The license is a functional license as it has stand-alone functionality. As such, the Company recognized revenue once when control transferred, which occurred in the fourth quarter of 2018 when regulatory approval of the PoNS device in Canada was obtained and the commercialization of the product, as defined within the agreement, began.   The agreement provides for HTC to pay the Company CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right the Company granted to Heuro. The Company considered this to be a significant financing component and as such, the amount reflected in its consolidated statements of operations and comprehensive loss has been discounted to reflect this. The discount rate utilized to measure revenue and the related receivable was determined based on the rate that would be reflected in a separate financing transaction with the customer. During the fourth quarter of 2018, the Company recognized revenues of $0.5 million in license fees when it satisfied its performance obligation.

As of December 31, 2018, the Company has recorded $0.2 million and $0.3 million in current and non-current receivables, respectively, and had no contract assets or liabilities on its consolidated balance sheets related to this contract. Upon adoption of ASC 606 on January 1, 2018, the Company had no contracts that were evaluated under ASC 606.

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

The Company has adopted the provisions of ASC 740 Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations and comprehensive loss. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated statements of operations and comprehensive loss.

Research and Development Expenses

R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, development and manufacturing of clinical trial devices and devices for manufacturing testing, materials and supplies as well as regulatory costs. R&D costs are charged to operations when they are incurred.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2018, the Company’s derivative financial instruments were comprised of warrants issued in connection with both public and/or private securities offerings and, as of December 31, 2017, also included certain non-employee stock options. During the third quarter of 2018, these non-employee stock options were reclassified to equity following the modification of these stock options. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity (see Note 4).

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

The Company’s financial instruments recorded in its consolidated balance sheets consist primarily of cash, receivables, accounts payable, accrued liabilities, and derivative financial instruments. The book values of these instruments, with the exception of derivative financial instruments and non-current receivables, approximate their fair values due to the immediate or short-term nature of these instruments.

The Company’s derivative financial instruments and non-current receivables are classified as Level 3 within the fair value hierarchy and required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option-pricing model as of December 31, 2018 and 2017 and the roll forward of the derivative financial instruments related to the Company’s warrants. As of December 31, 2018, the Company had no non-employee stock options classified as derivative financial instruments outstanding.

The following table summarizes the Company’s financial instruments within the fair value hierarchy as of December 31, 2018 and 2017 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Non-current receivable	$294	$—	$—	$294
Liabilities:
Warrants	$13,769	$—	$—	$13,769
December 31, 2017
Liabilities:
Non-employee stock options	$2,637	$—	$—	$2,637
Warrants	6,941	—	—	6,941
Total liabilities	$9,578	$-	$-	$9,578

There were no transfers between any of the levels during the years ended December 31, 2018 and 2017.

Basic and Diluted Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

The treasury stock method is used in calculating diluted EPS for potentially dilutive stock options and share purchase warrants, which assumes that any proceeds received from the exercise of in-the-money stock options and share purchase warrants, would be used to purchase common shares at the average market price for the period, unless including the effects of these potentially dilutive securities would be anti-dilutive.

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands, except for share and per share amounts):

	For the Year Ended December 31,
	2018	2017
Basic and Diluted
Numerator
Net loss	$(28,623)	$(28,024)
Denominator
Weighted-average common shares outstanding - basic and diluted	22,786,192	18,632,740
Basic and diluted net loss per share	$(1.26)	$(1.50)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses coupled with the exercise price of certain of these outstanding securities being greater than the average closing price of the Company’s common stock.

	For the Year Ended December 31,
	2018	2017
Options outstanding	3,308,049	2,448,646
RSUs	964	1,928
Warrants outstanding	4,004,304	2,379,919
Total	7,313,317	4,830,493

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use, (“ROU”), model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides an optional transition method that, allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The impact of the standard did not have a material impact on the Company’s consolidated financial statements. The new standard provides several optional practical expedients for use in transition. The Company has elected the package of practical expedients and, accordingly, will not reassess whether any expired or existing contracts are or contain leases nor the lease classification and initial direct costs of any expired or existing leases as of the date of application. In addition, the Company has elected to use the practical expedient to not separate lease and non-lease components for its lease. The Company adopted the standard on January 1, 2019, using the modified retrospective method on the effective date and accordingly will not restate comparative periods. The new standard will not have an impact on the Company’s consolidated statements of operations and comprehensive loss but it will result in an approximate $0.7 million lease liability and right of use asset recognized on its consolidated balance sheets upon adoption.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance specifies that Topic 718 will be applied to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. During the third quarter of 2018, the Company early adopted the standard and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that ASU 2018-13 will have on its consolidated financial statements.

3.	COMMON STOCK AND WARRANTS

On June 28, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s reincorporation from the state of Wyoming to the state of Delaware. On July 20, 2018, the Company completed its reincorporation from Wyoming to the state of Delaware.

As a result, following the Company’s reincorporation, the Company’s authorized capital stock pursuant to its Delaware charter consists of 150,000,000 authorized shares of common stock, at a par value per share of $0.001 and 10,000,000 authorized shares of preferred stock at a par value per share of $0.001. Holders of common stock are entitled to vote at any meeting of the Company’s stockholders on the basis of one vote per share of common stock owned as of the record date of such meeting. Each share of common stock entitles the holder to receive dividends, if any, as declared by the directors.

No dividends have been declared since inception of the Company through December 31, 2018. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units (the “Units”) with gross proceeds to the Company of $7.2 million through the issuance of Units at a price of CAD$5.00 per Unit.  Each Unit consists of one share of common stock in the capital of the Company (a “Common Share’) and one-half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each warrant entitles the holder thereof to acquire one additional Common Share at an exercise price of CAD$7.50 on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole bookrunner in connection with the April 2016 Offering.  The Company paid the Agent a cash commission of $0.3 million and has granted to the Agent compensation options exercisable to purchase 87,210 Units at an exercise price of CAD$5.00 per Unit for a period of 24 months from the closing of the April 2016 Offering.  The Company incurred other cash issuance costs of $1.1 million related to this offering. As of December 31, 2018, all remaining outstanding compensation options had been cancelled due to their expiration.

On May 2, 2016, the Company closed the sale of the additional units issued pursuant to the exercise of the over-allotment option granted to the Agent in connection with the April 2016 Offering.  The April 2016 Offering was made pursuant to a short form prospectus filed with the securities regulatory authorities in each of the provinces of Canada, except Québec. Pursuant to the exercise of the over-allotment option, the Company issued an additional 218,025 units at a price of CAD$5.00 per unit for additional gross proceeds to the Company of $0.9 million, bringing the total aggregate gross proceeds to the Company under the Offering to $8.1 million. Each over-allotment unit consisted of one share of common stock in the capital of the Company and one-half of one Common Share purchase warrant. Each over-allotment warrant entitles the holder thereof to acquire one additional over-allotment Common Share at an exercise price of CAD$7.50 on or before April 18, 2019. In connection with the closing of the over-allotment option, the Company paid the Agent a cash commission of $0.1 million and granted to the Agent compensation options exercisable to purchase 13,081 over-allotment units at an exercise price of CAD$5.00 per unit for a period of 24 months from the over-allotment closing. As of December 31, 2018, all remaining outstanding compensation options had been cancelled due to their expiration.

For the year ended December 31, 2018, the Company recorded a $0.1 million gain in change in fair value of derivative financial instruments due to the expiration of both the April 18, 2016 and May 2, 2016 compensations options.

The proceeds from the April 2016 Offering were allocated on a relative fair value basis between the common stock and the warrants issued. The warrants issued in connection with the April 2016 Offering were classified within equity in the Company’s consolidated balance sheets. These warrants were recorded in additional paid-in capital in the Company’s consolidated balance sheets at their fair value. As discussed in Note 1, due to the change in the Company’s functional currency, as of April 1, 2018, these warrants were reclassified to liabilities as derivative financial instruments on the Company’s consolidated balance sheet as they are now priced in a currency other than the Company’s functional currency. This resulted in the Company recording a $4.7 million increase in derivative financial instruments and a $1.4 million reduction in additional paid-in capital on its consolidated balance sheet and a $3.3 million loss related to the change in fair value of derivative financial instruments on its consolidated statement of operations and comprehensive loss.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2016 Offering using the Black-Scholes option pricing model as of the grant date and as of April 1, 2018 and December 31, 2018:

	December 31, 2018	April 1, 2018	Grant Date
Stock price	CAD$12.80	CAD$12.87	CAD$5.45
Exercise price	CAD$7.50	CAD$7.50	CAD$7.50
Warrant term	0.30 years	1.05 years	3.0 years
Expected volatility	83.56%	71.13%	83.83%
Risk-free interest rate	1.64%	1.60%	0.60%
Dividend rate	0.00%	0.00%	0.00%

On February 16, 2017, the Company completed an underwritten registered public offering and issued an aggregate of 1,311,000 shares of common stock for gross proceeds of $9.2 million. The Company incurred cash issuance costs of $1.2 million in connection with this offering.

In June 2017, the Company completed a non-brokered private placement of 800,000 shares of common stock for gross proceeds of $5.4 million. The Company incurred approximately $9 thousand in share issuance cost related to the private placement.

In December 2017, the Company completed a three-tranche non-brokered private placement (the “December 2017 financing”) for an aggregate of 646,016 units for gross proceeds of approximately $6.3 million. Each unit consisted of one share of common stock and one share purchase warrant, and was sold at a price of $9.80 per unit. Each warrant entitles the holder to acquire one additional share of common stock and is exercisable over a period of 36 months following the respective closing of the December 2017 financing at an exercise price of $12.25 per warrant share. The first tranche, which closed on December 22, 2017, was for 270,915 units for which the Company received gross proceeds of approximately $2.6 million. The second tranche, which closed on December 28, 2017, was for 171,020 units for which the Company received approximately $1.7 million, while the third tranche, which closed on December 29, 2017, was for 204,081 units for which the Company received $2.0 million. The Company paid $0.1 million in share issuance costs related to the December 2017 financing.

As a result of the change in the Company’s functional currency, these warrants have been reclassified from liabilities as derivative financial instruments to additional paid-in capital in the Company’s consolidated balance sheet. As of April 1, 2018, $2.5 million, was reclassified from derivative financial instruments to additional paid-in capital, representing the fair value of warrants having USD$ exercise prices. There was no impact to the Company’s consolidated statement of operations and comprehensive loss as a result of this reclassification as the fair value of these warrants on April 1, 2018, was the same as of March 31, 2018, the most recent date that the fair value of these warrants was re-measured.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the December 2017 financing using the Black-Scholes option pricing model as of the grant dates and on April 1, 2018.

	April 1, 2018	December 29, 2017	December 28, 2017	December 22, 2017
Stock price	$10.11	$12.32	$12.45	$10.60
Exercise price	$12.25	$12.25	$12.25	$12.25
Warrant term	2.7 years	3.0 years	3.0 years	3.0 years
Expected volatility	65.40%	60.24%	60.24%	60.24%
Risk-free interest rate	2.39%	1.98%	2.00%	2.01%
Dividend rate	0.00%	0.00%	0.00%	0.00%

On April 13, 2018, the Company issued 2,141,900 shares of its common stock and warrants to purchase 2,141,900 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrant. Gross proceeds from the offering were approximately $16.0 million. On April 24, 2018, the Company closed on the sale of an additional 321,285 shares of its common stock and warrants pursuant to the exercise of the over-allotment option (collectively the “April 2018 offering”) granted to the underwriters in connection with the offering at a price of $7.47 per share and accompanying warrants. Gross proceeds from the exercise of the over-allotment option was $2.4 million. BTIG, LLC and Echelon Wealth Partners acted as joint book-running managers for the April 2018 Offering. The Company paid approximately $1.1 million in underwriting discounts and commissions and incurred offering expenses of approximately $1.0 million in connection with the April 2018 Offering, resulting in net proceeds of $16.3 million from the April 2018 offering. The underwriting discounts and commissions and offering expenses were allocated between share issuance costs and expenses based on the relative fair values of common stock and warrants issued in connection with the April 2018 Offering, resulting in the recording of approximately $0.8 million of expenses in the Company’s consolidated statement of operations and comprehensive loss. The fair value of these warrants at issuance was approximately $7.4 million.

Each warrant issued in connection with the April 2018 offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option-pricing model, with the remainder of the proceeds allocated to the common shares. As of December 31, 2018, 70,900 warrants had been exercised for gross proceeds of CAD$0.9 million.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option, as well as of December 31, 2018.

	December 31, 2018	April 24, 2018	April 13, 2018
Stock price	CAD $12.80	CAD $10.76	CAD $9.85
Exercise price	CAD $12.25	CAD $12.25	CAD $12.25
Warrant term	2.28 years	3.0 years	3.0 years
Expected volatility	71.99%	64.49%	64.20%
Risk-free interest rate	1.86%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

On November 19, 2018, the Company issued 2,121,212 shares of its common stock in an underwritten public offering at a price of $8.25 per share. Gross proceeds from the offering were $17.5 million. On November 2018, the Company closed on the sale of an additional 318,182 shares of its common stock pursuant to the exercise of the over-allotment option (collectively the “November 2018 offering”) granted to the underwriters in connection with the offering at a price of $8.25 per share. Gross proceeds from the exercise of the over-allotment option was $2.6 million. BTIG LLC and Oppenheimer & Co acted as joint book-running managers for the November 2018 offering. The Company paid approximately $1.2 million in underwriting discounts and commissions and incurred offering expenses of approximately $0.7 million, of which $0.1 million was accrued as of December 31, 2018, resulting in net proceeds of $18.3 million.

The following table summarizes the activities of warrants that the Company accounts for as liabilities and records as derivative financial instruments for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017
Fair value of warrants at beginning of year	$6,941	$2,857
Issuance of warrants	7,372	3,016
Exercise of warrants	(3,012)	(1,200)
Fair value of previously classified equity warrants	5,049	—
Fair value of previously classified liability warrants reclassified to additional paid-in capital	(2,478)	—
Foreign exchange gains	(872)	—
Change in fair value of warrants during the year	769	2,268
Fair value of warrants at end of year	$13,769	$6,941

These warrants, which are classified as derivative financial instruments in the Company’s consolidated balance sheets are required to be re-measured at each reporting period, with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments, included in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of all warrants classified as derivative financial instruments outstanding as of December 31, 2018 and 2017 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	As of December 31,
	2018	2017
Stock price	CAD$12.80	CAD$12.32
Exercise price	CAD$10.89	CAD$10.25
Warrant term	1.71 years	1.91 years
Expected volatility	75.31%	62.20%
Risk-free interest rate	1.80%	1.83%
Dividend rate	0.00%	0.00%

The following is a summary of warrant activity during the years ended December 31, 2018 and 2017:

	Number of Warrants (by currency denomination of exercise price)		Weighted-Average Exercise Price
	CAD$	USD$	CAD$	USD$
Outstanding as of December 31, 2016	1,111,530	905,721	$7.30	$8.10
Granted	25,063	646,016	7.50	12.25
Exercised	(125,088)	(208,333)	6.50	7.20
Outstanding as of December 31, 2017	1,011,505	1,343,404	7.38	10.25
Granted	2,476,843	—	12.22	—
Expired	(22,699)	(136,528)	5.00	15.00
Exercised	(112,665)	(555,556)	9.88	6.75
Outstanding and exercisable as of December 31, 2018	3,352,984	651,320	$10.89	$12.24

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2018:

Number of Warrants Outstanding	Exercise Price	Expiration Date
3,795	US$10.75	June 26, 2020
1,509	US$10.75	July 17, 2020
960,699	CAD$7.50	April 18, 2019
270,915	US$12.25	December 22, 2020
171,020	US$12.25	December 28, 2020
204,081	US$12.25	December 29, 2020
2,392,285	CAD$12.25	April 21, 2021
4,004,304

4.	SHARE BASED PAYMENTS

On May 15, 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Omnibus Incentive Plan (“2018 Plan”), under which an aggregate of 5,356,114 shares may be issued. This share reserve is the sum of 3,000,000 new shares, plus the remaining 2,356,114 shares that remained available for issuance under the Company’s 2016 Omnibus Incentive Plan, the predecessor incentive plan   (the “2016 Plan”) at the time of the adoption of the 2018 Plan.  Pursuant to the terms of the 2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units (“RSU”), stock equivalent units and performance-based cash awards.  These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting awards under the 2016 Plan, the predecessor incentive plan. However, outstanding stock options granted prior to the effective date of the 2018 Plan are still governed by the 2016 Plan or the Company’s 2014 Stock Incentive Plan, which preceded the 2016 Plan.

As of December 31, 2018, there were an aggregate of 4,775,711 shares of common stock remaining available for grant under the Company’s 2018 Plan.

For the year ended December 31, 2018, the Company issued 996,406 stock options to employees and directors of which 53,503 were forfeited. In addition, the Company issued 15,000 stock options to consultants.

The following is a summary of stock option activity for the year ended December 31, 2018 and 2017:

		Weighted Average	Aggregate
		Exercise Price	Intrinsic Value
	Number of Options	in CAD$	in CAD$
Outstanding as of December 31, 2016	1,969,000	$6.00	$8,218
Granted	868,902	11.15
Forfeited	(153,067)	11.45
Cancelled	(62,689)	13.75
Exercised (1)	(173,500)	5.15
Outstanding as of December 31, 2017	2,448,646	$7.35	$21,089
		in USD$	in USD$
Granted	1,011,406	$10.12
Forfeited	(53,503)	9.89
Exercised (2)	(98,500)	3.10
Outstanding as of December 31, 2018	3,308,049	$7.14	$8,308
Exercisable as of December 31, 2018	1,918,672	$3.18	$7,616

(1) For the year ended December 31, 2017, 20,000 stock options were exercised on a cashless basis resulting in 14,095 shares being withheld in satisfaction of the exercise price.
(2) For the year ended December 31, 2018, 8,500 stock options were exercised on a cashless basis resulting in 3,280 shares being withheld in satisfaction of the exercise price.

Upon the change in the Company’s functional currency effective April 1, 2018, stock options previously classified as equity were classified as liabilities. On April 1, 2018, these options had a fair value of approximately $10.0 million, which was recorded as stock-

based compensation liability in the Company’s consolidated balance sheet, of which approximately $4.2 million was reclassified from additional paid-in capital and the remainder was recorded as additional stock-based compensation expense in the Company’s consolidated statement of operations and comprehensive loss. In June 2018, the Company’s Board of Directors’ approved the modification of all outstanding stock options with exercise prices denominated in CAD$ to convert the exercise prices of such options to USD$, subject to the consent of the holders of such options. On August 8, 2018, following the consent of option holders, the Company re-measured stock options for which all holders had consented to the modification and recorded $0.3 million reduction to stock-based compensation liability and reclassified $10.3 million from liability to equity. The incremental expense as a result of the modification was immaterial to the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

The following table summarizes stock options outstanding and exercisable by employees and directors as of December 31, 2018:

		Options
		Outstanding
Number of		Remaining				Number of
Options		Contractual Life	Exercise	Fair Value	Grant Date	Options
Outstanding	Expiration Date	(In Years)	Price	Post Modification (1)	Fair Value	Exercisable
360,000	June 18, 2019	0.46	$2.77	$6.62	$—	360,000
80,000	June 18, 2019	0.46	$2.77	$6.62	$—	80,000
20,000	December 8, 2019	0.94	$12.72	$2.18	$—	20,000
80,000	December 8, 2019	0.94	$12.72	$2.18	$—	80,000
20,000	March 16, 2020	1.21	$12.52	$2.43	$—	20,000
150,000	October 21, 2020	1.81	$3.20	$6.57	$—	150,000
20,000	December 31, 2020	2.00	$4.48	$5.86	$—	20,000
595,000	July 13, 2020	1.53	$5.35	$5.18	$—	595,000
20,000	August 8, 2020	1.60	$4.98	$5.42	$—	20,000
617,000	April 17, 2027	8.29	$8.13	$7.54	$—	154,250
6,146	May 18, 2027	8.37	$7.35	$4.75	$—	4,610
10,000	May 18, 2027	8.37	$7.35	$7.65	$—	2,500
30,000	August 8, 2027	8.60	$10.38	$7.38	$—	7,500
25,000	April 9, 2028	9.27	$9.03	$8.01	$—	—
337,500	May 15, 2028	9.37	$10.99	$7.89	$—	85,313
150,000	July 9, 2028	9.52	$9.69	$—	$6.83	—
75,726	August 22, 2028	9.64	$10.23	$—	$7.21	—
13,177	September 4, 2028	9.67	$10.19	$—	$7.19	—
50,000	September 10, 2028	9.69	$10.34	$—	$7.30	—
50,000	September 24, 2028	9.73	$9.71	$—	$6.79	—
1,500	October 8, 2028	9.76	$8.25	$—	$5.84	—
75,000	October 15, 2028	9.78	$8.75	$—	$6.19	—
100,000	October 22, 2028	9.80	$10.16	$—	$7.20	—
10,000	October 29, 2028	9.82	$9.71	$—	$6.87	—
20,000	November 19, 2028	9.88	$8.00	$—	$5.66	—
20,000	December 3, 2028	9.92	$8.66	$—	$6.13	—
15,000	December 17, 2028	9.96	$9.42	$—	$6.66	—
2,951,049						1,599,172

(1) Reflects fair value of modified stock options on August 8, 2018

As of December 31, 2018, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors was $8.3 million which will be recognized over a weighted-average remaining vesting period of 3.0 years.

During the fourth quarter of 2017, upon a review of the Company’s equity compensation awards granted under the 2016 Plan, the Company determined that it had inadvertently exceeded the annual per-person sub-limits involving an option award previously granted to a current executive officer. The aggregate amount of common stock represented by this excess award was 60,000 shares. This excess award was deemed to have been granted outside of the 2016 Plan and, as such, the Company applied liability accounting to the award. As a result, this excess award was to be re-measured at the end of each reporting period until such time that the Company’s stockholders approved the excess award, at which time the liability would be reclassified to equity. On June 28, 2018, the Company’s stockholders approved the excess award. On August 8, 2018, upon the modification of the exercise price of this stock option to convert such exercise price from CAD$ to USD$ as described above this excess award was re-measured again and reclassified from liability to equity for the portion of the option that had vested.

For the years ended December 31, 2018 and 2017, the Company granted 996,406 and 673,902 stock options, respectively, to employees and directors at a weighted average exercise price of $10.12 and CAD$10.87, respectively. The fair value of employee and director stock options granted for the years ended December 31, 2018 and 2017 had a weighted average grant date fair value of $7.78 and CAD$4.34 per option, respectively, and they were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Stock price	$11.21	CAD$10.40
Exercise price	$10.12	CAD$10.85
Expected term	6.25 years	6.25 years
Expected volatility	78.99%	90.84%
Risk-free interest rate	2.67%	1.06%
Dividend rate	0.00%	0.00%

Stock Options to Consultants

For the years ended December 31, 2018 and 2017, the Company granted 15,000 and 195,000 stock options, respectively, to consultants at a weighted average exercise price of $10.23 and CAD$12.20, respectively. Stock options granted to the Company’s consultants for the years ended December 31, 2018 and 2017 had a weighted average grant date fair value of $8.87 and CAD$3.88 per share, respectively, and they were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Stock price	$10.23	CAD$12.15
Exercise price	$10.23	CAD$12.20
Option term	10 years	10 years
Expected volatility	90.17%	91.02%
Risk-free interest rate	2.82%	1.60%
Dividend rate	0.00%	0.00%

The following table summarizes stock options outstanding and exercisable by consultants as of December 31, 2018:

		Options
		Outstanding
Number of		Remaining				Number of
Options		Contractual Life	Exercise	Fair Value	Grant Date	Options
Outstanding	Expiration Date	(In Years)	Price	Post Modification (1)	Fair Value	Exercisable
80,000	June 18, 2019	0.46	$2.77	$6.62	$—	80,000
30,000	December 8, 2019	0.94	$12.72	$2.18	$—	30,000
72,000	October 3, 2020	1.76	$5.15	$5.35	$—	72,000
110,000	October 28, 2020	1.82	$3.18	$6.59	$—	110,000
20,000	May 18, 2027	8.37	$7.35	$7.65	$—	5,000
15,000	August 8, 2027	8.60	$10.38	$7.38	$—	3,750
15,000	November 6, 2027	8.84	$16.20	$6.98	$—	3,750
15,000	August 22, 2028	9.64	$10.23	$—	$8.87	15,000
357,000						319,500

(1) Reflects fair value of modified stock options on August 8, 2018

As of December 31, 2018, the unrecognized compensation cost related to non-vested stock options outstanding for consultants was $0.1 million which will be recognized over a weighted-average remaining vesting period of 2.6 years.

During the third quarter of 2018, following the redenomination of the exercise prices of stock options from CAD$ to USD$, stock options awarded to consultants that are performing services for NHC ceased to be accounted for as derivative financial instruments. As a result, following the re-measurement of stock options granted to the Company’s consultants on August 8, 2018, all vested stock options granted to these consultants were reclassified from liability to equity.

The following table summarizes non-employee stock options that had been accounted for as derivative financial instruments during the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017
Fair value of non-employee stock options at beginning of year	$2,637	$1,617
Exercise of non-employee options	(737)	(156)
Cancelled	—	(294)
Foreign exchange gains	(38)	—
Change in fair value of non-employee stock options during the year	(656)	1,470
Reclassification to additional paid-in capital	(1,206)	—
Fair value of non-employee stock options at end of year	$—	$2,637

The fair value of non-employee stock options previously classified as liabilities and recorded as derivative financial instruments which were subsequently reclassified to equity following the modification of stock option previously on August 8, 2018 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions as of August 8, 2018 and December 31, 2017:

	August 8, 2018	December 31, 2017
Stock price	CAD$12.14	CAD$15.95
Exercise price	CAD$4.383	CAD$4.30
Expected life	0.93 years	1.51 years
Expected volatility	73.18%	61.58%
Risk-free interest rate	1.95%	1.61%
Dividend rate	0.00%	0.00%

Restricted Stock Units

During the second quarter of 2017, the Company granted RSUs to certain employees under the 2016 Plan that were scheduled to vest over a three-year period, with 25% vesting immediately. The fair value of the RSUs was based on the closing price of the Company’s common stock on the date of grant.

The following is a summary of the Company’s RSU activity for the year ended December 31, 2018 and 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit (CAD)
Outstanding as of January 1, 2017	—	$—
Granted	8,097	10.00
Forfeited	(3,182)	10.00
Vested and settled during 2017 (1)	(2,987)	10.00
Outstanding as of December 31, 2017	1,928	$10.00
Vested and settled during 2018 (2)	(964)	10.00
Outstanding as of December 31, 2018	964	$10.00

(1) Includes 723 RSUs withheld to satisfy required withholding taxes.
(2) Includes 259 RSUs withheld to satisfy required withholding taxes.

Stock-based compensation expense is classified in the Company’s consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$939	$343
General and administrative	7,156	1,475
	$8,095	$1,818

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following (amounts in thousands):

	As of December 31,
	2018	2017
Employees benefits	$876	$442
Professional services	518	88
Legal expense	253	343
Advance from U.S Army	—	233
Rent	98	97
Severance	66	38
Other	1	1
	$1,812	$1,242

6.	INCOME TAXES

The components of net loss (income) are as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017
U.S.	$29,013	$24,980
Non-U.S.	(390)	3,044
	$28,623	$28,024

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision is as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017
Statutory tax rate	21.00%	34.00%
Net loss before income taxes	$28,623	$28,024
Expected income tax recovery	$(6,011)	$(9,528)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	877	1,171
Share based payments	1,279	453
Other permanent difference	(376)	(446)
Effect of change in statutory rate	—	5,938
State deferred change	—	(2,050)
Foreign income taxed at foreign rate	23	118
Increase in valuation allowance	4,208	4,344
Income tax expense	$—	$—

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows (amounts in thousands):

	As of December 31,
	2018	2017
Deferred income tax assets (liabilities)
Operating losses carried forward	$16,028	$11,382
Tax credits	1,217	1,243
Stock compensation	1,447	1,414
Other	85	530
Valuation allowance	(18,777)	(14,569)
Net deferred income tax asset	$—	$—

As of December 31, 2018, the Company has accumulated non-capital losses totaling $1.5 million in Canada and net operating losses of $59.6 million in the United States, which may be available to carry forward and offset future years’ taxable income. The losses expire in various amounts starting in 2033.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 of the Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“The Act”).  The Act makes broad changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax; (iii) creating a new limitation on deductible interest expense; (iv) creating the base erosion and anti-abuse tax, a new minimum tax; (v) limitation on the deductibility of certain executive compensation; (vi) enhancing the option to claim accelerated depreciation deductions on qualified property, and (vii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Act reduced the corporate tax rate to 21%, effective January 1, 2018.

The Company has completed its determination of the accounting implications of The Act on its tax accruals as of December 31, 2018 and made estimates primarily comprised of the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 34%.

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

As of December 31, 2018, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

(b)

On October 30, 2017, HMI amended the Asset Purchase Agreement with A&B which specified that if the Company fails to obtain FDA marketing authorization for commercialization of or otherwise fails to ensure that the PoNS device is available for purchase by the U.S. Government by December 31, 2021, the Company would be subject to a $2.0 million contract penalty payable to A&B, unless the Company receives an exemption for the requirement of FDA marketing authorization from the U.S. Army Medical Material Agency. In December 2018, the U.S. Army notified the Company that they were amending the Agreement such that the satisfaction of the obligation of the contract was changed from FDA marketing authorization of the PoNS device to submitting of an application for marketing authorization of the PoNS device with the FDA.  As the Company submitted its application for marketing authorization of the PoNS device to the FDA on August 31, 2018, and with copies of the submission documents provided to the U.S. Army, the Company has met its obligation under the amended agreement. Based on this amendment the Company has determined that the possibility of a payment under this contractual penalty is remote.

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

As of December 31, 2018, the future minimum lease payments related to the Company’s non-cancellable operating lease commitments were as follows (amounts in thousands):

For the Year Ending December 31,
2019	$246
2020	253
2021	260
2022	267
2023	12
$1,038
(e)

On December 29, 2017, the Company entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and the agreement will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. As of December 31, 2018, the Company had a $0.7 million obligation to Key Tronic to complete the Company’s initial forecast to deliver PoNS devices for commercial launch.

(f)

In September 2018, the Company entered into an exclusive strategic alliance agreement with Health Tech Connex, Inc. (“HTC”) and Heuro Canada Inc. (“Heuro”) to establish three founding clinics to treat patients and create a replicable model for future clinic expansion. Under the terms of the agreement, Heuro is responsible for the development of the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The parties will contract with the clinics and develop a model for the clinics to deliver clinical services, featuring the PoNS Treatment to manage neurological conditions. The agreement also provides for HTC to pay the Company CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right the Company granted to Heuro. The Company and HTC have also agreed to each fund up to 50% of Heuro’s operating budget as agreed upon by a joint steering committee not to exceed CAD$1.0 million each. The parties have also agreed to share in the net profits and losses of Heuro on a 50/50 basis. The term of this agreement is the earlier of September 2023 or the formal adoption of a clinical expansion plan. For the year ended December 31, 2018, the Company recorded $0.2 million in expenses for its share of the estimated costs incurred by Heuro in addition to $0.2 million of expenses incurred by the Company in performing services on behalf of Heuro, which amounts were recorded as general and administrative expenses in the Company’s consolidated statement of operations and comprehensive loss.

8.    VARIABLE INTEREST ENTITIES

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and
•	the right to receive benefits from, or the obligation to absorb losses of the VIE that could be potentially significant to the VIE.

The Company regularly assesses its relationships with contractual third party and other entities for potential VIE’s. In making this assessment, the Company considers the potential that its contracts or other arrangements provide subordinated financial support, absorb losses or rights to residual returns of the entity and the ability to directly or indirectly make decisions about the entity’s activities. If the Company determines that it is the primary beneficiary of a VIE, the Company consolidates the statements of operations and financial condition of the VIE into its consolidated financial statements.

Unconsolidated Variable Interest Entity

The Company utilized the consolidation guidance under ASC 810 to determine whether Heuro was a VIE, and if so, whether the Company was the primary beneficiary of Heuro (see Note 7(f)). As of December 31, 2018, the Company had concluded that Heuro was a VIE based on the fact that the equity investment at risk in Heuro was not sufficient. The Company’s variable interests in Heuro arise from a profit sharing arrangement with Heuro. In determining whether the Company is the primary beneficiary and whether the Company has the right to receive benefits and the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluated its economic interest in Heuro.

This evaluation considered all relevant factors of Heuro’s structure, including its capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have the potential to be economically significant. Following the guidance in ASC 810, although the Company has the obligation to absorb losses as of December 31, 2018, the Company concluded that it is not the primary beneficiary, as it does not have the power to direct the activities that most significantly affect the economic performance of Heuro. The significant economic activities identified were financing activities, research and development activities, commercialization activities, supply and distribution activities, business strategy activities and clinic expansion activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests and control was a matter that required the exercise of professional judgement.

Accordingly, as of December 31, 2018, the Company did not consolidate Heuro in its consolidated financial statements. In addition, as of December 31, 2018, the Company had no carrying amounts for assets and liabilities relating to the variable interest in the VIE. The Company believes that its maximum exposure to loss as a result of its involvement with the VIE is limited to $0.8 million, which is its remaining obligation to fund Heuro’s operating budget of up to $1.0 million.

9.	RELATED PARTY TRANSACTIONS

For the years ended December 31, 2018 and 2017, the Company paid approximately $33,000 and $16,000, respectively, in consulting fees to a director of the Company. As of December 31, 2018, the Company owed $8 thousand to a director for consulting services.

During April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies.  Under the agreement, Montel Media received $15 thousand per month.  During the first quarter of 2018, the Company terminated its agreement with Montel Media. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock. The Company paid Montel Media $45,000 and $0.2 million for the years ended December 31, 2018 and 2017, respectively, pursuant to the consulting agreement.

For the years ended December 31, 2018, a benefit of $0.3 million compared to an expense $0.4 million for the year ended December 31, 2017 was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device.

The Company’s Chief Medical Officer is a founding member of Clinvue LLC, a company that provides regulatory advisory services for the Company. The Company paid Clinvue LLC approximately $0.1 million for consulting services in each of the years ended December 31, 2018 and 2017.

The Company’s Chief Executive Officer, Chief Financial Officer/Chief Operating Officer, two directors and A&B, a greater than 5% owner of the Company’s outstanding shares, subscribed for units in the Company’s December 2017 Financing.

The following table summarizes their participation (subscription amount in thousands):

	Units Purchased	Subscription Amount
A&B (HK) Company Ltd.	204,081	$2,000
Director 1	76,530	750
Director 2	51,019	500
CEO	25,510	250
CFO/COO	15,816	155
	372,956	$3,655

10.	SOLE-SOURCE COST-SHARING AGREEMENT AND COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

In July 2015, the Company entered into a sole source cost sharing agreement with the U.S. Army Medical Research and Materiel Command (“USAMRMC”). Under the terms of the contract, the USAMRMC reimbursed the Company up to $3.0 million to conduct a registrational trial investigating the safety and effectiveness of the PoNS device for the treatment of chronic balance deficits due to mmTBI. Reimbursement of expenses under the agreement was based on a schedule of milestones related to the completion of subjects in the trial. The original contract expired on December 31, 2016; however, the Company extended the agreement through December 31, 2017. On November 7, 2017, the Company received another extension of the contract agreement to December 31, 2018.

In addition, during the third quarter of 2017, the Company announced the execution of an extension to its Cooperative Research and Development Agreement with the USAMRMC through 2018 and extended the deadline for commercialization of the PoNS device to December 31, 2021.

In December 2018, the U.S. Army notified the Company that they were amending the U.S. Army Agreement such that the satisfaction of the obligation of the contract was changed from FDA marketing authorization of the PoNS device to submitting of an application for marketing authorization of the PoNS device with the FDA. The Company satisfied this obligation when it submitted its application for marketing authorization of the PoNS device to the FDA on August 31, 2018, and provided copies of the submission documents to the U.S. Army.

As of December 31, 2018, the Company had received a total of $3.0 million with respect to expenses reimbursed for amounts owed to the Company for completion of development milestones. All reimbursement amounts received are credited directly to the accounts in which the original expenses were recorded, including research and development, wages and salaries, and legal expenses.

11.SUBSEQUENT EVENTS

Helius NeuroRehab, Inc.

On January 31, 2019, the Company formed another wholly owned subsidiary, Helius NeuroRehab, Inc., a Delaware corporation, which will operate a clinical research site as well as a rehabilitation clinic that will provide the PoNS Treatment to patients with balance and gait disorder following the Company’s receipt of marketing authorization from the FDA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: March 14, 2019	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Philippe Deschamps	Date: March 14, 2019

Philippe Deschamps
President, Chief Executive Officer and Director

By	/s/ Joyce LaViscount	Date: March 14, 2019
Joyce LaViscount
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Blane Walter	Date: March 14, 2019
Blane Walter
Director

By	/s/ Mitchell E. Tyler	Date: March 14, 2019
Mitchell E. Tyler
Director

By	/s/ Edward M. Straw	Date: March 14, 2019
Edward M. Straw
Director

By	/s/ Huaizheng Peng	Date: March 14, 2019
Huaizheng Peng Director

By	/s/ Thomas E. Griffin	Date: March 14, 2019
Thomas E. Griffin
Director

By	/s/ Dane Andreeff	Date: March 14, 2019
Dane Andreeff
Director