Form 10-Q
period 2019-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2019-05-09
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock	HSDT	The Nasdaq Stock Market LLC

As of May 6, 2019, the registrant had 25,866,211 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$18,656	$25,583
Accounts receivable	910	177
Other receivables	182	98
Inventory	731	392
Prepaid expenses	352	447
Other current assets	—	264
Total current assets	20,831	26,961
Property and equipment, net	693	554
Other assets
Operating lease right-of-use asset, net	650	—
Non-current receivables	306	294
Other non-current assets	18	18
Total other assets	974	312
TOTAL ASSETS	$22,498	$27,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,474	$2,392
Accrued liabilities	1,518	1,812
Operating lease liability	148	—
Derivative financial instruments	5,743	13,769
Total current liabilities	9,883	17,973
Non-current liabilities
Operating lease liability	597	—
TOTAL LIABILITIES	10,480	17,973
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 25,844,180 and 25,827,860 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	26	26
Additional paid-in capital	106,363	105,411
Accumulated other comprehensive loss	(703)	(591)
Accumulated deficit	(93,668)	(94,992)
TOTAL STOCKHOLDERS’ EQUITY	12,018	9,854
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,498	$27,827

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands except shares and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Product sales, net	$677	$—
Cost of sales:
Cost of product sales	236	—
Gross profit	441	—
Operating expenses:
Research and development	2,681	2,552
Selling, general and administrative	4,581	2,165
Total operating expenses	7,262	4,717
Operating loss	(6,821)	(4,717)
Other income (expense):
Other income	11	59
Change in fair value of derivative financial instruments	8,289	2,525
Foreign exchange gain (loss)	(155)	968
Total other income	8,145	3,552
Net income (loss)	1,324	(1,165)
Other comprehensive income (loss):
Foreign currency translation adjustments	(112)	(953)
Comprehensive income (loss)	$1,212	$(2,118)
Net income (loss) per share
Basic	$0.05	$(0.06)
Diluted	$(0.06)	$(0.08)
Weighted average shares outstanding
Basic	25,832,190	20,334,929
Diluted	26,785,708	20,460,656

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Except shares data, amounts in thousands)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2017	—	$—	20,178,226	$52,230	$6,602	$(66,369)	$47	$(7,490)
Stock-based compensation expense	—	—	—	—	380	—	—	380
Proceeds from the exercise of stock options and warrants	—	—	619,083	3,753	—	—	—	3,753
Reclassification of liability-classified warrants upon exercise	—	—	—	3,246	—	—	—	3,246
Net loss	—	—	—	—	—	(1,165)	—	(1,165)
Foreign currency translation adjustments	—	—	—	—	—	—	(953)	(953)
Balance as of March 31, 2018	—	$—	20,797,309	$59,229	$6,982	$(67,534)	$(906)	$(2,229)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2018	25,827,860	$26	—	$—	$105,411	$(94,992)	$(591)	$9,854
Stock-based compensation expense	—	—	—	—	835	—	—	835
Proceeds from the exercise of warrants	16,320	—	—	—	92	—	—	92
Reclassification of derivative financial instruments from the exercise of warrants	—	—	—	—	25	—	—	25
Net income	—	—	—	—	—	1,324	—	1,324
Foreign currency translation adjustments	—	—	—	—	—	—	(112)	(112)
Balance as of March 31, 2019	25,844,180	$26	—	$—	$106,363	$(93,668)	$(703)	$12,018

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (loss)	$1,324	$(1,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instruments	(8,289)	(2,525)
Stock-based compensation expense	835	387
Unrealized foreign exchange loss (gain)	176	(993)
Depreciation expense	22	10
Changes in operating assets and liabilities:
Accounts receivable	(740)	—
Other receivables	(84)	7
Inventory	(339)	—
Prepaid expenses	95	94
Other current assets	264	(105)
Operating lease liability	(3)	—
Accounts payable	83	(886)
Accrued liabilities	(144)	316
Net cash used in operating activities	(6,800)	(4,860)
Cash flows from investing activities:
Purchase of property and equipment	(161)	(27)
Net cash used in investing activities	(161)	(27)
Cash flows from financing activities:
Share issuance costs	(52)	(73)
Proceeds from the exercise of stock options and warrants	92	3,753
Net cash provided by financing activities	40	3,680
Effect of foreign exchange rate changes on cash	(6)	40
Net decrease in cash	(6,927)	(1,167)
Cash at beginning of period	25,583	5,562
Cash at end of period	$18,656	$4,395

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”), is a neurotechnology company focused on neurological wellness. The Company’s purpose is to develop, license or acquire non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNS™”), is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury (“mmTBI”), and is an  investigational, non-invasive, medical device for which the Company has submitted an application for a CE mark for marketing authorization in the European Union, to improve balance in patients following a mmTBI. The Company’s PoNS device, when combined with targeted physical and/or cognitive therapy, (“PoNS Treatment”), is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function. In April 2019, the Company announced that the U.S. Food and Drug administration (“FDA”) had completed its review and declined the Company’s request for de novo classification and marketing authorization of the PoNS device in the United States.

On December 21, 2018, the Company’s wholly owned subsidiary NeuroHabilitation Corporation changed its name to Helius Medical, Inc (“HMI”). On January 31, 2019, the Company formed another wholly owned subsidiary, Helius NeuroRehab, Inc., (“HNR”), a Delaware corporation, which will operate a clinical research site as well as a rehabilitation clinic that will provide the PoNS Treatment to patients with balance and gait disorder upon receipt of marketing authorization from the FDA. The Company’s wholly owned subsidiaries are comprised of HMI, Helius Medical Technologies (Canada), Inc., (“HMC”), and HNR.

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

Effective after the close of business on January 22, 2018, the Company completed a 1-for-5 reverse stock split of its common stock. All share and per share amounts in this quarterly report on Form 10-Q have been reflected on a post-split basis.

Going Concern Uncertainty

As of March 31, 2019, the Company had cash of $18.7 million. For the three months ended March 31, 2019, the Company had an operating loss of $6.8 million and as of March 31, 2019, its accumulated deficit was $93.7 million. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company intends to fund ongoing activities by utilizing its current cash on hand, cash received from the sale of its PoNS device in Canada and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s reporting currency is the U.S. Dollar (USD$”).

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosure of contingent assets and liabilities. Significant estimates include the assumptions used in the valuation of receivables, fair value-pricing model for stock-based compensation, operating lease liability and derivative financial instruments. Financial statements include estimates, which, by their nature, are uncertain. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the operations of Helius Medical Technologies, Inc. and its wholly owned subsidiaries. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist through arrangements that do not involve controlling voting interests. As such, the Company applies the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), to determine when an entity that is insufficiently capitalized or not controlled through its voting interests, referred to as a variable interest entity should be consolidated (see Note 7). All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Accounts Receivable

Accounts receivables are stated at their net realizable value. As of each of March 31, 2019 and December 31, 2018, the Company’s accounts receivable were comprised of amounts owed related to license revenue of approximately $0.5 million recognized in 2018 resulting from the Company’s strategic alliance agreement with Health Tech Connex Inc, (“HTC”), and Heuro Canada, Inc., (“Heuro”), of which $0.3 million was classified as a non-current receivable. As of March 31, 2019, accounts receivable included revenue from product sales of approximately $0.6 million.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. No inventory write-offs were recorded during the three months ended March 31, 2019.

As of March 31, 2019, and December 31, 2018, inventory consisted of the following (amounts in thousands)

	As of	As of
	March 31, 2019	December 31, 2018
Raw materials	$513	$392
Work-in-process	73	—
Finished goods	145	—
Total	$731	$392

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful lives of the related asset or the term of the related lease. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The estimated useful life of the Company’s leasehold improvements is over the shorter of its lease term or useful life of 5 years, the estimated useful life of furniture and fixtures is 7 years; equipment has an estimated useful life of 15 years and computer software and hardware has an estimated useful life of 3 to 5 years.

The following tables summarizes the Company’s property and equipment as of March 31, 2019 and December 31, 2018 (amounts in thousands).

	As of	As of
	March 31, 2019	December 31, 2018
Leasehold improvement	$182	$182
Furniture and fixtures	248	185
Equipment	219	219
Computer software and hardware	142	44
Property and equipment	791	630
Less accumulated depreciation	(98)	(76)
Property and equipment, net	$693	$554

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, using the modified retrospective method. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carry forward the historical lease classification. Adoption of this standard resulted in the recording of an operating lease right-of-use (“ROU”) asset and corresponding operating lease liabilities of $0.7 million. The Company’s condensed consolidated balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.

The Company does not record an operating lease ROU asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. As of March 31, 2019, the Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania upon the adoption date. As of March 31, 2019, the Company has not entered into any additional lease arrangements. Operating lease ROU assets and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are accounted for separately. As of March 31, 2019, approximately $30,000 of the Company’s operating lease ROU asset had been amortized (see Note 6).

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

For periods commencing April 1, 2018, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after April 1, 2018 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the condensed consolidated statement of operations and comprehensive income (loss) as foreign exchange gain (loss).

The functional currency of HMC, the Company’s Canadian subsidiary, is the CAD$ and the functional currency of HMI and HNR is the USD$. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Revenues, expenses and cash flows are translated at the weighted-average rates of exchanges for the reporting period. The resulting currency translation adjustments are not included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the reporting period, but rather are accumulated and gains and losses are recorded in foreign exchange gain (loss), as a component of comprehensive income (loss), within the condensed consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value-based method. The Company recognizes its stock-based compensation expense using the straight-line method.

The Company accounts for the granting of stock options to employees and non-employees using the fair value method whereby all awards are measured at fair value on the date of the grant. The fair value of all employee-related stock options is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to common stock, while the par value of the shares received is reclassified from additional paid in capital. Stock options granted to employees are accounted for as liabilities when they contain conditions or other features that are indexed to other than a market, performance or service conditions.

Prior to the adoption of ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), during the third quarter of 2018, stock-based payments to non-employees were measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever was more reliably measurable, and the fair value of stock-based payments to non-employees was re-measured at the end of each reporting period until the counterparty performance was completed, with any change therein recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity-based instruments. The fair value of the stock-based payments to non-employees that was fully vested and non-forfeitable as of the grant date were measured and recognized at that date. Following the adoption of ASU 2018-07, stock-based payments to non-employees are measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards is recognized over the requisite service period following the measurement of the fair value on the grant date over the vesting period of the award.

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

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades, (b) the currency in which the employee's pay is denominated, or (c) the Company's functional currency, are required to be classified as liabilities. The change in the Company’s functional currency, effective April 1, 2018, resulted in the reclassification of outstanding stock options that were previously denominated in CAD$ from equity to liability-classified options. Liability-classified options are re-measured to their fair values at the end of each reporting date with changes in the fair value recognized in stock-based compensation expense or additional paid-in capital until settlement or cancellation. Under FASB’s ASC 718, Compensation – Stock Compensation, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. In June 2018, the Company’s Board of Directors approved, subject to the consent of the holders of such options the modification of outstanding stock options with exercise prices denominated in CAD$ to convert the exercise prices of such options to USD$ based on the prevailing USD$/CAD$ exchange rates on the dates of the grants for such modified stock options. During the third quarter of 2018, employee and non-employee option holders owning stock options representing an aggregate of 2,741,146 shares of common stock consented to the modification. Employee stock options with a fair value of $10.3 million on August 8, 2018, which were previously classified as stock-based compensation liabilities, were reclassified to equity during the third quarter of 2018. Following these reclassifications, the Company no longer has any liability-classified stock options.

Revenue Recognition

In accordance with the FASB’s ASC 606, Revenue from Contracts with Customers, (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies the five-step model to contracts when it determines that it is probable it will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price, after consideration of variability and constraints, if any, that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product Sales, net

Product sales are derived from the sale of the PoNS device and support services including services from the use of the neurocatch device, which assesses brain vital signs of each patient participating in the PoNS Treatment at two Canadian neuroplasticity clinics with which the Company has executed supply agreements. The neurocatch device is owned by HTC, and the Company remits CAD$600 for each patient treated with the PoNS device. According to the supply agreement with each of these two clinics the Company’s performance obligation is met when it delivers the PoNS device to the clinic’s facility and the clinic takes title of the PoNS device upon acceptance. In addition, the Company acts in an agency capacity for services performed using the neurocatch device. Further, according to the strategic alliance agreement, the Company shares 50/50 with Heuro in fees from support services excluding the CAD$600 payment for the neurocatch device. For the three months ended March 31, 2019, the Company recorded $0.7 million in product sales net of $25,000 for HTC’s portion related to services performed using the neurocatch device.

As of March 31, 2019, the Company had recorded $0.7 million in current receivables and had no contract assets or liabilities on its condensed consolidated balance sheet related to these supply agreements. As of March 31, 2019 and December 31, 2018, the Company had recorded $0.2 million and $0.3 million in current and non-current receivables, respectively, and had no contract assets or liabilities on its condensed consolidated balance sheets related to license revenue related to an exclusive strategic alliance agreement with HTC and Heuro.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expenses, freight charges, customs duties, wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling the Company’s sales orders and certain support services provided by Heuro on the Company’s behalf.

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

The Company has adopted the provisions of ASC 740 Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the condensed consolidated statements of operations and comprehensive income (loss). When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its condensed consolidated statements of operations and comprehensive income (loss).

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, development and manufacturing of clinical trial devices and devices for manufacturing testing and materials and supplies as well as regulatory costs. R&D costs are charged to operations when they are incurred.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2019, and December 31, 2018, the Company’s derivative financial instruments were comprised of warrants issued in connection with both public and/or private securities offerings. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

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

The Company’s financial instruments recorded in its condensed consolidated balance sheets consist primarily of cash, accounts receivable, other current receivables, operating lease ROU asset, accounts payable, accrued liabilities, operating lease liability and derivative financial instruments.

The book values of these instruments, with the exception of derivative financial instruments, non-current lease liability, operating lease ROU asset and non-current receivables approximate their fair values due to the immediate or short-term nature of these instruments.

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of March 31, 2019 and 2018 and the roll forward of the Company’s derivative financial instruments. The Company’s derivative financial instruments are comprised of warrants which are classified as liabilities.

The following table summarizes the Company’s financial instruments within the fair value hierarchy as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Liabilities:
Derivative financial instruments	$5,743	—	—	$5,743
December 31, 2018
Liabilities:
Derivative financial instruments	$13,769	—	—	$13,769

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

The basic and diluted income (loss) per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended
	March 31,
	2019	2018
Basic
Numerator:
Net income (loss)	$1,324	$(1,165)
Denominator:
Weighted average common shares outstanding - basic	25,832,190	20,334,929
Basic net income (loss) per share	$0.05	$(0.06)

Diluted
Numerator:
Net income (loss), basic	$1,324	$(1,165)
Effect of dilutive securities: change in fair value of derivative financial instruments	(2,809)	(434)
Net loss, diluted	$(1,485)	$(1,599)
Denominator:
Weighted average common shares outstanding - basic	25,832,190	20,334,929
Potential common share issuances:
Incremental dilutive shares from options and warrants (treasury stock method)	953,518	125,727
Weighted average common shares outstanding - diluted	26,785,708	20,460,656
Diluted net loss per share	$(0.06)	$(0.08)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three months ended March 31, 2018 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Stock options outstanding	1,799,795	2,208,646
Warrants outstanding	3,043,605	1,818,439
Restricted stock units	—	1,928
Total	4,843,400	4,029,013

Recent Accounting Pronouncements

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

As a result, following the Company’s reincorporation in the state of Delaware, the Company’s authorized capital stock pursuant to its Delaware charter consists of 150,000,000 authorized shares of common stock, at a par value per share of $0.001 and 10,000,000 authorized shares of preferred stock at a par value per share of $0.001. Holders of common stock are entitled to vote at any meeting of the Company’s stockholders on the basis of one vote per share of common stock owned as of the record date of such meeting. Each share of common stock entitles the holder to receive dividends, if any, as declared by the Company’s Board of Directors.

No dividends have been declared since inception of the Company through March 31, 2019. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units (the “Units”) with gross proceeds to the Company of $7.2 million through the issuance of Units at a price of CAD$5.00 per Unit. Each Unit consists of one share of common stock of the Company (a “Common Share’) and one-half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitled the holder thereof to acquire one additional Common Share at an exercise price of CAD$7.50 on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole bookrunner in connection with the April 2016 Offering. The Company paid the Agent a cash commission of $0.3 million and granted to the Agent compensation options exercisable to purchase 87,210 Units at an exercise price of CAD$5.00 per Unit for a period of 24 months from the closing of the April 2016 Offering. The Company incurred other cash issuance costs of $1.1 million related to this offering.  As of March 31, 2019, the Company had 944,379 warrants outstanding.

The proceeds from the April 2016 Offering were allocated on a relative fair value basis between the common stock and the warrants issued. The warrants issued in connection with the April 2016 Offering were classified within equity in the Company’s condensed consolidated balance sheets. These warrants were recorded in additional paid-in capital in the Company’s condensed consolidated balance sheets at their fair value. As discussed in Note 2, due to the change in the Company’s functional currency, as of April 1, 2018, these warrants have been reclassified to liabilities as derivative financial instruments on the Company’s condensed consolidated balance sheet as they are now priced in a currency other than the Company’s functional currency.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2016 Offering using the Black-Scholes option pricing model as of the grant date and as of December 31, 2018 and March 31, 2019:

	March 31, 2019	December 31, 2018	Grant Date
Stock price	CAD$8.95	CAD$12.80	CAD$5.45
Exercise price	CAD$7.50	CAD$7.50	CAD$7.50
Warrant term	0.05 years	0.30 years	3.0 years
Expected volatility	58.52%	83.56%	83.83%
Risk-free interest rate	1.68%	1.64%	0.60%
Dividend rate	0.00%	0.00%	0.00%

In December 2017, the Company completed a three-tranche non-brokered private placement (the “December 2017 Financing”) for an aggregate of 646,016 units for gross proceeds of approximately $6.3 million. Each unit consisted of one share of common stock and one share purchase warrant, and was sold at a price of $9.80 per unit. Each warrant entitles the holder to acquire one additional share of common stock and is exercisable over a period of 36 months following the respective closing of the December 2017 Financing at an exercise price of $12.25 per warrant share. The first tranche, which closed on December 22, 2017, was for 270,915 units for which the Company received gross proceeds of approximately $2.6 million. The second tranche, which closed on December 28, 2017, was for 171,020 units for which the Company received approximately $1.7 million, while the third tranche, which closed on December 29, 2017, was for 204,081 units for which the Company received $2.0 million. The Company paid $0.1 million in share issuance costs related to the December 2017 Financing. As a result of the change in the Company’s functional currency, these warrants have been reclassified from liabilities as derivative financial instruments to additional paid-in capital in the Company’s condensed consolidated balance sheets.

On April 13, 2018, the Company issued 2,141,900 shares of its common stock and warrants to purchase 2,141,900 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrant. Gross proceeds from the offering were approximately $16.0 million. On April 24, 2018, the Company closed on the sale of an additional 321,285 shares of its common stock and warrants pursuant to the exercise of the over-allotment option (collectively the “April 2018 Offering”) granted to the underwriters in connection with the offering at a price of $7.47 per share and accompanying warrants. Gross proceeds from the exercise of the over-allotment option was $2.4 million. BTIG, LLC and Echelon Wealth Partners acted as joint book-running managers for the April 2018 Offering. The Company paid approximately $1.1 million in underwriting discounts and commissions and incurred offering expenses of approximately $1.0 million in connection with the April 2018 Offering, resulting in net proceeds of $16.3 million from the April 2018 Offering. The underwriting discounts and commissions and offering expenses were allocated between share issuance costs and expenses based on the relative fair values of common stock and warrants issued in connection with the April 2018 Offering, resulting in the recording of approximately $0.8 million of expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss). The fair value of these warrants at issuance was approximately $7.4 million.

Each warrant issued in connection with the April 2018 Offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 Offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares. As of March 31, 2019, 70,900 warrants had been exercised, all during 2018, for gross proceeds of CAD$0.9 million.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option as well as at March 31, 2019.

	March 31, 2019	April 24, 2018	April 13, 2018
Stock price	CAD $8.95	CAD $10.76	CAD $9.85
Exercise price	CAD $12.25	CAD $12.25	CAD $12.25
Warrant term	2.0 years	3.0 years	3.0 years
Expected volatility	69.14%	64.49%	64.20%
Risk-free interest rate	1.55%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

On November 19, 2018, the Company issued 2,121,212 shares of its common stock in an underwritten public offering at a price of $8.25 per share. Gross proceeds from the offering were $17.5 million. On November 30, 2018, the Company closed on the sale of an additional 318,182 shares of its common stock pursuant to the exercise of the over-allotment option (collectively the “November 2018 Offering”) granted to the underwriters in connection with the offering at a price of $8.25 per share. Gross proceeds from the exercise of the over-allotment option was $2.6 million. BTIG LLC and Oppenheimer & Co acted as joint book-running managers for the November 2018 Offering. The Company paid approximately $1.2 million in underwriting discounts and commissions and incurred offering expenses of approximately $0.7 million, of which $0.1 million was paid during the three months ended March 31, 2019, resulting in net proceeds of $18.3 million.

The following table summarizes the activities of warrants that the Company accounted for as liabilities and recorded as derivative financial instruments on the Company’s condensed consolidated balance sheets for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Fair value of warrants at beginning of period	$13,769	$6,941
Exercise of warrants	(25)	(2,509)
Foreign exchange loss	288	—
Change in fair value of warrants during the period	(8,289)	(1,954)
Fair value of warrants at end of period	$5,743	$2,478

These warrants which are classified as derivative financial instruments in the Company’s condensed consolidated balance sheets are required to be re-measured at each reporting period, with the change in fair value recorded as a gain or loss in the change in fair value of derivative financial instruments, included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of all warrants classified as derivative financial instruments outstanding as of March 31, 2019 and December 31, 2018 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2019	December 31, 2018
Stock price	CAD$ 8.95	CAD$ 12.80
Exercise price	CAD$ 10.91	CAD$ 10.89
Warrant term	1.47 years	1.71 years
Expected volatility	66.13%	75.31%
Risk-free interest rate	1.59%	1.80%
Dividend rate	0.00%	0.00%

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2019:

	Number of Warrants (by currency denomination of exercise price)		Weighted Average Exercise Price
	CAD$	USD$	CAD$	USD$
Outstanding as of December 31, 2018	3,352,984	651,320	$10.89	$12.24
Exercised	(16,320)	—	7.50	—
Outstanding as of March 31, 2019	3,336,664	651,320	$10.91	$12.24

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2019:

Number of Warrants Outstanding	Exercise Price	Expiration Date
3,795	USD$10.75	June 26, 2020
1,509	USD$10.75	July 17, 2020
944,379	CAD$7.50	April 18, 2019
270,915	USD$12.25	December 22, 2020
171,020	USD$12.25	December 28, 2020
204,081	USD$12.25	December 29, 2020
2,392,285	CAD$12.25	April 10, 2021
3,987,984

4.    SHARE-BASED PAYMENTS

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

As of March 31, 2019, there were an aggregate of 4,189,661 shares of common stock remaining available for grant under the Company’s 2018 Plan.

For the three months ended March 31, 2019, the Company issued 640,158 stock options to employees and directors. The Company issued no stock options to consultants or non-employees during the three months ended March 31, 2019.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2019:

		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Stock Options	Exercise Price	(in thousands)
Outstanding as of December 31, 2018	3,308,049	$7.14	$8,308
Granted	640,158	6.93	—
Forfeited/Cancelled	(54,108)	10.16	—
Outstanding as of March 31, 2019	3,894,099	$7.06	$3,890
Exercisable as of March 31, 2019	1,960,235	$2.82	$3,890

The following table summarizes stock options outstanding and exercisable by employees and directors as of March 31, 2019:

		Options
		Outstanding
		Remaining				Number of
Number of		Contractual Life	Exercise	Fair Value	Grant Date	Options
Options Outstanding	Expiration Date	(In Years)	Price	Post Modification (1)	Fair Value	Exercisable
360,000	June 18, 2019	0.22	$2.77	$6.62	$—	360,000
80,000	June 18, 2019	0.22	$2.77	$6.62	$—	80,000
20,000	December 8, 2019	0.69	$12.72	$2.18	$—	20,000
80,000	December 8, 2019	0.69	$12.72	$2.18	$—	80,000
20,000	March 16, 2020	0.96	$12.52	$2.43	$—	20,000
150,000	October 21, 2020	1.56	$3.20	$6.57	$—	150,000
20,000	December 31, 2020	1.75	$4.48	$5.86	$—	20,000
595,000	July 13, 2020	1.29	$5.35	$5.18	$—	595,000
20,000	August 8, 2020	1.36	$4.98	$5.42	$—	20,000
617,000	April 17, 2027	8.04	$8.13	$7.54	$—	154,250
6,146	May 18, 2027	8.13	$7.35	$4.75	$—	4,610
10,000	May 18, 2027	8.13	$7.35	$7.65	$—	2,500
30,000	August 8, 2027	8.35	$10.38	$7.38	$—	7,500
20,000	April 9, 2028	9.02	$9.03	$8.01	$—	—
337,500	May 15, 2028	9.12	$10.99	$7.89	$—	121,875
150,000	July 9, 2028	9.27	$9.69	$—	$6.83	—
73,295	August 22, 2028	9.39	$10.23	$—	$7.21	—
11,500	September 4, 2028	9.43	$10.19	$—	$7.19	—
50,000	September 10, 2028	9.44	$10.34	$—	$7.30	—
50,000	September 24, 2028	9.48	$9.71	$—	$6.79	—
1,500	October 8, 2028	9.52	$8.25	$—	$5.84	—
75,000	October 15, 2028	9.54	$8.75	$—	$6.19	—
50,000	October 22, 2028	9.56	$10.16	$—	$7.20	—
10,000	October 29, 2028	9.58	$9.71	$—	$6.87	—
20,000	November 19, 2028	9.63	$8.00	$—	$5.66	—
20,000	December 3, 2028	9.67	$8.66	$—	$6.13	—
15,000	December 17, 2028	9.71	$9.42	$—	$6.66	—
10,000	January 7, 2029	9.77	$9.10	$—	$6.30	—
50,000	January 14, 2029	9.79	$8.19	$—	$5.67	—
9,000	January 22, 2029	9.81	$7.65	$—	$5.30	—
7,500	February 4, 2029	9.84	$7.26	$—	$5.03	—
3,100	March 18, 2029	9.96	$6.85	$—	$4.73	—
560,558	March 28, 2029	9.99	$6.76	$—	$4.62	—
3,532,099						1,635,735

(1) Reflects fair value of modified stock options on August 8, 2018.

As of March 31, 2019, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $10.1 million which will be recognized over a weighted-average remaining vesting period of approximately 3.0 years.

The fair value of employee and director stock options for the three months ended March 31, 2019 had a weighted average grant date fair value of $4.71 per option and they were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

March 31, 2019
Stock price	$6.93
Exercise price	$6.93
Expected term	6.09 years
Expected volatility	76.90%
Risk-free interest rate	2.28%
Dividend rate	0.00%

Non-Employee Stock Options

As of March 31, 2019 and December 31, 2018, all non-employee stock options are accounted for as equity instruments. The following table summarizes stock options outstanding and exercisable by non-employees as of March 31, 2019:

		Options
		Outstanding
		Remaining				Number of
Number of		Contractual Life	Exercise	Fair Value	Grant Date	Options
Options Outstanding	Expiration Date	(In Years)	Price	Post Modification [1]	Fair Value	Exercisable
80,000	June 18, 2019	0.22	$2.77	$6.62		80,000
30,000	December 8, 2019	0.69	$12.72	$2.18		30,000
72,000	October 3, 2020	1.51	$5.15	$5.35		72,000
110,000	October 28, 2020	1.58	$3.18	$6.59		110,000
20,000	May 18, 2027	8.13	$7.35	$7.65		5,000
15,000	August 8, 2027	8.35	$10.38	$7.38		3,750
15,000	November 6, 2027	8.60	$16.20	$6.98		3,750
15,000	August 22, 2028	9.39	$10.23		$8.87	15,000
357,000						319,500

(1) Reflects fair value of modified stock options on August 8, 2018.

As of March 31, 2019, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees, was $0.1 million which will be recognized over a weighted-average remaining vesting period of approximately 2.3 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

Restricted Stock Units

As of March 31, 2019, the Company had 964 RSUs outstanding with a weighted average grant date fair value of CAD$10.00 per share. For the three months ended March 31, 2019, there was no vested RSUs and as such there was no issuance of shares of common stock in settlement of vested RSUs.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive income (loss) as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$195	$99
Cost of sales	3	—
Selling, general and administrative	637	288
Total	$835	$387

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	As of
	March 31, 2019	December 31, 2018
Employees benefits	$483	$876
Professional services	403	518
Legal fees	350	253
Due to HTC/Heuro	73	—
Royalty fees	27	—
Franchise fee	175	—
Rent	—	98
Severance	—	66
Other	7	1
	$1,518	$1,812

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 3,207,005 shares of common stock, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the three months ended March 31, 2019, the Company accrued $27,000 in royalties related to PoNS device sales for the period.

(b)

On October 30, 2017, HMI amended the Asset Purchase Agreement with A&B (HK) Company Ltd. (“A&B”) which specified that if the Company fails to obtain FDA marketing authorization for commercialization of or otherwise fails to ensure that the PoNS device is available for purchase by the U.S. Government by December 31, 2021, the Company would be subject to a $2.0 million contract penalty payable to A&B, unless the Company receives an exemption for the requirement of FDA marketing authorization from the U.S. Army Medical Material Agency. In December 2018, the U.S. Army notified the Company that it was amending the Agreement such that the satisfaction of the obligation of the contract was changed from FDA marketing authorization of the PoNS device to submitting of an application for marketing authorization of the PoNS device with the FDA. As the Company submitted its application for marketing authorization of the PoNS device to the FDA on August 31, 2018, and with copies of the submission documents provided to the U.S. Army, the Company has met its obligation under the amended agreement. Based on this amendment the Company has determined that the possibility of a payment under this contractual penalty is remote.

(c)

In November 2014, the Company signed a distribution agreement with Altair LLC to apply for the registration and distribution of the PoNS device in the territories of the former Soviet Union. Through March 31, 2019, the Company was entitled to receive a 7% royalty on sales of the devices within the territories. As of March 31, 2019, the Company had not made any commercial sales in the territories. On March 21, 2019, Altair provided the Company with a notice of termination which will be effective on May 20, 2019.

(d)

In March 2017, the Company entered into a lease for office space in Newtown, Pennsylvania. The initial term of the lease is from July 1, 2017 through December 31, 2022, with an option to extend until 2027. In July 2017, the Company amended the contract to commence the lease on July 17, 2017 through January 16, 2023, with an option to extend until January 2028. Monthly rent plus utilities was approximately $20,000 per month beginning in January 2019 with 3% annual increases thereafter.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease as of March 31, 2019 (amounts in thousands).

For the Three Months Ended March 31, 2019
Operating lease cost	$58
Operating lease - operating cash flows	$61
Weighted average remaining lease term	3.83 years
Weighted average discount rate	15.1%

Future minimum lease payments under non-cancellable lease as of March 31, 2019 were as follows:
For the Period Ending December 31,
2019 (remaining nine months)	$186
2020	253
2021	260
2022	267
2023	10
Total future minimum lease payments	976
Less imputed interest	(231)
Total liability	$745
Reported as of March 31, 2019
Current operating lease liability	148
Non-current operating lease liability	597
Total	$745

(e)

On December 29, 2017, the Company entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and the agreement will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. As of March 31, 2019, the Company had a $0.1 million obligation to Key Tronic to complete the Company’s initial forecast to deliver PoNS devices for commercial launch.

(f)

In September 2018, the Company entered into a strategic alliance agreement with HTC and Heuro to establish three founding clinics to treat patients and create a replicable model for future clinic expansion. Under the terms of the agreement, Heuro is responsible for the development of the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The parties will contract with the clinics and develop a model for the clinics to deliver clinical services, featuring the PoNS Treatment to manage neurological conditions. The agreement also provides for HTC to pay the Company CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right the Company granted to Heuro. The Company and HTC have also agreed to each fund up to 50% of Heuro’s operating budget as agreed upon by a joint steering committee not to exceed CAD$1.0 million each. The parties have also agreed to share in the net profits and losses of Heuro on a 50/50 basis. The term of this agreement is the earlier of September 2023 or the formal adoption of a clinical expansion plan. For the three months ended March 31, 2019, the Company recorded CAD$0.2 million in expenses for its share of the estimated costs incurred by Heuro which was recorded as selling, general and administrative expenses and an additional CAD$65,000 in cost of sales for services rendered in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

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

Unconsolidated Variable Interest Entity

The Company utilized the consolidation guidance under ASC 810 to determine whether Heuro was a VIE, and if so, whether the Company was the primary beneficiary of Heuro (see Note 6(f)). As of March 31, 2019, the Company had concluded that Heuro was a VIE based on the fact that the equity investment at risk in Heuro was not sufficient. The Company’s variable interests in Heuro arise from a profit-sharing arrangement with Heuro. In determining whether the Company is the primary beneficiary and whether the Company has the right to receive benefits and the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluated its economic interest in Heuro.

This evaluation considered all relevant factors of Heuro’s structure, including its capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have the potential to be economically significant. Following the guidance in ASC 810, although the Company has the obligation to absorb losses as of March 31, 2019, the Company concluded that it is not the primary beneficiary, as it does not have the power to direct the activities that most significantly affect the economic performance of Heuro. The significant economic activities identified were financing activities, research and development activities, commercialization activities, supply and distribution activities, business strategy activities and clinic expansion activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests and control was a matter that required the exercise of professional judgement.

Accordingly, as of March 31, 2019, the Company did not consolidate Heuro in its condensed consolidated financial statements. In addition, as of March 31, 2019, the Company had no carrying amounts for assets and approximately $0.1 million in liabilities relating to the variable interest in the VIE. The Company believes that its maximum exposure to loss as a result of its involvement with the VIE is limited to CAD$0.6 million, which is its remaining obligation to fund Heuro’s operating budget of up to CAD$1.0 million.

8.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019 and 2018, the Company paid approximately $10,000 and $3,000 respectively, in consulting fees to a director of the Company.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock. Under the agreement, Montel Media received $15,000 per month. During the first quarter of 2018, the Company terminated its agreement with Montel Media. The Company paid Montel Media $45,000 during the three months ended March 31, 2018.

For the three months ended March 31, 2018, a benefit of $0.2 million was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device. With the adoption of ASC 2018-07 during the third quarter of 2018, all non-employee stock-based compensation are no longer recorded as derivative financial instruments.

The Company’s Chief Medical Officer was a founding member of Clinvue LLC, (“Clinvue”), a company that provides regulatory advisory services to the Company. For the three months ended March 31, 2018, the Company made a $0.1 million payment to Clinvue for consulting services. The Company made no payment to Clinvue for the three months ended March 31, 2019, as Clinvue ceased operation during the fourth quarter of 2018.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Helius Medical, Inc, or HMI, Helius Medical Technologies (Canada), Inc. and Helius NeuroRehab, Inc., or HNR. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019, or our 2018 Annual Report. All financial information is stated in U.S. dollars unless otherwise specified. Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the success of our business plan, availability of funds, our ability to maintain and enforce our intellectual property rights, government regulations, operating costs, and our ability to achieve significant revenues and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the “Risk Factors” sections of our 2018 Annual Report and this report. These factors may cause our actual results to differ materially from any forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States. The forward-looking statements are subject to a number of risks and uncertainties which are discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our 2018 Annual Report and those described from time to time in our future reports filed with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our first product, known as the Portable Neuromodulation Stimulator, or PoNS™, is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury, or mmTBI, and is an investigational, non-invasive, medical device for which we have submitted an application for a CE mark for marketing authorization in the European Union, to improve balance in patients following a mmTBI. Our PoNS device, when combined with targeted physical and/or cognitive therapy, or PoNS Treatment, is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function.

Business Update

Regulatory

On May 6, 2019, we submitted our application to the Therapeutic Goods Administration for marketing authorization of our PoNS device in Australia.

On April 10, 2019, we announced that the FDA, completed its review of and declined our request for de novo classification and marketing authorization of the PoNS device. We are currently engaged in obtaining additional clarity from the FDA on the specifics of their response to our de novo request, which we expect will inform our strategy to address the FDA’s concerns to support our pursuit of marketing authorization for our PoNS device. We also plan to engage with the FDA in a pre-submission meeting to obtain the FDA’s feedback before moving forward on our next steps. Given the change in our United States regulatory timeline, we will continue to prioritize our resources to support our resubmission to the FDA and commercialization efforts in Canada. As a result, we reduced our workforce by over 30% to scale back the staff that were hired to prepare for our commercial launch in the United States while maintaining the necessary distribution, regulatory and quality system infrastructure to support our commercial launch in Canada. Finally, this change in focus has also led us to place our clinical experience program on hold, as we will be able to rely on the real world experience of the Canadian neuroplasticity clinics and gather anonymized health economic data from the patients treated to support our future efforts to obtain broad-based reimbursement for our PoNS Treatment.

Canada Commercialization Efforts

During the first quarter of 2019, we executed supply agreements with two neuroplasticity clinics for the sale of the PoNS device in Canada and shipped commercial devices to the clinics in February and March. In addition, in support of Canadian commercialization efforts and launch, we developed and established our distribution, quality management and post-market surveillance systems. While the initial sales of our PoNS device have been to self-pay patients, we have begun to engage provincial automobile insurance industry and workers’ compensation systems across the country to explore PoNS Treatment reimbursement. Lastly, through Heuro, we are focused on identifying, engaging, training and approving additional neuroplasticity clinics in major metropolitan cities in Canada to provide the PoNS Treatment.

Other

On March 21, 2019, Altair LLC., a Russian distribution company, provided us with a notice of termination with respect to its distribution agreement signed in 2014.  This termination will be effective on May 20, 2019. We are in active discussions with Altair to replace the original agreement with one that more accurately drives the business objectives of both parties.

Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Revenue:
Product sales, net	$677	$—	$677
Cost of sales:
Cost of product sales	236	—	236
Gross profit	441	—	441
Operating expenses:
Research and development	2,681	2,552	129
Selling, general and administrative	4,581	2,165	2,416
Total operating expenses	7,262	4,717	2,545
Loss from operations	(6,821)	(4,717)	(2,104)
Other income (expense):
Other income	11	59	(48)
Change in fair value of derivative financial instruments	8,289	2,525	5,764
Foreign exchange gain (loss)	(155)	968	(1,123)
Total other income	8,145	3,552	4,593
Net income (loss)	$1,324	$(1,165)	$2,489

Revenue

Revenue for the three months ended March 31, 2019 was $0.7 million. This was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with two neuroplasticity clinics in Canada. We generated no revenue for the three months ended March 31, 2018.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. It also includes certain support services provided by Heuro on our behalf. For the three months ended March 31, 2019, we incurred $0.2 million in our cost of sales. We had no cost of sales for the three months ended March 31, 2018.

Research and Development Expense

Research and development or R&D expenses were $2.7 million for the three months ended March 31, 2019 compared to $2.6 million during the three months ended March 31, 2018, an increase of $0.1 million. The increase was primarily driven by an increase in regulatory expenses related to providing responses to the FDA’s additional information request received in January 2019.

Selling, General and Administrative Expense

Selling, general and administrative or SG&A expenses were $4.6 million for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018, an increase of $2.4 million. The increase was primarily due to higher wages and salaries of $1.0 million due to increased head count, $0.9 million increase in commercial operations expenses, $0.3 million increase in stock-based compensation expense and a $0.2 million increase in information technology-related expenses as a result of the higher headcount.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $8.3 million for the three months ended March 31, 2019 compared to a gain of $2.5 million for the three months ended March 31, 2018.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain (Loss)

Foreign exchange loss was $0.2 million for the three months ended March 31, 2019 compared to a gain of $1.0 million for the three months ended March 31, 2018. This was primarily due to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash used in operating activities	$(6,800)	$(4,860)	$(1,940)
Net cash used in investing activities	(161)	(27)	(134)
Net cash provided by financing activities	40	3,680	(3,640)
Effect of exchange rate changes on cash	(6)	40	(46)
Net decrease in cash	$(6,927)	$(1,167)	$(5,760)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 was $6.8 million. This was comprised of a loss from operations of $6.8 million and $0.9 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items comprised of stock-based compensation of $0.8 million and depreciation expense of $22,000.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was $0.2 million, which was primarily related to the purchase of furniture and fixtures and computer software.

Net cash used in investing activities for the three months ended March 31, 2018 was $27,000, which was primarily related to the purchase of computer hardware.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $40,000, which was comprised of $0.1 million in proceeds from the exercise of warrants. This amount was partially offset by $52,000 in share issuance costs related to our November 2018 public offering.

Net cash provided by financing activities during the three months ended March 31, 2018 was $3.7 million. This amount was primarily comprised of proceeds of $3.8 million from the exercise of warrants which was partially offset by the payment of $0.1 million in share issuance costs.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of stock options and warrants. From June 2014 through March 31, 2019, we raised approximately $94.1 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of stock options and warrants.

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Cash	$18,656	$25,583
Working capital	$16,691	$22,757

We currently have limited working capital and liquid assets. Our cash as of March 31, 2019 was approximately $18.7 million. While we have started generating revenue from the commercial sale of our PoNS device in Canada, we expect to incur significant losses until such time as our revenue exceeds our expenses and during this time, we will require additional funding to fund our ongoing activities. We believe that our existing capital resources will be sufficient to fund our operations through the end of the fourth quarter of 2019. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our 2018 Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2018 Annual Report, other than the changes described in Note 6, “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements

In September 2018, we entered into an exclusive strategic alliance agreement with Health Tech Connex Inc., or HTC, and Heuro Canada, Inc., or Heuro. Under the terms of the agreement, Heuro is responsible for the development of the clinic systems to facilitate the commercialization of the PoNS Treatment in Canada. The agreement also provides for HTC to pay us CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. We and HTC have agreed to fund up 50% of the Heuro’s operating budget as agreed to by the joint steering committee, but not to exceed 50% of the operating budget associated with this arrangement, and share in the net profits and losses of Heuro on a 50/50 basis with HTC. The term of the agreement is the earlier of September 2023 or the formal adoption of a clinical expansion plan. For the three months ended March 31, 2019, we recorded $0.2 million in expenses for our share of the estimated costs incurred by Heuro which amounts were recorded as selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss). We believe that the maximum exposure to loss as a result of our involvement with Heuro was CAD$0.6 million as of March 31, 2019, which represents our remaining obligation to fund Heuro’s operating budget of up to CAD$1.0 million.

To the best of management’s knowledge, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition other than that described above and in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2018 Annual Report. There have been no changes in critical accounting policies in the current year from those described in our 2018 Annual Report, except for the adoption of ASU No. 2016-02, Leases, using the modified retrospective method.

We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of an operating lease right-of-use (“ROU”) asset and corresponding operating lease liability of $0.7 million.

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are evaluating the effect that ASU 2018-13 will have on our condensed consolidated financial statements.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange risk from the transfer of funds between the United States and Canada to satisfy obligations as we do not hedge our foreign exchange exposure.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A.  Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report. The risks described below and in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

We currently have no products authorized for commercial distribution in either the United States, Europe or Australia. We are developing the PoNS device for use in the neuromodulation market, but we cannot begin marketing and selling the device in the United States, Europe or Australia until we obtain authorizations from the FDA, European Union or TGA, respectively. While we have submitted applications for regulatory marketing authorization in these jurisdictions with the exception of Australia, the process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

In April 2019, the FDA declined our request for de novo classification and marketing authorization In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy on the improvements from baseline in the effectiveness endpoints observed in our clinical trials. We intend to generate additional data to address the FDA’s concerns and resubmit our request for de novo classification. However, the FDA has substantial discretion in the de novo review process and may refuse to accept our application or may decide that our new data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

If we are able to complete development of the PoNS device and obtain marketing authorization of the PoNS device for the treatment of chronic balance deficit in patients with mmTBI in the United States, Europe or Australia, we plan to develop the PoNS device for other indications, or symptoms caused by neurological disorders. We would be required to commit our own resources to fund development of any other indications and each would require separate FDA clearance or other marketing authorization. The costs of such development efforts and FDA clearance or other marketing authorization could be substantial and would likely require additional funding, and each such indication would be subject to the same foregoing risks and uncertainties for FDA clearance/authorization.

Risks Related to Government Regulation

Before we can market and sell our products, we will be required to obtain marketing authorization from the FDA and foreign regulatory authorities. These authorizations will take significant time and require significant research, development, and clinical study expenditures, and ultimately may not succeed.

Before we begin to label and market the PoNS Treatment for use in the United States, we are required to obtain marketing authorization via a de novo reclassification request for our product or approval of pre-market application from the FDA, unless an exemption from pre-market review applies. We will also be required to comply with costly and more often time-consuming regulatory requirements by foreign regulatory authorities, including Europe and Australia, if we want to sell our products outside of the United States. The process of obtaining regulatory authorizations or approvals, including completion of the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

In August 2018, we submitted a request to the FDA for de novo classification of the PoNS device because there is currently no predicate cleared or approved by the FDA for commercial distribution and no existing classification decision by the FDA for such a device. In April 2019, the FDA declined our request for de novo classification. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy on the improvements from baseline in the effectiveness endpoints observed in our clinical trials. We intend to generate additional data to address the FDA’s concerns and resubmit our request for de novo classification. Because the FDA has required us to go through a lengthier, more rigorous examination for the PoNS device for mmTBI, introducing the product will be delayed until we can generate sufficient additional data, which will cause our launch in the United States to be delayed or, in the event that the FDA does not find our additional data sufficient to support de novo classification, we may be required to abandon our pursuit of approval to commercialize the PoNS device in the United States altogether. In addition, the FDA may determine that the PoNS device requires the more costly, lengthy and uncertain pre-market approval process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorization for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and more burdensome and can take several years from the time the application is submitted to the FDA until an approval is obtained, if ever.

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

We may be required to conduct a clinical trial to support a Premarket Approval application for the PoNS device and we expect to be required to conduct clinical trials to support regulatory marketing authorization of some of our potential future product candidates. Clinical trials are complex, expensive and may proceed more slowly than anticipated, and we cannot be certain that our product candidate will be shown to be safe and effective for human use.

In order to commercialize our product candidate in the United States, we may be required by the FDA to submit an application for premarket approval, or PMA, for review and approval by the FDA. A PMA application must be submitted to the FDA if our device cannot be cleared through the 510(k) clearance process, down classified via the de novo process, or is not exempt from premarket review by the FDA. In April 2019, the FDA declined our request for de novo classification. However, we intend to generate additional data, which may include clinical data, to address the FDA’s concerns and resubmit our request for de novo classification. We could also be required to submit a PMA application for other potential future product candidates. If we are required by the FDA to submit a PMA application, the FDA will also require us to conduct clinical trials.. We will receive marketing authorization from the FDA to commercialize products requiring a clinical trial only if we can demonstrate to the satisfaction of the FDA, through well designed and properly conducted clinical trials, that our product candidate is safe, effective, and otherwise meet the appropriate standards required for marketing authorization for specified indications.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

# filed herewith

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: May 9, 2019	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: May 9, 2019	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer)