Form 10-Q
period 2019-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2019-08-08
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 25,903,544 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$14,311	$25,583
Accounts receivable	723	177
Other receivables	291	98
Inventory	902	392
Prepaid expenses	302	447
Other current assets	—	264
Total current assets	16,529	26,961
Property and equipment, net	711	554
Other assets
Operating lease right-of-use asset, net	619	—
Non-current receivables	320	294
Other assets	18	18
Total other assets	957	312
TOTAL ASSETS	$18,197	$27,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,047	$2,392
Accrued liabilities	1,376	1,812
Operating lease liability	156	—
Derivative financial instruments	282	13,769
Total current liabilities	4,861	17,973
Non-current liabilities
Operating lease liability	554	—
TOTAL LIABILITIES	5,415	17,973
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 25,903,544 and 25,827,860 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	26	26
Additional paid-in capital	107,437	105,411
Accumulated other comprehensive loss	(827)	(591)
Accumulated deficit	(93,854)	(94,992)
TOTAL STOCKHOLDERS’ EQUITY	12,782	9,854
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,197	$27,827

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product sales, net	$469	$—	$1,146	$—
Fee revenue	49	—	49	—
Total operating revenue	518	—	1,195	—
Cost of sales:
Cost of product sales	212	—	448	—
Gross profit	306	—	747	—
Operating expenses:
Research and development	2,275	2,921	4,956	5,472
Selling, general and administrative	3,845	8,886	8,426	11,051
Total operating expenses	6,120	11,807	13,382	16,523
Operating loss	(5,814)	(11,807)	(12,635)	(16,523)
Other income (expense):
Other income	13	1	24	59
Change in fair value of derivative financial instruments	5,548	(6,249)	13,837	(3,724)
Foreign exchange gain (loss)	67	229	(88)	1,197
Total other income (expense)	5,628	(6,019)	13,773	(2,468)
Net (loss) income	(186)	(17,826)	1,138	(18,991)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(124)	119	(236)	(834)
Comprehensive (loss) income	$(310)	$(17,707)	$902	$(19,825)
Net (loss) income per share
Basic	$(0.01)	$(0.78)	$0.04	$(0.88)
Diluted	$(0.01)	$(0.78)	$0.04	$(0.90)
Weighted average shares outstanding
Basic	25,870,600	22,918,692	25,851,501	21,633,948
Diluted	25,870,600	23,045,565	25,953,654	21,763,083

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2019 and 2018

(Except shares data, amounts in thousands)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of March 31, 2018	—	$—	20,797,309	$59,229	$6,982	$(906)	$(67,534)	$(2,229)
Proceeds from exercise of stock options and warrants	—	—	116,997	883	—	—	—	883
Proceeds from the issuance of common stock and accompanying warrants in connection with April 2018 Offering	—	—	2,463,185	18,400	—	—	—	18,400
Fair value of liability-classified warrants issued in connection with April 2018 Offering	—	—	—	(7,372)	—	—	—	(7,372)
Share issuance costs			—	(1,272)	—	—	—	(1,272)
Reclassification of liability-classified warrants upon exercise	—	—	—	502	—	—	—	502
Reclassification of exercised compensation options and warrants from additional paid-in capital	—	—	—	110	(110)	—	—	—
Reclassification from stock-based compensation liability to common stock as a result of exercise of stock options	—	—	—	32	—	—	—	32
Reclassification of April 2016 compensation options and warrants from additional paid-in capital to derivative financial instruments due to change in functional currency	—	—	—	—	(1,586)	—	—	(1,586)
Reclassification of USD denominated warrants from derivative financial instruments to additional paid-in capital due to change in functional currency	—	—	—	—	2,478	—	—	2,478
Reclassification of equity-classified stock options to stock-based compensation liability due to change in functional currency	—	—	—	—	(4,182)	—	—	(4,182)
Foreign currency translation adjustments	—	—	—	—	—	119	—	119
Net loss	—	—	—	—	—	—	(17,826)	(17,826)
Balance as of June 30, 2018	—	$—	23,377,491	$70,512	$3,582	$(787)	$(85,360)	$(12,053)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of March 31, 2019	25,844,180	$26	—	$-	$106,363	$(703)	$(93,668)	$12,018
Proceeds from exercise of stock options and warrants	58,400	—	—	—	123	—	—	123
Settlement of restricted stock units	964	—	—	—	—	—	—	—
Reclassification of derivative financial instruments from exercise of stock options and warrants	—	—	—	—	10	—	—	10
Stock-based compensation			—	—	941	—	—	941
Foreign currency translation adjustments	—	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	—	(186)	(186)
Balance as of June 30, 2019	25,903,544	$26	—	$—	$107,437	$(827)	$(93,854)	$12,782

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2019 and 2018

(Except shares data, amounts in thousands)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2017	—	$—	20,178,226	$52,230	$6,602	$47	$(66,369)	$(7,490)
Proceeds from the exercise of stock options and warrants			736,080	4,636	—	—	—	4,636
Proceeds from the issuance of common stock and accompanying warrants from April 2018 Offering	—	—	2,463,185	18,400	—	—	—	18,400
Fair value of liability-classified warrants issued in connection with April 2018 Offering	—	—	—	(7,372)	—	—	—	(7,372)
Share issuance costs	—	—	—	(1,272)	—	—	—	(1,272)
Stock-based compensation expense	—	—	—	—	380	—	—	380
Reclassification from other current liabilities due to exercise of stock options	—	—	—	32	—	—	—	32
Reclassification of liability-classified warrants upon exercise	—	—	—	3,748	—	—	—	3,748
Reclassification of exercised compensation options and warrants from additional paid-in capital	—	—	—	110	(110)	—	—	—
Reclassification of April 2016 compensation options and warrants from additional paid-in capital to derivative financial instruments due to change in functional currency	—	—	—	—	(1,586)	—	—	(1,586)
Reclassification of USD denominated warrants from derivative financial instruments to additional paid-in capital due to change in functional currency	—	—	—	—	2,478	—	—	2,478
Reclassification of equity-classified stock options to stock-based compensation liability due to change in functional currency	—	—	—	—	(4,182)	—	—	(4,182)
Foreign currency translation adjustments	—	—	—	—	—	(834)	—	(834)
Net loss	—	—	—	—	—	—	(18,991)	(18,991)
Balance as of June 30, 2018	—	$—	23,377,491	$70,512	$3,582	$(787)	$(85,360)	$(12,053)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2018	25,827,860	$26	—	$—	$105,411	$(591)	$(94,992)	$9,854
Proceeds from exercise of stock options and warrants	74,720	—	—	—	215	—	—	215
Settlement of restricted stock units	964	—	—	—	—	—	—	—
Reclassification of derivative financial instruments from exercise of warrants	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	1,776	—	—	1,776
Foreign currency translation adjustments	—	—	—	—	—	(236)	—	(236)
Net income	—	—	—	—	—	—	1,138	1,138
Balance as of June 30, 2019	25,903,544	$26	—	$—	$107,437	$(827)	$(93,854)	$12,782

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,138	$(18,991)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative financial instruments	(13,837)	3,724
Stock-based compensation expense	1,776	6,720
Unrealized foreign exchange loss (gain)	153	(1,285)
Depreciation expense	47	22
Changes in operating assets and liabilities:
Accounts receivable	(546)	—
Other receivables	(207)	174
Inventory	(510)	—
Prepaid expenses	145	152
Other assets	264	—
Operating lease liability	(7)	—
Accounts payable	655	(1,938)
Accrued liabilities	(285)	294
Net cash used in operating activities	(11,214)	(11,128)
Cash flows from investing activities:
Purchase of property and equipment	(204)	(199)
Net cash used in investing activities	(204)	(199)
Cash flows from financing activities:
Proceeds from the issuance of common stock and accompanying warrants	—	18,400
Share issuance costs	(52)	(1,324)
Proceeds from the exercise of stock options and warrants	215	4,636
Net cash provided by financing activities	163	21,712
Effect of foreign exchange rate changes on cash	(17)	40
Net (decrease) increase in cash	(11,272)	10,425
Cash at beginning of period	25,583	5,562
Cash at end of period	$14,311	$15,987

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

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNS™”), is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury (“mmTBI”), and is an investigational, non-invasive, medical device for which the Company has submitted an application for a CE mark for marketing authorization in the European Union and to the Therapeutic Goods Administration for marketing authorization in Australia, to improve balance in patients following a mmTBI. The Company’s PoNS device, when combined with targeted physical and/or cognitive therapy, (“PoNS TreatmentTM”), is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function. In April 2019, the Company announced that the U.S. Food and Drug Administration (“FDA”) had completed its review and denied the Company’s request for de novo classification of the PoNS device in the United States. A new FDA submission with additional supporting clinical data will be required for clearance in the United States. The Company is working with the FDA to define the scope of this ongoing clinical work.

On December 21, 2018, the Company’s wholly owned subsidiary, NeuroHabilitation Corporation, changed its name to Helius Medical, Inc (“HMI”). On January 31, 2019, the Company formed another wholly owned subsidiary, Helius NeuroRehab, Inc., (“HNR”), a Delaware corporation, which will operate a clinical research site as well as a rehabilitation clinic that will provide the PoNS Treatment to patients with balance and gait disorder upon receipt of marketing authorization from the FDA. The Company’s wholly owned subsidiaries are comprised of HMI, Helius Medical Technologies (Canada), Inc. (“HMC”) and HNR.

The Company was incorporated in British Columbia, Canada on March 13, 2014. On May 28, 2014, the Company completed a continuation via a plan of arrangement whereby the Company moved from being a corporation governed by the British Columbia Corporations Act to a corporation governed by the Wyoming Business Corporations Act. On July 20, 2018, the Company completed its reincorporation from Wyoming to the state of Delaware. The Company is headquartered in Newtown, Pennsylvania.

The Company’s Class A common stock, par value $0.001 per share (“common stock”), is listed on the Nasdaq Capital Market (“Nasdaq”) and the Toronto Stock Exchange (the “TSX”). The common stock began trading on the Canadian Securities Exchange on June 23, 2014, under the ticker symbol “HSM” and the trading was subsequently transferred to the TSX on April 18, 2016. On April 11, 2018, the common stock began trading on Nasdaq under the ticker symbol “HSDT” after having traded on the OTCQB in the United States under the ticker symbol “HSDT” since February 10, 2015.

Effective after the close of business on January 22, 2018, the Company completed a 1-for-5 reverse stock split of its common stock. All share and per share amounts in this quarterly report on Form 10-Q have been reflected on a post-split basis.

Going Concern Uncertainty

As of June 30, 2019, the Company had cash of $14.3 million. For the six months ended June 30, 2019, the Company had an operating loss of $12.6 million and as of June 30, 2019, its accumulated deficit was $93.9 million. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2019. The Company’s reporting currency is the U.S. Dollar (“USD$”).

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

Receivables

Accounts receivables are stated at their net realizable value. As of each of June 30, 2019 and December 31, 2018, the Company’s accounts receivable were comprised of amounts owed related to license revenue of approximately $0.5 million recognized in 2018 resulting from the Company’s arrangement with Health Tech Connex Inc. (“HTC”) and Heuro Canada, Inc. (“Heuro”), of which $0.3 million was classified as a non-current receivable. As of June 30, 2019, accounts receivable included revenue from product sales and fee revenue of approximately $0.5 million.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. No inventory write-offs were recorded during the six months ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, inventory consisted of the following (amounts in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Raw materials	$701	$392
Work-in-process	73	—
Finished goods	128	—
Total	$902	$392

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful lives of the related asset or the term of the related lease. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The estimated useful life of the Company’s leasehold improvements is over the shorter of its lease term or useful life of 5 years; the estimated useful life for the Company’s furniture and fixtures is 7 years; and equipment has an estimated useful life of 15 years, while computer software and hardware has an estimated useful life of 3 to 5 years.

As of June 30, 2019 and December 31, 2018, property and equipment consisted of the following (amounts in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Leasehold improvement	$182	$182
Furniture and fixtures	248	185
Equipment	219	219
Computer software and hardware	185	44
Property and equipment	834	630
Less accumulated depreciation	(123)	(76)
Property and equipment, net	$711	$554

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

The Company does not record an operating lease ROU asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. As of June 30, 2019, the Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania upon the adoption date. As of June 30, 2019, the Company has not entered into any additional lease arrangements. Operating lease ROU assets and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are to be accounted for separately. As of June 30, 2019, approximately $0.1 million of the Company’s operating lease ROU asset had been amortized (see Note 6).

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

The Company re-assessed its functional currency and determined that, as of April 1, 2018, its functional currency had changed from the CAD$ to the USD$ based on management's analysis of changes in the primary economic environment in which the Company operates. The change in functional currency was accounted for prospectively from April 1, 2018 and condensed consolidated financial statements prior to and including the period ended March 31, 2018 were not restated for the change in functional currency.

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

Product Sales, net

Product sales are derived from the sale of the PoNS device and certain support services including services from the use of the NeuroCatchTM device, which is owned by HTC and assesses brain vital signs of patients participating in the PoNS Treatment at neuroplasticity clinics in Canada. The Company acts in an agency capacity for services performed using the NeuroCatch device and remits CAD$600 for each patient assessed with the NeuroCatch device. According to the supply agreement with each of these clinics, the Company’s performance obligation is met when it delivers the PoNS device to the clinic’s facility and the clinic takes title of the PoNS device upon acceptance. Further, according to the Company’s arrangement with HTC and Heuro, the Company shares 50/50 with Heuro in fees from support services excluding the CAD$600 payment for an assessment using the NeuroCatch device. For the three and six months ended June 30, 2019, the Company recorded $0.5 million and $1.2 million, respectively, in product sales net of $2,250 and $11,100, respectively, for HTC’s portion related to assessments using the NeuroCatch device.

Fee Revenue

The Company’s agreement with HTC and Heuro also entitles the Company to 50% of franchise fees collected by Heuro from each franchise agreement Heuro executes with neuroplasticity clinics engaged in providing the PoNS Treatment as a result of the Company’s 50% share in Heuro profit/loss. For each of the three and six months ended June 30, 2019, the Company recognized $49,000 as its 50% portion of the franchise fee.

As of June 30, 2019, the Company had recorded $0.5 million in current receivables and had no contract assets or liabilities on its condensed consolidated balance sheet related to these supply agreements. As of June 30, 2019 and December 31, 2018, the Company had recorded $0.2 million and $0.3 million in current and non-current receivables, respectively, and had no contract assets or liabilities on its condensed consolidated balance sheets related to license revenue pursuant to the Company’s arrangement with HTC and Heuro.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expenses, freight charges, customs duties, wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling the Company’s sales orders and certain support services provided by Heuro on the Company’s behalf.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company has adopted the provisions of ASC 740 Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the condensed consolidated statements of operations and comprehensive income (loss). When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its condensed consolidated statements of operations and comprehensive income (loss).

Research and Development Expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, development and manufacturing of clinical trial devices and devices for manufacturing testing and materials and supplies as well as regulatory costs related to post market surveillance, quality assurance complaint handling and adverse event reporting. R&D costs are charged to operations when they are incurred.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2019 and December 31, 2018, the Company’s derivative financial instruments were comprised of warrants issued in connection with both public and/or private securities offerings. During the third quarter of 2018, these non-employee stock options were classified to equity following the modification of these stock options. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

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

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of June 30, 2019 and December 31, 2018 and the roll forward of the Company’s derivative financial instruments. The Company’s derivative financial instruments are comprised of warrants which are classified as liabilities.

The following table summarizes the Company’s derivative financial instruments and stock-based compensation liability within the fair value hierarchy as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Liabilities:
Derivative financial instruments	$282	—	—	$282
December 31, 2018
Liabilities:
Derivative financial instruments	$13,769	—	—	$13,769

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

The basic and diluted income (loss) per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic
Numerator
Net (loss) income	$(186)	$(17,826)	$1,138	$(18,991)
Denominator
Weighted average common shares outstanding	25,870,600	22,918,692	25,851,501	21,633,948
Basic net (loss) income per share	$(0.01)	$(0.78)	$0.04	$(0.88)

Diluted
Numerator:
Net (loss) income, basic	$(186)	$(17,826)	$1,138	$(18,991)
Effect of dilutive securities: warrants	—	(107)	—	(532)
Net (loss) income, diluted	$(186)	$(17,933)	$1,138	$(19,523)
Denominator:
Weighted average common shares outstanding - basic	25,870,600	22,918,692	25,851,501	21,633,948
Potential common share issuances:
Incremental dilutive shares from equity instruments (treasury stock method)	—	126,873	102,153	129,135
Weighted average common shares outstanding	25,870,600	23,045,565	25,953,654	21,763,083
Diluted net (loss) income per share	$(0.01)	$(0.78)	$0.04	$(0.90)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three and six months ended June 30, 2019 and 2018 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options outstanding	3,281,499	2,561,146	2,909,499	2,561,146
Warrants outstanding	3,043,605	4,016,930	3,043,605	4,016,930
Restricted stock units	—	963	—	963
Total	6,325,104	6,579,039	5,953,104	6,579,039

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

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its condensed consolidated financial statements.

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

No dividends have been declared since inception of the Company through June 30, 2019. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units (the “Units”) with gross proceeds to the Company of $7.2 million through the issuance of Units at a price of CAD$5.00 per Unit. Each Unit consists of one share of common stock of the Company (a “Common Share’) and one-half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitled the holder thereof to acquire one additional Common Share at an exercise price of CAD$7.50 on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole bookrunner in connection with the April 2016 Offering. The Company paid the Agent a cash commission of $0.3 million and granted to the Agent compensation options exercisable to purchase 87,210 Units at an exercise price of CAD$5.00 per Unit for a period of 24 months from the closing of the April 2016 Offering. The Company incurred other cash issuance costs of $1.1 million related to this offering. During the second quarter of 2019, 22,031 warrants were exercised. On April 18, 2019, 922,348 warrants were cancelled due to their expiration.

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

Each warrant issued in connection with the April 2018 Offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 Offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares. As of June 30, 2019, 70,900 warrants had been exercised, all during 2018, for gross proceeds of CAD$0.9 million.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option and June 30, 2019.

	June 30, 2019	April 24, 2018	April 13, 2018
Stock price	CAD $2.89	CAD $10.76	CAD $9.85
Exercise price	CAD $12.25	CAD $12.25	CAD $12.25
Warrant term	1.78 years	3.00 years	3.00 years
Expected volatility	71.25%	64.49%	64.20%
Risk-free interest rate	1.59%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

On November 19, 2018, the Company issued 2,121,212 shares of its common stock in an underwritten public offering at a price of $8.25 per share. Gross proceeds from the offering were $17.5 million. On November 30, 2018, the Company closed on the sale of an additional 318,182 shares of its common stock pursuant to the exercise of the over-allotment option (collectively the “November 2018 Offering”) granted to the underwriters in connection with the offering at a price of $8.25 per share. Gross proceeds from the exercise of the over-allotment option was $2.6 million. BTIG LLC and Oppenheimer & Co. Inc. acted as joint book-running managers for the November 2018 Offering. The Company paid approximately $1.2 million in underwriting discounts and commissions and incurred offering expenses of approximately $0.7 million, resulting in net proceeds of $18.3 million.

The following table summarizes warrants accounted for as liabilities and recorded as derivative financial instruments on the Company’s condensed consolidated balance sheets for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Fair value of warrants at beginning of period	$13,769	$6,941
Issuance of warrants	—	7,372
Exercise of warrants	(35)	(3,012)
Fair value of previously equity-classified warrants	—	5,049
Fair value of previously liability-classified warrants reclassified to additional paid-in capital	—	(2,478)
Foreign exchange (gains) losses	385	(390)
Change in fair value of warrants during the period	(13,837)	889
Fair value of warrants at end of period	$282	$14,371

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

The fair value of all warrants classified as derivative financial instruments outstanding as of June 30, 2019 and December 31, 2018 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2019	December 31, 2018
Stock price	CAD$ 2.89	CAD$ 12.80
Exercise price	CAD$ 12.25	CAD$ 10.89
Warrant term	1.78 years	1.71 years
Expected volatility	71.25%	75.31%
Risk-free interest rate	1.59%	1.80%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2019:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	USD$
Outstanding as of December 31, 2018	3,352,984	651,320	$10.89	$12.24
Granted	—	—	0.00	—
Cancelled/Expired	(922,348)	—	7.50	—
Exercised	(38,351)	—	7.50	—
Outstanding as of June 30, 2019	2,392,285	651,320	$12.25	$12.24

The Company’s warrants outstanding and exercisable as of June 30, 2019 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
3,795	USD$10.75	June 26, 2020
1,509	USD$10.75	July 17, 2020
270,915	USD$12.25	December 22, 2020
171,020	USD$12.25	December 28, 2020
204,081	USD$12.25	December 29, 2020
2,392,285	CAD$12.25	April 10, 2021
3,043,605

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

As of June 30, 2019, there was an aggregate of 4,282,261 shares of common stock remaining available for grant under the Company’s 2018 Plan.

For the six months ended June 30, 2019, the Company issued 640,158 stock options to employees and directors. The Company issued no stock options to consultants and non-employees during the six months ended Juned 30, 2019.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2019:

		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Stock Options	Exercise Price	(in thousands)
Outstanding as of December 31, 2018	3,308,049	$7.14	$8,308
Granted	640,158	6.93	—
Forfeited/Cancelled	(146,708)	9.73	—
Exercised (1)	(520,000)	2.77	108
Outstanding as of June 30, 2019	3,281,499	$7.67	$—
Exercisable as of June 30, 2019	1,658,773	$3.46	$—

1. For the six months ended June 30, 2019, 520,000 stock options were exercised on a cashless basis resulting in 483,631 shares being withheld in satisfaction of their exercise prices.

The following table summarizes stock options outstanding and exercisable by employees and directors as of June 30, 2019:

		Stock Options
		Outstanding
		Remaining				Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Grant Date	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price	Post Modification [1]	Fair Value	Exercisable
20,000	December 8, 2019	0.44	$12.72	$2.18	$—	20,000
80,000	December 8, 2019	0.44	$12.72	$2.18	$—	80,000
20,000	March 16, 2020	0.71	$12.52	$2.43	$—	20,000
150,000	October 21, 2020	1.31	$3.20	$6.57	$—	150,000
20,000	December 31, 2020	1.50	$4.48	$5.86	$—	20,000
595,000	July 13, 2020	1.04	$5.35	$5.18	$—	595,000
20,000	August 8, 2020	1.11	$4.98	$5.42	$—	20,000
617,000	April 17, 2027	7.79	$8.13	$7.54	$—	308,500
6,146	May 18, 2027	7.88	$7.35	$4.75	$—	6,146
10,000	May 18, 2027	7.88	$7.35	$7.65	$—	5,000
30,000	August 8, 2027	8.10	$10.38	$7.38	$—	7,500
20,000	April 9, 2028	8.77	$9.03	$8.01	$—	5,000
337,500	May 15, 2028	8.87	$10.99	$7.89	$—	151,563
150,000	July 9, 2028	9.02	$9.69	$—	$6.83	—
71,795	August 22, 2028	9.14	$10.23	$—	$7.21	—
11,500	September 4, 2028	9.18	$10.19	$—	$7.19	—
50,000	September 10, 2028	9.19	$10.34	$—	$7.30	—
50,000	September 24, 2028	9.23	$9.71	$—	$6.79	—
75,000	October 15, 2028	9.29	$8.75	$—	$6.19	—
10,000	October 29, 2028	9.33	$9.71	$—	$6.87	—
20,000	November 19, 2028	9.38	$8.00	$—	$5.66	—
15,000	December 17, 2028	9.46	$9.42	$—	$6.66	—
50,000	January 14, 2029	9.54	$8.19	$—	$5.67	—
7,500	January 22, 2029	9.56	$7.65	$—	$5.30	—
7,500	February 4, 2029	9.60	$7.26	$—	$5.03	—
560,558	March 28, 2029	9.74	$6.76	$—	$4.62	25,565
3,004,499						1,414,273

1. Reflects fair value of modified stock options on August 8, 2018.

As of June 30, 2019, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $8.7 million which will be recognized over a weighted-average remaining vesting period of approximately 2.9 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The weighted average grant date fair value of employee and director stock options granted for the six months ended June 30, 2019 was $4.71 per option and the grant date fair values of these stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Six Months Ended June 30, 2019
Stock price	$6.93
Exercise price	$6.93
Expected term	6.09 years
Expected volatility	76.90%
Risk-free interest rate	2.28%
Dividend rate	0.00%

Non-Employee Stock Options

The following table summarizes stock options outstanding and exercisable by consultants as of June 30, 2019:

		Stock Options
		Outstanding
		Remaining				Number of
Number of Stock		Contractual Life	Exercise	Fair Value	Grant Date	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price	Post Modification [1]	Fair Value	Exercisable
30,000	December 8, 2019	0.44	$12.72	$2.18		30,000
72,000	October 3, 2020	1.26	$5.15	$5.35		72,000
110,000	October 28, 2020	1.33	$3.18	$6.59		110,000
20,000	May 18, 2027	7.88	$7.35	$7.65		10,000
15,000	August 8, 2027	8.10	$10.38	$7.38		3,750
15,000	November 6, 2027	8.35	$16.20	$6.98		3,750
15,000	August 22, 2028	9.14	$10.23		$8.87	15,000
277,000						244,500

1. Reflects fair value of modified stock options as of August 8, 2018.

Restricted Stock Units

During the six months ended June 30, 2019, the Company issued 964 shares of its common stock in settlement of vested RSUs. As of June 30, 2019, the Company had no RSUs outstanding.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive income (loss) as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$215	$438	$410	$537
Cost of sales	2	—	5	—
Selling, general and administrative	724	5,895	1,361	6,183
Total	$941	$6,333	$1,776	$6,720

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	As of
	June 30, 2019	December 31, 2018
Employees benefits	$734	$876
Professional services	196	518
Due to HTC/Heuro	189	—
Legal fees	156	253
Royalty fees	46	—
Franchise fees	28	—
Rent	—	98
Severance	26	66
Other	1	1
Total	$1,376	$1,812

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 3,207,005 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the three and six months ended June 30, 2019, the Company recorded approximately $19,000 and $46,000, respectively, in royalty expenses in its condensed consolidated statement of operations.

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

(c)

In November 2014, the Company signed a distribution agreement with Altair LLC to apply for the registration and distribution of the PoNS device in the territories of the former Soviet Union. Through March 31, 2019, the Company was entitled to receive a 7% royalty on sales of the devices within the territories. Altair terminated the distribution agreement effective May 20, 2019. The Company made no commercial sales in the territories pursuant to this distribution agreement.

(d)

In March 2017, the Company entered into a lease for office space in Newtown, Pennsylvania. The initial term of the lease is from July 1, 2017 through December 31, 2022, with an option to extend until 2027. In July 2017, the Company amended the contract to commence the lease on July 17, 2017 through January 16, 2023, with an option to extend until January 2028. Monthly rent plus utilities will be approximately $20,000 per month beginning in January 2019 with a 3% annual increase.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease as of June 30, 2019 (amounts in thousands).

For the Six Months Ended June 30, 2019
Operating lease cost	$116
Operating lease - operating cash flows	$123
Weighted average remaining lease term	3.54 years
Weighted average discount rate	15.1%

Future minimum lease payments under non-cancellable lease as of June 30, 2019 were as follows:
For the Period Ending December 31,
2019 (remaining six months)	$123
2020	253
2021	260
2022	267
2023	10
Total future minimum lease payments	913
Less imputed interest	(203)
Total liability	$710
Reported as of June 30, 2019
Current operating lease liability	156
Non-current operating lease liability	554
Total	$710

(e)

On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. As of June 30, 2019, the Company had approximately $0.5 million in obligations to Key Tronic to complete the Company’s forecasts for the procurement of materials necessary for the delivery of PoNS devices.

(f)

In September 2018, the Company entered into a strategic alliance agreement with HTC and Heuro to establish up to three founding clinics to treat patients and create a replicable model for future clinic expansion. Under the terms of the agreement, the parties developed a clinic system to facilitate the commercialization of the PoNS Treatment in Canada. The parties will contract with the clinics and develop a model for the clinics to deliver clinical services, featuring the PoNS Treatment to manage neurological conditions. During the second quarter of 2019, the Company entered into the clinic expansion phase of this alliance with the addition of three new PoNS authorized clinics, bringing the total number of clinics authorized to treat patients with the PoNS device to five in Canada. The arrangement currently provides for HTC to pay the Company CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right the Company granted to Heuro. The Company and HTC continue to govern the agreement through a joint steering committee, and are each funding up to 50% of Heuro’s operating budget as agreed to by the joint steering committee and are sharing in the net profits and losses of Heuro on a 50/50 basis. For the three and six months ended June 30, 2019, the Company recorded $0.2 million and $0.4 million, respectively, in expenses for its share of the estimated costs incurred by Heuro which was recorded as selling, general and administrative expenses. In addition, the Company recorded $33,000 and $0.1 million for the three and six months ended June 30, 2019, respectively, in cost of sales for services rendered in the Company’s condensed consolidated statements of operations and comprehensive income (loss). Further for the three and six months ended June 30, 2019, the Company recognized $49,000 in fee revenue related to its arrangement with HTC and Heuro (see Note 1).

Legal Contingencies

On or about July 9, 2019, a putative shareholder class action lawsuit, Caramihai v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-06365 (S.D.N.Y.), was filed against the Company and three of its individual officers in the Southern District of New York (“the Caramahai Action”). The lawsuit alleges that the Company made materially false and misleading statements regarding the prospects for FDA approval of Helius’s application for de novo classification and marketing authorization of its PoNS device in the United States.  As a result of these alleged misstatements, the Caramahai Action asserts claims on behalf of shareholders who bought or sold Helius common stock between from November 9, 2017 to April 10, 2019 for alleged violations of the federal securities laws, specifically Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

On or about July 31, 2019, a putative shareholder class action lawsuit, Evans v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-07171 (S.D.N.Y.), was filed against the Company and three of its individual officers in the Southern District of New York (the “Evans Action”). The Evans Action alleges similar claims as the Caramahai Action.

While the Company believes that each of the Caramahai Action and the Evans Action is without merit and intends to vigorously defend its position in each case, it recognizes that additional putative class actions or related proceedings may be filed. Given that each of these legal proceedings is in its early stages, the Company is unable to predict the probable outcomes at this time.

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

Unconsolidated Variable Interest Entity

The Company utilized the consolidation guidance under ASC 810 to determine whether Heuro was a VIE, and if so, whether the Company was the primary beneficiary of Heuro (see Note 6(f)). As of June 30, 2019, the Company had concluded that Heuro was a VIE based on the fact that the equity investment at risk in Heuro was not sufficient. The Company’s variable interests in Heuro arise from a profit-sharing arrangement with Heuro. In determining whether the Company is the primary beneficiary and whether the Company has the right to receive benefits and the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluated its economic interest in Heuro.

This evaluation considered all relevant factors of Heuro’s structure, including its capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have the potential to be economically significant. Following the guidance in ASC 810, although the Company has the obligation to absorb losses as of June 30, 2019, the Company concluded that it is not the primary beneficiary, as it does not have the power to direct the activities that most significantly affect the economic performance of Heuro. The significant economic activities identified were financing activities, research and development activities, commercialization activities, supply and distribution activities, business strategy activities and clinic expansion activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests and control was a matter that required the exercise of professional judgement.

Accordingly, as of June 30, 2019, the Company did not consolidate Heuro in its condensed consolidated financial statements. In addition, as of June 30, 2019, the Company had no carrying amounts for assets and approximately $0.2 million in liabilities relating to the variable interest in the VIE. The Company believes that its maximum exposure to loss as a result of its involvement with the VIE is limited to CAD$0.4 million.

8.    RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 and 2018, the Company paid approximately $13,000 and $6,000 respectively, in consulting fees to a director of the Company. During the six months ended June 30, 2019 and 2018, the Company paid approximately $23,000 and $9,000, respectively, in consulting fees to a director of the Company. As of June 30, 2019, the Company owed $1,000 in consulting fees to a director of the Company.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock. Under the agreement, Montel Media received $15,000 per month. During the first quarter of 2018, the Company terminated its agreement with Montel Media. The Company paid Montel Media $45,000 during the three and six months ended June 30, 2018.

For the three months ended June 30, 2018, a benefit of $37,000, which included a foreign exchange gain of $13,000 was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device. For the six months ended June 30, 2018, a benefit of $0.2 million, which included a foreign exchange gain of $13,000 was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device. With the adoption of ASC 2018-07 during the third quarter of 2018, all non-employee stock-based compensation are no longer recorded as derivative financial instruments.

The Company’s Chief Medical Officer was a founding member of Clinvue LLC. (“Clinvue”), a company that provided regulatory advisory services to the Company until it ceased operations during the fourth quarter of 2018. For the three and six months ended June 30, 2018, the Company paid $10,000 and $0.1 million, respectively to Clinvue for consulting services. The Company made no payment to Clinvue for the three and six months ended June 30, 2019.

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

Our first product, known as the Portable Neuromodulation Stimulator, or PoNS™, is an authorized medical device in Canada for the treatment of chronic balance deficit associated with a mild to moderate traumatic brain injury, or mmTBI, and is an investigational, non-invasive, medical device for which we have submitted an application for a CE mark for marketing authorization in the European Union and to the Therapeutic Goods Administration for marketing authorization in Australia, to improve balance in patients following a mmTBI. Our PoNS device, when combined with targeted physical and/or cognitive therapy, or PoNS TreatmentTM, is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function.

Business Update

Regulatory

In April 2019, we announced that the U.S. Food and Drug Administration, or the FDA, had completed its review of, and denied our request for de novo classification of the Portable Neuromodulation Stimulator (PoNS) device. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness of our PoNS device based on the data in our clinical trials. The FDA has indicated that we need additional clinical data to support a marketing authorization in the United States. Based on this feedback, we have revised our strategy for marketing authorization in the United States.

Given the change in our United States regulatory timeline, we have prioritized our resources to support our resubmission to the FDA and commercialization efforts in Canada. As a result, we reduced our workforce by over 30% to scale back the staff that was hired to prepare for our commercial launch in the United States while maintaining the necessary distribution, regulatory and quality system infrastructure to support our commercial launch in Canada. In addition, we placed our clinical experience programs on hold, given that we are now able to gather anonymized outcomes and compliance data from patients treated in Canada to support our reimbursement strategy. Finally, we identified and added external resources with specialized clinical and regulatory expertise to inform our revised U.S. regulatory strategy and help us navigate the resubmission process.

In May 2019, we submitted our application to the Therapeutic Goods Administration for marketing authorization of our PoNS device in Australia. In addition, during the second quarter of 2019, we engaged with regulators in Europe to answer questions that we received from them as part of their review of our PoNS device for a CE mark.

In June 2019, we provided an update on our strategy to resubmit an application for de novo clearance of our PoNS device with the FDA. As part of the strategy, members of our management team participated in an informational discussion with FDA in June 2019 regarding the issues the FDA raised in its April response letter. We have concluded that, while we will not finalize our resubmission protocol until after we engage with the FDA in a pre-submission meeting, such a protocol will, at a minimum, need to include new data evaluating the effect of physical therapy alone, without use of the PoNS device. Additional data or analyses may also be required, subject to further input from FDA.

Based on the FDA’s clarifications, we submitted a request to the FDA for a pre-submission meeting focused on discussing our resubmission strategy to augment our registrational clinical trial protocol, which is intended to support the resubmission of our application for de novo clearance of the PoNS device. We intend to finalize our resubmission protocol after we engage with the FDA in the pre-submission meeting. We have also begun a data collection program to address questions regarding the relative contribution of physical therapy to the positive therapeutic outcomes of PoNS treatment in our clinical trials. This strategy has been developed with the guidance of regulatory counsel with wide experience in de novo applications to the neuromodulation division at the FDA, a statistician who worked in a senior position at the FDA for many years and a number of additional, prominent clinical advisors.

Canada Commercialization Efforts

During the second quarter of 2019, the first patients completed the 14- week treatment protocol at the two founding clinic locations in Montreal, Quebec and Surrey, British Columbia. These clinics were opened pursuant to our arrangement with Health Tech Connex Inc., or HTC and Heuro Canada, Inc., or Heuro. The initial high-level results about the collective experience of our first patients that have completed the 14-week PoNS Treatment have been encouraging. Consistent with what we saw in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial patients are demonstrating improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. In addition, the majority of patients have shown improvement in comfortable gait speed, a measure of their ability to walk, with a meaningful clinical difference at the end of their treatment, while also experiencing a mean patient compliance of over 90%, which is also consistent with what we experienced in our clinical trials.

During the second quarter of 2019, we concentrated our sales and marketing activities in the Montreal and Surrey markets. Our key focus of the early commercialization of the PoNS device in Canada has been on positive clinical outcomes over speed of deployment.

In June 2019, we launched a digital marketing campaign with the objective of increasing awareness of the PoNS Treatment and authorized clinics among targeted patients and their caregivers and providing contact information on authorized PoNS clinics. Our sales effort is focused on raising awareness of the PoNS Treatment among physiatrists and physical therapists, and in generating referrals to authorized PoNS clinics. Our Medical Affairs team continue their efforts in building awareness through development of key opinion leaders across Canada. We intend to expand our sales and marketing to Toronto, Calgary and Ottawa during the third quarter of 2019.

While to date our initial sales of the PoNS device have been to self-pay patients, we have initiated a process for the collection and review of real-world evidence to support current and future payer efforts to seek reimbursement. Lastly, we continue to focus on identifying, engaging and training new neuroplasticity clinics to become PoNS Treatment centers in order to expand patient access to care. This initial commercialization experience will help us learn how to accelerate Canadian deployment as well as give us valuable information to potentially deploy in other markets around the world if we gain additional regulatory clearances.

During the second quarter of 2019, we also announced the expansion of the clinic development plan with HTC and Heuro into three new markets, Toronto, Calgary and Ottawa, with the authorization of one clinic in each of these markets. As these three new clinics have no prior experience when it comes to implementing our PoNS Treatment and integrating it into their clinic operations, we are thus taking a measured approach during our site training and authorization process to ensure that they are equipped with the know-how to achieve positive outcomes similar to the Surrey and Montreal clinics. These new clinics in turn, are also focused on integrating the PoNS Treatment into their practices. We expect it will take additional time for them to become fully operational and able to attract a significant population of interested patients. Thus, our financial results for the second quarter of 2019, are almost exclusively derived from PoNS sales to the Montreal and Surrey clinics.

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended
	June 30,
	2019	2018	Change
Revenue:
Product sales, net	$469	$—	$469
Fee revenue	49	—	49
Total operating revenue	518	—	518
Cost of sales:
Cost of product sales	212	—	212
Gross profit	306	—	306
Operating expenses:
Research and development	2,275	2,921	(646)
Selling, general and administrative	3,845	8,886	(5,041)
Total operating expenses	6,120	11,807	(5,687)
Operating loss	(5,814)	(11,807)	5,993
Other income (expense):
Other income	13	1	12
Change in fair value of derivative financial instruments	5,548	(6,249)	11,797
Foreign exchange gains	67	229	(162)
Total other income (expense)	5,628	(6,019)	6,266
Net loss	$(186)	$(17,826)	$17,640

Revenue

Revenue for the three months ended June 30, 2019 was $0.5 million. This was primarily generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada. In addition, we generated $49,000 in fee revenue from franchise agreements Heuro executed with neuroplasticity clinics engaged in providing the PoNS Treatment. We generated no revenue for the three months ended June 30, 2018.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. It also includes certain support services provided by Heuro on our behalf. For the three months ended June 30, 2019, we incurred $0.2 million in our cost of sales. We had no cost of sales for the three months ended June 30, 2018.

Research and Development Expense

Research and development, or R&D, expenses were $2.3 million for the three months ended June 30, 2019 compared to $2.9 million for the three months ended June 30, 2018, a decrease of $0.6 million. The decrease was primarily driven by a $1.3 million reduction in product development costs due to the completion of the PoNS device and a $0.2 million decrease in stock-based compensation expense. These were partially offset by a $0.8 million increase in medical affairs expenses related to our medical science liaison’s efforts in the delivery of our clinical and scientific data and clinical education to key opinion leaders, professional societies and practitioners to help enhance our PoNS Treatment at home and in the clinic as well as feedback that can be incorporated in our PoNS device and training materials. Wages and salaries also increased by $0.1 million due to increased regulatory and quality management headcount to support our Canadian launch.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $3.8 million for the three months ended June 30, 2019 compared to $8.9 million for the three months ended June 30, 2018, a decrease of approximately $5.0 million. The decrease was primarily due to a $5.2 million reduction in stock-based compensation expense. During the second quarter of 2018, all of our outstanding stock options were revalued due to the liability classification of our stock options as a result of a change in our functional currency in April 2018 as the exercise price of our stock options were denominated in a currency other than our functional currency. This was partially offset by $0.1 million in higher employee benefits due to a higher headcount to support our commercial launch in Canada.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $5.5 million for the three months ended June 30, 2019 compared to a loss of $6.2 million for the three months ended June 30, 2018.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gains

Foreign exchange gains were approximately $0.1 million for the three months ended June 30, 2019 compared to a gain of $0.2 million for the three months ended June 30, 2018. This was primarily due to the timing and volume of transactions in Canadian dollars.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Revenue:
Product sales, net	$1,146	$—	$1,146
Fee revenue	49	—	49
Total operating revenue	1,195	—	1,195
Cost of sales:
Cost of product sales	448	—	448
Gross profit	747	—	747
Operating expenses:
Research and development	4,956	5,472	(516)
Selling, general and administrative	8,426	11,051	(2,625)
Total operating expenses	13,382	16,523	(3,141)
Operating loss	(12,635)	(16,523)	3,888
Other income (expense):
Other income	24	59	(35)
Change in fair value of derivative financial instruments	13,837	(3,724)	17,561
Foreign exchange (loss) gains	(88)	1,197	(1,285)
Total other income (expense)	13,773	(2,468)	13,847
Net income (loss)	$1,138	$(18,991)	$20,129

Revenue

Revenue for the six months ended June 30, 2019 was $1.1 million. This was primarily generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada. In addition, we generated $49,000 in fee revenue from franchise agreements Heuro executed with neuroplasticity clinics engaging in providing the PoNS Treatment. We generated no revenue for the six months ended June 30, 2018.

Cost of Sales

For the six months ended June 30, 2019, we incurred $0.4 million in our cost of sales. This included the costs to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. It also includes certain support services provided by Heuro on our behalf. We had no cost of sales for the six months ended June 30, 2018.

Research and Development Expense

R&D expenses were $5.0 million for the six months ended June 30, 2019 compared to $5.5 million for the six months ended June 30, 2018, a decrease of $0.5 million. The decrease was primarily attributable to a $2.2 million reduction in product development costs related to our PoNS device, which was partially offset by a $1.0 million increase in medical affairs expenses related to our medical science liaison’s efforts in the delivery of our clinical and scientific data and clinical education to key opinion leaders, professional societies and practitioners to help enhance our PoNS Treatment at home and in the clinic as well as feedback that can be incorporated in our PoNS device and training materials. Wages and salaries and other employee expenses also increased by $0.7 million due to increased regulatory and quality management headcount to support our Canadian launch.

Selling, General and Administrative Expense

SG&A expenses were $8.4 million for the six months ended June 30, 2019 compared to $11.1 million for the six months ended June 30, 2018. The decrease was primarily due to lower stock-based compensation expense of $4.8 million in 2018, which was mainly the result of the change in our functional currency. During the second quarter of 2018, all of our outstanding stock options were revalued due to the liability classification of our stock options as a result of a change in our functional currency in April 2018 as the exercise price of our stock options were denominated in a currency other than our functional currency. This was partially offset by higher commercial operations expenses of $2.2 million, including wages and salaries of $0.6 million to support our Canadian launch.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $13.8 million for the six months ended June 30, 2019 compared to a loss of $3.7 million for the six months ended June 30, 2018.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gains (Loss)

Foreign exchange loss was $0.1 million for the six months ended June 30, 2019 compared to a gain of $1.2 million for the six months ended June 30, 2018. This was primarily due to the timing and volume of transactions in Canadian dollars.

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash used in operating activities	$(11,214)	$(11,128)	$(86)
Net cash used in investing activities	(204)	(199)	(5)
Net cash provided by financing activities	163	21,712	(21,549)
Effect of exchange rate changes on cash	(17)	40	(57)
Net (decrease) increase in cash	$(11,272)	$10,425	$(21,697)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was $11.2 million. This was comprised of a loss from operations of $12.6 million and $0.5 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items comprised of stock-based compensation of $1.8 million and unrealized foreign exchange losses of $0.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was $0.2 million, which was primarily related to the purchase of computer software, furniture and fixtures for our office.

Net cash used in investing activities during the six months ended June 30, 2018 was $0.2 million, which was primarily related to the purchase of furniture and fixtures for our office.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $0.2 million, which consisted primarily of proceeds from the exercise of our April 2016 warrants.

Net cash provided by financing activities during the six months ended June 30, 2018 was $21.7 million, which was comprised of $18.4 million received from the sale of 2,463,185 shares of our common stock and accompanying warrants in our April 2018 public offering and $4.6 million in proceeds from the exercise of stock options and warrants. These amounts were partially offset by $1.3 million in share issuance costs incurred primarily in connection with the April 2018 public offering.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of stock options and warrants. From June 2014 through June 30, 2019, we raised approximately $94.2 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of stock options and warrants.

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Cash	$14,311	$25,583
Working capital	$11,950	$22,757

We currently have limited working capital and liquid assets. Our cash as of June 30, 2019 was approximately $14.3 million. While we have started generating revenue from the commercial sale of our PoNS device in Canada, we expect to incur significant losses until such time as our revenue exceeds our expenses and during this time, we will require additional funding to fund our ongoing activities. We believe that our existing capital resources will be sufficient to fund our operations through the end of the fourth quarter of 2019. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

Off-Balance Sheet Arrangements

In September 2018, we entered into an exclusive strategic alliance agreement with HTC, and Heuro. Under the terms of the agreement, the parties developed a clinic system to facilitate the commercialization of the PoNS Treatment in Canada. The arrangement also provides for HTC to pay us CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. We and HTC continue to govern the arrangement through a joint steering committee, and we and HTC each fund up to 50% of the Heuro’s operating budget as agreed to by the joint steering committee, but not to exceed 50% of the operating budget associated with this arrangement and share in the net profits and losses of Heuro on a 50/50 basis. For the three and six months ended June 30, 2019, we recorded $0.2 million and $0.4 million, respectively, in expenses for our share of the estimated costs incurred by Heuro which amounts were recorded as selling, general and administrative expenses in our consolidated statement of operations and comprehensive income (loss). We believe that the maximum exposure to loss as a result of our involvement with Heuro was CAD$0.4 million as of June 30, 2019, which represents our potential remaining obligation to fund Heuro’s operating budget of up to CAD$1.0 million. Our relationship with HTC and Heuro is currently evolving as we work to advance the clinic expansion plan.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.

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

We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Adoption of this standard resulted in the recording of an operating lease right-of-use asset and corresponding operating lease liability of $0.7 million.

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

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact the standard will have on our condensed consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Other than as set forth below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

On or about July 9, 2019, a putative shareholder class action lawsuit, Caramihai v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-06365 (S.D.N.Y.), was filed against the Company and three of our individual officers in the Southern District of New York, or the Caramahai Action. The lawsuit alleges that the Company made materially false and misleading statements regarding the prospects for FDA approval of Helius’s application for de novo classification and marketing authorization of its PoNS device in the United States.  As a result of these alleged misstatements, the Caramahai Action asserts claims on behalf of shareholders who bought or sold Helius common stock between from November 9, 2017 to April 10, 2019 for alleged violations of the federal securities laws, specifically Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

On or about July 31, 2019, a putative shareholder class action lawsuit, Evans v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-07171 (S.D.N.Y.), was filed against the Company and three of our individual officers in the Southern District of New York, or the Evans Action. The Evans Action alleges similar claims as the Caramahai Action.

While we believe that each of the Caramahai Action and the Evans Action is without merit and intend to vigorously defend our position in each case, we recognize that additional putative class actions or related proceedings may be filed. Given that each of these legal proceedings is in its early stages, we are unable to predict the probable outcomes at this time.

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

Risks Related to the Development and Commercialization of our Product Candidate

We currently only have one product candidate, which is still in development, and we have not obtained authorization from the FDA to commercially distribute the device in the United States, a CE Mark for commercial distribution in Europe or from the Therapeutic Goods Administration for commercial distribution in Australia, and we may never obtain such authorizations.

We currently have no products authorized for commercial distribution in either the United States, Europe or Australia. We are developing the PoNS device for use in the neuromodulation market, but we cannot begin marketing and selling the device in the United States, Europe or Australia until we obtain applicable authorizations from the FDA, European Union (Notified Body) or Therapeutic Goods Administration in Australia, respectively. While we have submitted applications for regulatory marketing authorization in these jurisdictions, the process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

In April 2019, the FDA declined our request for de novo classification. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. We intend to generate additional data to address the FDA’s concerns and resubmit our request for de novo classification. However, the FDA has substantial discretion in the de novo review process and may refuse to accept our application or may decide that our new data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

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

Before we begin to label and market the PoNS Treatment for use in the United States, we are required to obtain marketing authorization via a de novo reclassification request for our product or approval of pre-market approval application from the FDA, unless an exemption from pre-market review applies. We will also be required to comply with costly and more often time-consuming regulatory requirements by foreign regulatory authorities, including Europe and Australia, if we want to sell our products outside of the United States. The process of obtaining regulatory authorizations or approvals, including completion of the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

In August 2018, we submitted a request to the FDA for de novo classification of the PoNS device because there is currently no predicate cleared or approved by the FDA for commercial distribution and no existing classification decision by the FDA for such a device. In April 2019, the FDA denied our request for de novo classification. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. We intend to generate additional data to address the FDA’s concerns and resubmit our request for de novo classification. Because the FDA has required us to go through a lengthier, more rigorous examination for the PoNS device for mmTBI, introducing the product will be delayed until we can generate sufficient additional data, which will cause our launch in the United States to be delayed or, in the event that the FDA does not find our additional data sufficient to support de novo classification, we may be required to abandon our pursuit of approval to commercialize the PoNS device in the United States altogether. In addition, the FDA may determine that the PoNS device requires more extensive clinical investigation than currently planned or that it must undergo the more costly, lengthy and uncertain pre-market approval process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorization for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and more burdensome and can take several years from the time the application is submitted to the FDA until an approval is obtained, if ever.

Once we have a marketing authorization, any modification to a device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new submission, such as a 510(k) or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review such determinations. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with any of our regulatory determinations and requires us to submit new 510(k) notices, de novo submissions, or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

Moreover, we are currently developing the PoNS device for other potential indications. At this time, we do not know what pathways the FDA or other regulatory authorities will require us to utilize for these additional indications. We may be required to pursue marketing authorization via more rigorous pathways, such as a PMA application in the United States, which may require more development work than we are currently planning. This would delay the potential marketing authorization for such indications, potentially make marketing authorization more difficult to obtain, and increase our costs.

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

In order to commercialize our product candidate in the United States, we may be required by the FDA to submit an application for premarket approval, or PMA, for review and approval by the FDA. A PMA application must be submitted to the FDA if our device cannot be cleared through the 510(k) clearance process, down classified via the de novo process, or is not exempt from premarket review by the FDA. In April 2019, the FDA declined our request for de novo classification. However, we intend to generate additional data, including additional clinical data, to address the FDA’s concerns and resubmit our request for de novo classification. We could also be required to submit a PMA application for other potential future product candidates. If we are required by the FDA to submit a PMA application, the FDA will also require us to conduct clinical trials. We will receive marketing authorization from the FDA to commercialize products requiring a clinical trial only if we can demonstrate to the satisfaction of the FDA, through well designed and properly conducted clinical trials, that our product candidate is safe, effective, and otherwise meet the appropriate standards required for marketing authorization for specified indications.

Clinical trials are complex, expensive, time consuming, uncertain and are subject to substantial and unanticipated delays. Before we may begin clinical trials, if a clinical trial is determined to present a significant risk, we may be required to submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study. Because we do not have the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them. Moreover, any failure to abide by the applicable regulatory requirements by us, our CROs, and/or clinical trial sites may result in regulatory enforcement action against such third parties or us.

Even after marketing authorization for our product is obtained, we are subject to extensive post-market regulation by the FDA and equivalent foreign competent authorities.  Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

Even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-market studies. These studies can be very expensive and time-consuming to conduct. Failure to complete such studies in a timely manner could result in the revocation of clearance or approval and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.

The FDA has broad enforcement powers, and any regulatory enforcement actions or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

We are also required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, installation and servicing of our marketed products.

The FDA enforces these requirements via periodic announced and unannounced inspections of manufacturing facilities.  In addition, in the future, regulatory authorities and/or customers may require specific packaging of sterile products, which could increase our costs and the price of our products.

Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the product from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

After commercialization, a recall of our products, either voluntarily or at the direction of a governmental authority, or a foreign competent authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities such as the competent authorities of the European Economic Area countries or Health Canada have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiencies in our products are found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.

The FDA requires that certain classifications of voluntary recalls of devices be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Any recalls of any of our products would divert managerial and financial resources and could have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications or repair, replacement, refund, recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance, PMA approval, NDA, or BLA of new products or modified products;
•	withdrawing 510(k) clearances that have already been granted;
•	refusal to grant export approval for our products; or

•	criminal prosecution.

Any of these sanctions could have a material adverse effect on our reputation, business, results of operations and financial condition.  Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product and to manufacture, market and distribute our products after marketing authorization is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

# Filed herewith.

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 8, 2019	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: August 8, 2019	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer)