Form 10-Q
period 2019-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2019-11-12
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 25,903,544 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash	$9,019	$25,583
Accounts receivable	557	177
Other receivables	201	98
Inventory	1,289	392
Prepaid expenses	162	447
Other current assets	—	264
Total current assets	11,228	26,961
Property and equipment, net	725	554
Other assets
Operating lease right-of-use asset, net	586	—
Non-current receivables	323	294
Other assets	18	18
Total other assets	927	312
TOTAL ASSETS	$12,880	$27,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,714	$2,392
Accrued liabilities	1,586	1,812
Operating lease liability	164	—
Derivative financial instruments	83	13,769
Total current liabilities	3,547	17,973
Non-current liabilities
Operating lease liability	511	—
TOTAL LIABILITIES	4,058	17,973
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 25,903,544 and 25,827,860 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	26	26
Additional paid-in capital	108,997	105,411
Accumulated other comprehensive loss	(759)	(591)
Accumulated deficit	(99,442)	(94,992)
TOTAL STOCKHOLDERS’ EQUITY	8,822	9,854
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,880	$27,827

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product sales, net	$150	$—	$1,295	$—
Fee revenue	—	—	49	—
Total operating revenue	150	—	1,344	—
Cost of sales:
Cost of product sales	89	—	538	—
Gross profit	61	—	806	—
Operating expenses:
Research and development	1,506	2,309	6,462	7,781
Selling, general and administrative	4,291	2,581	12,715	13,632
Total operating expenses	5,797	4,890	19,177	21,413
Operating loss	(5,736)	(4,890)	(18,371)	(21,413)
Other income (expense):
Other income	11	4	35	63
Change in fair value of derivative financial instruments	196	368	14,033	(3,356)
Foreign exchange (loss) gain	(59)	1	(147)	1,198
Total other income (expense)	148	373	13,921	(2,095)
Net loss	(5,588)	(4,517)	(4,450)	(23,508)
Other comprehensive loss:
Foreign currency translation adjustments	68	(96)	(168)	(930)
Comprehensive loss	$(5,520)	$(4,613)	$(4,618)	$(24,438)
Net loss per share
Basic	$(0.22)	$(0.19)	$(0.17)	$(1.06)
Diluted	$(0.22)	$(0.19)	$(0.17)	$(1.06)
Weighted average shares outstanding
Basic	25,903,544	23,377,941	25,869,039	22,221,667
Diluted	25,903,544	23,845,498	25,869,039	22,221,667

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2019 and 2018

(Except shares data, amounts in thousands)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of June 30, 2018	—	$—	23,377,491	$70,512	$3,582	$(787)	$(85,360)	$(12,053)
Proceeds from exercise of stock options and warrants	—	—	50	1	—	—	—	1
Share issuance costs	—	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	—	—	667	—	—	667
Settlement of vested restricted stock units, net of taxes	—	—	705	—	(2)	—	—	(2)
Reclassification of non-employee options recorded as derivative financial instruments due to modification of options	—	—	—	—	1,206	—	—	1,206
Reclassification of stock-based compensation due to modification of options	—	—	—	—	10,338	—	—	10,338
Reclassification upon change in corporate domicile	23,378,246	23	(23,378,246)	(70,512)	70,489	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(4,517)	(4,517)
Balance as of September 30, 2018	23,378,246	$23	—	$—	$86,280	$(883)	$(89,877)	$(4,457)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of June 30, 2019	25,903,544	$26	—	$—	$107,437	$(827)	$(93,854)	$12,782
Stock-based compensation	—	—	—	—	1,560	—	—	1,560
Foreign currency translation adjustments	—	—	—	—	—	68	—	68
Net loss	—	—	—	—	—	—	(5,588)	(5,588)
Balance as of September 30, 2019	25,903,544	$26	—	$—	$108,997	$(759)	$(99,442)	$8,822

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2019 and 2018

(Except shares data, amounts in thousands)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2017	—	$—	20,178,226	$52,230	$6,602	$47	$(66,369)	$(7,490)
Proceeds from the exercise of stock options and warrants	—	—	736,130	4,637	—	—	—	4,637
Proceeds from the issuance of common stock and accompanying warrants from April 2018 Offering	—	—	2,463,185	18,400	—	—	—	18,400
Fair value of liability-classified warrants issued in connection with April 2018 Offering	—	—	—	(7,372)	—	—	—	(7,372)
Share issuance costs	—	—	—	(1,273)	—	—	—	(1,273)
Stock-based compensation expense	—	—	—	—	1,047	—	—	1,047
Settlement of vested restricted stock units, net of taxes	—	—	705	—	(2)	—	—	(2)
Reclassification from other current liabilities due to exercise of stock options	—	—	—	32	—	—	—	32
Reclassification of liability-classified warrants upon exercise	—	—	—	3,748	—	—	—	3,748
Reclassification of exercised compensation options and warrants from additional paid-in capital	—	—	—	110	(110)	—	—	—
Reclassification of April 2016 compensation options and warrants from additional paid-in capital to derivative financial instruments due to change in functional currency	—	—	—	—	(1,586)	—	—	(1,586)
Reclassification of USD denominated warrants from derivative financial instruments to additional paid-in capital due to change in functional currency	—	—	—	—	2,478	—	—	2,478
Reclassification of equity-classified stock options to stock-based compensation liability due to change in functional currency	—	—	—	—	(4,182)	—	—	(4,182)
Reclassification of non-employee options recorded as derivative financial instruments due to modification of options	—	—	—	—	1,206	—	—	1,206
Reclassification of stock-based compensation due to modification of options	—	—	—	—	10,338	—	—	10,338
Reclassification upon change in corporate domicile	23,378,246	23	(23,378,246)	(70,512)	70,489	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(930)	—	(930)
Net loss	—	—	—	—	—	—	(23,508)	(23,508)
Balance as of September 30, 2018	23,378,246	$23	—	$—	$86,280	$(883)	$(89,877)	$(4,457)

	Common Stock, $0.001 par value		Common Stock, no par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2018	25,827,860	$26	—	$—	$105,411	$(591)	$(94,992)	$9,854
Proceeds from exercise of stock options and warrants	74,720	—	—	—	215	—	—	215
Settlement of restricted stock units	964	—	—	—	—	—	—	—
Reclassification of derivative financial instruments from exercise of warrants	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	3,336	—	—	3,336
Foreign currency translation adjustments	—	—	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	—	—	(4,450)	(4,450)
Balance as of September 30, 2019	25,903,544	$26	—	$—	$108,997	$(759)	$(99,442)	$8,822

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,450)	$(23,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	(14,033)	3,356
Stock-based compensation expense	3,336	7,245
Unrealized foreign exchange loss (gain)	211	(1,262)
Depreciation expense	89	40
Changes in operating assets and liabilities:
Accounts receivable	(380)	—
Other receivables	(123)	663
Inventory	(897)	(197)
Prepaid expenses	285	252
Other assets	264	—
Operating lease liability	(9)	—
Accounts payable	(678)	(1,274)
Accrued liabilities	(75)	209
Net cash used in operating activities	(16,460)	(14,476)
Cash flows from investing activities:
Purchase of property and equipment	(260)	(425)
Net cash used in investing activities	(260)	(425)
Cash flows from financing activities:
Proceeds from the issuance of common stock and accompanying warrants	—	18,400
Share issuance costs	(52)	(1,345)
Proceeds from the exercise of stock options and warrants	215	4,637
Net cash provided by financing activities	163	21,692
Effect of foreign exchange rate changes on cash	(7)	44
Net (decrease) increase in cash	(16,564)	6,835
Cash at beginning of period	25,583	5,562
Cash at end of period	$9,019	$12,397

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

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNSTM”), is an active, therapeutic, class II medical device authorized for sale in Canada intended as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with therapeutic activities (“PoNS TreatmentTM”). It is an investigational medical device in the United States, the European Union (“EU”), and Australia (“AUS”), and it is currently under review for clearance by the AUS Therapeutic Goods Administration.  PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia. The PoNS device, when combined with targeted therapeutic activities and/or cognitive therapy, or PoNS TreatmentTM, is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function. In April 2019, the Company announced that the U.S. Food and Drug Administration (“FDA”) had completed its review and denied the Company’s request for de novo classification of the PoNS device in the United States. A new FDA submission with additional supporting clinical data will be required for clearance in the United States. The Company is working with the FDA to define the scope of this ongoing clinical work. The Company has withdrawn its application from the EU marketing process due to uncertainty in Europe due to the switch from the Medical Device Directive (MDD) to the Medical Device Regulation (MDR) and the withdrawal of Lloyd’s Register Quality Assurance, the Company’s notified body, from the notified body business. The Company will reconsider submitting to the EU when conditions stabilize.

On December 21, 2018, the Company’s wholly owned subsidiary, NeuroHabilitation Corporation, changed its name to Helius Medical, Inc (“HMI”). On January 31, 2019, the Company formed another wholly owned subsidiary, Helius NeuroRehab, Inc., (“HNR”), a Delaware corporation, which will operate a clinical research site to collect data on the delivery of PoNS Treatment to patients with balance and gait disorders. On October 10, 2019, the Company formed Helius Canada Acquisition Ltd. (“HCA”), a company incorporated under the federal laws of Canada and a wholly owned subsidiary of Helius Medical Technologies (Canada), Inc. (“HMC”), a company incorporated under the federal laws of Canada, which acquired Heuro Canada, Inc. (“Heuro”) from Health Tech Connex Inc. (“HTC”) on October 30, 2019 (see Note 9).

The Company’s wholly owned subsidiaries are comprised of HMI, HMC, HCA and HNR.

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

Going Concern Uncertainty

As of September 30, 2019, the Company had cash of $9.0 million. For the nine months ended September 30, 2019, the Company had an operating loss of $18.4 million, and as of September 30, 2019, its accumulated deficit was $99.4 million. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Receivables

Accounts receivables are stated at their net realizable value. As of each of September 30, 2019 and December 31, 2018, the Company’s accounts receivable were comprised of amounts owed related to license revenue of approximately $0.5 million recognized in 2018 resulting from the Company’s arrangement with HTC and Heuro, of which $0.3 million was classified as a non-current receivable. As of September 30, 2019, accounts receivable included revenue from product sales and fee revenue of approximately $0.4 million. As described in Note 9, the Company modified its arrangement with HTC on October 30, 2019.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. No inventory write-offs were recorded during the nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, inventory consisted of the following (amounts in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Raw materials	$1,046	$392
Work-in-process	74	—
Finished goods	169	—
Total	$1,289	$392

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

As of September 30, 2019 and December 31, 2018, property and equipment consisted of the following (amounts in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Leasehold improvement	$182	$182
Furniture and fixtures	248	185
Equipment	219	219
Computer software and hardware	241	44
Property and equipment	890	630
Less accumulated depreciation	(165)	(76)
Property and equipment, net	$725	$554

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

The Company does not record an operating lease ROU asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. As of September 30, 2019, the Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania upon the adoption date. As of September 30, 2019, the Company has not entered into any additional lease arrangements. Operating lease ROU assets and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are to be accounted for separately. As of September 30, 2019, approximately $0.1 million of the Company’s operating lease ROU asset had been amortized (see Note 6).

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

For periods commencing April 1, 2018, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and non-monetary assets acquired, and non-monetary liabilities incurred after April 1, 2018 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in the condensed consolidated statement of operations and comprehensive loss as foreign exchange (loss) gain.

The functional currency of HMC and HCA, the Company’s Canadian subsidiaries, is the CAD$ and the functional currency of HMI and HNR is the USD$. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Revenues, expenses and cash flows are translated at the weighted-average rates of exchanges for the reporting period. The resulting currency translation adjustments are not included in the Company’s condensed consolidated statements of operations and comprehensive loss for the reporting period, but rather are accumulated and gains and losses are recorded in foreign exchange (loss) gain, as a component of comprehensive loss, within the condensed consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

In accordance with the FASB’s ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

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

Product Sales, net

Prior to July 1, 2019, product sales were derived from the sale of the PoNS device and certain support services including services from the use of the NeuroCatchTM device, which is owned by HTC and assesses electroencephalogram brain waves related to cognition of patients participating in the PoNS Treatment at neuroplasticity clinics in Canada. The Company acted in an agency capacity for services performed using the NeuroCatch device and remitted CAD$600 for each patient assessed with the NeuroCatch device. According to the supply agreement with each of these clinics, the Company’s performance obligation was met when it delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. Further, according to the Company’s arrangement with HTC and Heuro, the Company shared 50/50 with Heuro in fees from support services excluding the CAD$600 payment for an assessment using the NeuroCatch device. For the three months ended September 30, 2019, product sales were derived from the sale of the PoNS device alone as the NeuroCatch is sold directly to the neuroplasticity clinics in Canada. For the three and nine months ended September 30, 2019, the Company recorded $0.2 million and $1.3 million, respectively, in product sales net of $0 and $11,100, respectively, for HTC’s portion related to assessments using the NeuroCatch device. As described in Note 9, the Company modified its arrangement with HTC on October 30, 2019.

Fee Revenue

Prior to July 1, 2019, the Company’s agreement with HTC and Heuro also entitled the Company to 50% of the franchise fees collected by Heuro from each franchise agreement Heuro executed with neuroplasticity clinics engaged in providing the PoNS Treatment as a result of the Company’s 50% share in Heuro profit/loss. For the three and nine months ended September 30, 2019, the Company recognized $0 and $49,000, respectively, as its 50% portion of the franchise fees. For the three months ended September 30, 2019, there were no new franchise agreements entered into and 3 franchise agreements were entered into for the nine months ended September 30, 2019.

As of September 30, 2019, the Company had recorded $0.4 million in current receivables and had no contract assets or liabilities on its condensed consolidated balance sheet related to these supply agreements. As of September 30, 2019 and December 31, 2018, the Company had recorded $0.2 million and $0.3 million in current and non-current receivables, respectively, and had no contract assets or liabilities on its condensed consolidated balance sheets related to license revenue pursuant to the Company’s arrangement with HTC and Heuro.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2019 and December 31, 2018, the Company’s derivative financial instruments were comprised of warrants issued in connection with both public and/or private securities offerings. During the third quarter of 2018, these non-employee stock options were classified to equity following the modification of these stock options. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

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

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of September 30, 2019 and December 31, 2018 and the roll forward of the Company’s derivative financial instruments. The Company’s derivative financial instruments are comprised of warrants which are classified as liabilities.

The following table summarizes the Company’s derivative financial instruments and stock-based compensation liability within the fair value hierarchy as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Liabilities:
Derivative financial instruments	$83	—	—	$83
December 31, 2018
Liabilities:
Derivative financial instruments	$13,769	—	—	$13,769

There were no transfers between any levels for any of the periods presented.

Basic and Diluted Loss per Share

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic
Numerator
Net loss	$(5,588)	$(4,517)	$(4,450)	$(23,508)
Denominator
Weighted average common shares outstanding	25,903,544	23,377,941	25,869,039	22,221,667
Basic net loss per share	$(0.22)	$(0.19)	$(0.17)	$(1.06)

Diluted
Numerator:
Net loss, basic	$(5,588)	$(4,517)	$(4,450)	$(23,508)
Effect of dilutive securities: warrants	—	(93)	—	—
Net loss, diluted	$(5,588)	$(4,610)	$(4,450)	$(23,508)
Denominator:
Weighted average common shares outstanding - basic	25,903,544	23,377,941	25,869,039	22,221,667
Potential common share issuances:
Incremental dilutive shares from equity instruments (treasury stock method)	—	467,557	—	—
Weighted average common shares outstanding	25,903,544	23,845,498	25,869,039	22,221,667
Diluted net loss per share	$(0.22)	$(0.19)	$(0.17)	$(1.06)

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s losses for the three and nine months ended September 30, 2019 and 2018 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options outstanding	3,629,288	3,133,552	3,629,288	3,133,552
Warrants outstanding	3,043,605	651,320	3,043,605	4,004,304
Restricted stock units	—	963	—	963
Total	6,672,893	3,785,835	6,672,893	7,138,819

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. This ASU is effective for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is evaluating the effect that ASU 2016-13 will have on its condensed consolidated financial statements.

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

No dividends have been declared since inception of the Company through September 30, 2019. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

On April 18, 2016, the Company closed its short form prospectus offering in Canada and a concurrent U.S. private placement (the “April 2016 Offering”) of units (the “Units”) with gross proceeds to the Company of $7.2 million through the issuance of Units at a price of CAD$5.00 per Unit. Each Unit consists of one share of common stock of the Company (a “Common Share’) and one-half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant entitled the holder thereof to acquire one additional Common Share at an exercise price of CAD$7.50 on or before April 18, 2019. Mackie Research Capital Corporation (the “Agent”) acted as agent and sole bookrunner in connection with the April 2016 Offering. The Company paid the Agent a cash commission of $0.3 million and granted to the Agent compensation options exercisable to purchase 87,210 Units at an exercise price of CAD$5.00 per Unit for a period of 24 months from the closing of the April 2016 Offering. The Company incurred other cash issuance costs of $1.1 million related to this offering. During the third quarter of 2019, no warrants were exercised. On April 18, 2019, 922,348 warrants were cancelled due to their expiration.

On April 13, 2018, the Company issued 2,141,900 shares of its common stock and warrants to purchase 2,141,900 shares of the Company’s common stock in an underwritten public offering at a price of $7.47 per share and accompanying warrant. Gross proceeds from the offering were approximately $16.0 million. On April 24, 2018, the Company closed on the sale of an additional 321,285 shares of its common stock and warrants pursuant to the exercise of the over-allotment option (collectively the “April 2018 Offering”) granted to the underwriters in connection with the offering at a price of $7.47 per share and accompanying warrants. Gross proceeds from the exercise of the over-allotment option was $2.4 million. BTIG, LLC and Echelon Wealth Partners acted as joint book-running managers for the April 2018 Offering. The Company paid approximately $1.1 million in underwriting discounts and commissions and incurred offering expenses of approximately $1.0 million in connection with the April 2018 Offering, resulting in net proceeds of $16.3 million from the April 2018 Offering. The underwriting discounts and commissions and offering expenses were allocated between share issuance costs and expenses based on the relative fair values of common stock and warrants issued in connection with the April 2018 Offering, resulting in the recording of approximately $0.8 million of expenses in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of these warrants at issuance was approximately $7.4 million.

Each warrant issued in connection with the April 2018 Offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 Offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares. As of September 30, 2019, 70,900 warrants had been exercised, all during 2018, for gross proceeds of CAD$0.9 million.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option and September 30, 2019.

	September 30, 2019	April 24, 2018	April 13, 2018
Stock price	CAD$ 2.20	CAD$ 10.76	CAD$ 9.85
Exercise price	CAD$ 12.25	CAD$ 12.25	CAD$ 12.25
Warrant term	1.53 years	3.00 years	3.00 years
Expected volatility	71.76%	64.49%	64.20%
Risk-free interest rate	1.65%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

On November 19, 2018, the Company issued 2,121,212 shares of its common stock in an underwritten public offering at a price of $8.25 per share. Gross proceeds from the offering were $17.5 million. On November 30, 2018, the Company closed on the sale of an additional 318,182 shares of its common stock pursuant to the exercise of the over-allotment option (collectively the “November 2018 Offering”) granted to the underwriters in connection with the offering at a price of $8.25 per share. Gross proceeds from the exercise of the over-allotment option was $2.6 million. BTIG, LLC and Oppenheimer & Co. Inc. acted as joint book-running managers for the November 2018 Offering. The Company paid approximately $1.2 million in underwriting discounts and commissions and incurred offering expenses of approximately $0.7 million, resulting in net proceeds of $18.3 million.

The following table summarizes warrants accounted for as liabilities and recorded as derivative financial instruments on the Company’s condensed consolidated balance sheets for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Fair value of warrants at beginning of period	$13,769	$6,941
Issuance of warrants	—	7,372
Exercise of warrants	(35)	(3,012)
Fair value of previously equity-classified warrants	—	5,049
Fair value of previously liability-classified warrants reclassified to additional paid-in capital	—	(2,478)
Foreign exchange losses (gains)	382	(142)
Change in fair value of warrants during the period	(14,033)	548
Fair value of warrants at end of period	$83	$14,278

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

The fair value of all warrants classified as derivative financial instruments outstanding as of September 30, 2019 and December 31, 2018 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2019	December 31, 2018
Stock price	CAD$ 2.20	CAD$ 12.80
Exercise price	CAD$ 12.25	CAD$ 10.89
Warrant term	1.53 years	1.71 years
Expected volatility	71.76%	75.31%
Risk-free interest rate	1.65%	1.80%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2019:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	USD$
Outstanding as of December 31, 2018	3,352,984	651,320	$10.89	$12.24
Granted	—	—	—	—
Cancelled/Expired	(922,348)	—	7.50	—
Exercised	(38,351)	—	7.50	—
Outstanding as of September 30, 2019	2,392,285	651,320	$12.25	$12.24

The Company’s warrants outstanding and exercisable as of September 30, 2019 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
3,795	USD$10.75	June 26, 2020
1,509	USD$10.75	July 17, 2020
270,915	USD$12.25	December 22, 2020
171,020	USD$12.25	December 28, 2020
204,081	USD$12.25	December 29, 2020
2,392,285	CAD$12.25	April 10, 2021
3,043,605

4.    STOCK-BASED PAYMENTS

On May 15, 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Omnibus Incentive Plan (“2018 Plan”), under which an aggregate of 5,356,114 shares may be issued. This share reserve is the sum of 3,000,000 new shares, plus the remaining 2,356,114 shares that remained available for issuance under the Company’s 2016 Omnibus Incentive Plan (the “2016 Plan”), the predecessor incentive plan at the time of the adoption of the 2018 Plan.  Pursuant to the terms of the 2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units (“RSU”), stock equivalent units and performance-based cash awards.  These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting awards under the 2016 Plan, the predecessor incentive plan. However, outstanding stock options granted prior to the effective date of the 2018 Plan are still governed by the 2016 Plan or the Company’s 2014 Stock Incentive Plan, which preceded the 2016 Plan.

As of September 30, 2019, there was an aggregate of 3,934,473 shares of common stock remaining available for grant under the Company’s 2018 Plan.

For the nine months ended September 30, 2019, the Company issued 1,132,658 stock options to employees and directors. The Company issued no stock options to consultants and non-employees during the nine months ended September 30, 2019.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2019:

		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Stock Options	Exercise Price	(in thousands)
Outstanding as of December 31, 2018	3,308,049	$7.14	$8,308
Granted	1,132,659	4.74
Forfeited/Cancelled	(291,420)	8.28
Exercised (1)	(520,000)	2.77	108
Outstanding as of September 30, 2019	3,629,288	$6.93	$—
Exercisable as of September 30, 2019	1,907,349	$3.79	$—

1. For the nine months ended September 30, 2019, 520,000 stock options were exercised on a cashless basis resulting in 483,631 shares being withheld in satisfaction of their exercise prices.

The following table summarizes stock options outstanding and exercisable by employees and directors as of September 30, 2019:

		Stock Options
		Outstanding
		Remaining		Fair Value		Number of
Number of Stock		Contractual Life	Exercise	Post	Grant Date	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price	Modification [1]	Fair Value	Exercisable
20,000	December 8, 2019	0.19	$12.72	$2.18	$—	20,000
80,000	December 8, 2019	0.19	$12.72	$2.18	$—	80,000
20,000	March 16, 2020	0.46	$12.52	$2.43	$—	20,000
150,000	October 21, 2020	1.06	$3.20	$6.57	$—	150,000
20,000	December 31, 2020	1.25	$4.48	$5.86	$—	20,000
595,000	July 13, 2020	0.79	$5.35	$5.18	$—	595,000
20,000	August 8, 2020	0.86	$4.98	$5.42	$—	20,000
617,000	April 17, 2027	7.54	$8.13	$7.54	$—	308,500
6,146	May 18, 2027	7.63	$7.35	$4.75	$—	6,146
10,000	May 18, 2027	7.63	$7.35	$7.65	$—	5,000
25,000	August 8, 2027	7.85	$10.38	$7.38	$—	15,000
20,000	April 9, 2028	8.52	$9.03	$8.01	$—	5,000
337,500	May 15, 2028	8.62	$10.99	$7.89	$—	167,500
150,000	July 9, 2028	8.77	$9.69	$—	$6.83	150,000
59,584	August 22, 2028	8.89	$10.23	$—	$7.21	17,949
4,000	September 4, 2028	8.92	$10.19	$—	$7.19	2,875
50,000	September 10, 2028	8.94	$10.34	$—	$7.30	12,500
50,000	September 24, 2028	8.98	$9.71	$—	$6.79	12,500
75,000	October 15, 2028	9.04	$8.75	$—	$6.19	—
10,000	October 29, 2028	9.08	$9.71	$—	$6.87	—
20,000	November 19, 2028	9.13	$8.00	$—	$5.66	—
7,500	January 22, 2029	9.31	$7.65	$—	$5.30	—
7,500	February 4, 2029	9.34	$7.26	$—	$5.03	—
545,558	March 28, 2029	9.49	$6.76	$—	$4.62	51,129
232,500	August 7, 2029	9.85	$2.03	$—	$1.37	—
40,000	August 19, 2029	9.88	$1.93	$—	$1.30	—
150,000	September 23, 2029	9.98	$1.73	$—	$1.20	—
30,000	September 30, 2029	9.99	$1.65	$—	$1.11	—
3,352,288						1,659,099

1. Reflects fair value of modified stock options on August 8, 2018.

As of September 30, 2019, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $7.3 million which will be recognized over a weighted-average remaining vesting period of approximately 3.0 years. The Company recognizes compensation expense for only the portion of awards that are expected to vest.

The weighted average grant date fair value of employee and director stock options granted for the nine months ended September 30, 2019 was $3.07 per option and the grant date fair values of these stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Nine Months Ended September 30, 2019
Stock price	$4.74
Exercise price	$4.74
Expected term	5.50
Expected volatility	76.92%
Risk-free interest rate	1.97%
Dividend rate	0.00%

Non-Employee Stock Options

The following table summarizes stock options outstanding and exercisable by consultants as of September 30, 2019:

		Stock Options
		Outstanding
		Remaining		Fair Value		Number of
Number of Stock		Contractual Life	Exercise	Post	Grant Date	Stock Options
Options Outstanding	Expiration Date	(In Years)	Price	Modification [1]	Fair Value	Exercisable
30,000	December 8, 2019	0.19	$12.72	$2.18	$—	30,000
72,000	October 3, 2020	1.01	$5.15	$5.35	$—	72,000
110,000	October 28, 2020	1.08	$3.18	$6.59	$—	110,000
20,000	May 18, 2027	7.63	$7.35	$7.65	$—	10,000
15,000	August 8, 2027	7.85	$10.38	$7.38	$—	7,500
15,000	November 6, 2027	8.10	$16.20	$6.98	$—	3,750
15,000	August 22, 2028	8.89	$10.23	$—	$8.87	15,000
277,000						248,250

1. Reflects fair value of modified stock options as of August 8, 2018.

Restricted Stock Units

During the nine months ended September 30, 2019, the Company issued 964 shares of its common stock in settlement of vested RSUs. As of September 30, 2019, the Company had no RSUs outstanding.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$233	$208	$643	$745
Cost of sales	(6)	—	—	—
Selling, general and administrative	1,333	317	2,693	6,500
Total	$1,560	$525	$3,336	$7,245

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	As of
	September 30, 2019	December 31, 2018
Employees benefits	$815	$876
Professional services	68	518
Due to HTC/Heuro	49	—
Legal fees	141	253
Royalty fees	52	—
Franchise fees	42	—
Rent	—	98
Severance	399	66
Other	20	1
Total	$1,586	$1,812

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 3,207,005 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the three and nine months ended September 30, 2019, the Company recorded approximately $6,000 and $52,000, respectively, in royalty expenses in its condensed consolidated statement of operations.

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

(d)

In March 2017, the Company entered into a lease for office space in Newtown, Pennsylvania. The initial term of the lease is from July 1, 2017 through December 31, 2022, with an option to extend until 2027. In July 2017, the Company amended the contract to commence the lease on July 17, 2017 through January 16, 2023, with an option to extend until January 2028. It is not reasonably certain at this point in time that the Company will elect to utilize the option to extend. Monthly rent plus utilities will be approximately $20,000 per month beginning in January 2019 with a 3% annual increase.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease as of September 30, 2019 (amounts in thousands).

For the Nine Months Ended September 30, 2019
Operating lease cost	$172
Operating lease - operating cash flows	$185
Weighted average remaining lease term	3.30 years
Weighted average discount rate	15.1%

Future minimum lease payments under non-cancellable lease as of September 30, 2019 were as follows:
For the Period Ending December 31,
2019 (remaining three months)	$62
2020	253
2021	260
2022	267
2023	10
Total future minimum lease payments	852
Less imputed interest	(177)
Total liability	$675
Reported as of September 30, 2019
Current operating lease liability	164
Non-current operating lease liability	511
Total	$675

(e)

On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. As of September 30, 2019, the Company had approximately $0.3 million in commitments to Key Tronic to complete the Company’s forecasts for the procurement of materials necessary for the delivery of PoNS devices.

(f)

In September 2018, the Company entered into a strategic alliance agreement with HTC and Heuro to establish up to three founding clinics to treat patients and create a replicable model for future clinic expansion. Under the terms of the agreement, the parties developed a clinic system to facilitate the commercialization of the PoNS Treatment in Canada. Under the terms of the agreement, the parties contracted with the clinics and developed a model for the clinics to deliver clinical services, featuring the PoNS Treatment to manage neurological conditions. During the second quarter of 2019, the Company entered into the clinic expansion phase of this alliance with the addition of three new PoNS authorized clinics, bringing the total number of clinics authorized to treat patients with the PoNS device to five in Canada. As of September 30, 2019, the arrangement provided for HTC to pay the Company CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right the Company granted to Heuro. The Company and HTC governed the agreement through a joint steering committee, and each funded up to 50% of Heuro’s operating budget as agreed to by the joint steering committee and shared in the net profits and losses of Heuro on a 50/50 basis. For the three and nine months ended September 30, 2019, the Company recorded $0.1 million and $0.5 million, respectively, in expenses for its share of the estimated costs incurred by Heuro which was recorded as selling, general and administrative expenses. In addition, the Company recorded $5,000 and $0.1 million for the three and nine months ended September 30, 2019, respectively, in cost of sales for services rendered in the Company’s condensed consolidated statements of operations and comprehensive loss. Further for the three and nine months ended September 30, 2019, the Company recognized $0 and $49,000, respectively, in fee revenue related to its arrangement with HTC and Heuro (see Note 2). On October 30, 2019, the Company entered into a Share Purchase Agreement with HTC to purchase Heuro. The receivable will be considered part of the consideration for acquisition and will be embedded in the purchase price allocation. See Note 9 for details of the transaction.

Legal Contingencies

On or about July 9, 2019, a putative shareholder class action lawsuit, Caramahai v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-06365 (S.D.N.Y.), was filed against the Company and three of its individual officers in the Southern District of New York (“the Caramahai Action”). The lawsuit alleges that the Company made materially false and misleading statements regarding the prospects for FDA approval of Helius’s application for de novo classification and marketing authorization of its PoNS device in the United States.  As a result of these alleged misstatements, the Caramahai Action asserts claims on behalf of shareholders who bought or sold Helius common stock between from November 9, 2017 to April 10, 2019 for alleged violations of the federal securities laws, specifically Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

On or about July 31, 2019, a putative shareholder class action lawsuit, Evans v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-07171 (S.D.N.Y.), was filed against the Company and three of its individual officers in the Southern District of New York (the “Evans Action”). The Evans Action alleges similar claims as the Caramahai Action.

On September 9, 2019, three Helius shareholders each filed motions in the Caramahai and Evans cases seeking to consolidate the two proceedings into a single putative class action. The individual motions also sought to have the movant appointed as Lead Plaintiff and have the movant’s attorneys appointed as Lead Counsel.  On September 13 and 17, 2019, respectively, two of the movants filed notices withdrawing their motions on the ground that they did not appear to have “the largest financial interest in the relief sought by the class.” The motion filed by the third movant remains pending before the Court and unopposed.

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

Unconsolidated Variable Interest Entity

The Company utilized the consolidation guidance under ASC 810 to determine whether Heuro was a VIE, and if so, whether the Company was the primary beneficiary of Heuro (see Note 6(f)). As of September 30, 2019, the Company had concluded that Heuro was a VIE based on the fact that the equity investment at risk in Heuro was not sufficient. The Company’s variable interests in Heuro arise from a profit-sharing arrangement with Heuro. In determining whether the Company is the primary beneficiary and whether the Company has the right to receive benefits and the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluated its economic interest in Heuro.

This evaluation considered all relevant factors of Heuro’s structure, including its capital structure, contractual rights to earnings (losses) as well as other contractual arrangements that have the potential to be economically significant. Following the guidance in ASC 810, although the Company has the obligation to absorb losses as of September 30, 2019, the Company concluded that it is not the primary beneficiary, as it does not have the power to direct the activities that most significantly affect the economic performance of Heuro. The significant economic activities identified were financing activities, research and development activities, commercialization activities, supply and distribution activities, business strategy activities and clinic expansion activities. The evaluation of each of these factors in reaching a conclusion about the potential significance of the Company’s economic interests and control was a matter that required the exercise of professional judgement.

Accordingly, as of September 30, 2019, the Company did not consolidate Heuro in its condensed consolidated financial statements. In addition, as of September 30, 2019, the Company had no carrying amounts for assets and approximately $0.1 million in liabilities relating to the variable interest in the VIE. The Company believes that its maximum exposure to loss as a result of its involvement with the VIE is limited to CAD$0.1 million.

On October 30, 2019, the Company entered into a Share Purchase Agreement with HTC to purchase Heuro. See Note 9 for details of the transaction

8.    RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019 and 2018, the Company paid approximately $2,000 and $25,000 respectively, in consulting fees to a director of the Company. During the nine months ended September 30, 2019 and 2018, the Company paid approximately $25,000 and $34,000, respectively, in consulting fees to a director of the Company. As of September 30, 2019, the Company owed $2,000 in consulting fees to a director of the Company.

In April 2016, the Company entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of the Company’s clinical trials and ongoing media and marketing strategies. Montel Media is owned by Montel Williams, who beneficially owns greater than 5% of the Company’s common stock. Under the agreement, Montel Media received $15,000 per month. During the first quarter of 2018, the Company terminated its agreement with Montel Media. The Company paid Montel Media $0 and $45,000, respectively, during the three and nine months ended September 30, 2018.

For the three months ended September 30, 2018, a benefit of $17,000, which included a foreign exchange gain of $5,000 was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device. For the nine months ended September 30, 2018, a benefit of $0.3 million, which included a foreign exchange gain of $18,000 was included in the change in fair value of derivative financial instruments as the fair value of stock-based compensation attributed to the options granted to a director for consulting services rendered with respect to the design and development of the PoNS device. With the adoption of ASC 2018-07 during the third quarter of 2018, all non-employee stock-based compensation are no longer recorded as derivative financial instruments.

The Company’s Chief Medical Officer was a founding member of Clinvue LLC. (“Clinvue”), a company that provided regulatory advisory services to the Company until it ceased operations during the fourth quarter of 2018. For the three and nine months ended September 30, 2018, the Company paid $0 and $0.1 million, respectively to Clinvue for consulting services. The Company made no payment to Clinvue for the three and nine months ended September 30, 2019.

9.    SUBSEQUENT EVENTS

On October 30, 2019, the Company and HTC entered into a Share Purchase Agreement (the “SPA”) whereby the Company, through its wholly owned subsidiary, acquired Heuro from HTC.  Under the terms of the SPA, total consideration of approximately $1.6 million was paid to HTC, which included (1) the repayment to HTC for their investment in the set-up of Heuro’s initial commercial infrastructure including, the establishment of five authorized PoNS clinics across Canada, (2) the current market value of 55 PoNS devices which the Company also provided to HTC under the SPA, (3) the CAD$750,000 receivable from the September 2018 strategic alliance agreement and (4) the sale of exclusivity rights granted to HTC in the Co-Promotion Agreement (as defined below) to provide PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia.

In connection with the Share Purchase Agreement, on October 30, 2019, the Company entered into a Clinical Research and Co-Promotion Agreement with HTC (the “Co-Promotion Agreement”), whereby each company will promote the sales of the PoNS Treatment and the NeuroCatchTM device throughout Canada. This co-promotion arrangement terminates upon the earlier of the collection of data from 200 patients in Canada and December 31, 2020. Also, subject to certain terms and conditions, Helius granted to HTC the exclusive right to provide the PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from the Company and on terms no less favorable than the then-current standard terms and conditions. This exclusivity right has an initial term of ten (10) years, renewable by HTC for one additional ten (10) year term upon sixty (60) days’ written notice to Helius.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Helius Medical, Inc, or HMI, Helius Medical Technologies (Canada), Inc., or HMC, Helius Canada Acquisition Ltd., or HCA, and Helius NeuroRehab, Inc., or HNR. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019, or our 2018 Annual Report. All financial information is stated in U.S. dollars unless otherwise specified. Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

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

Our first product, known as the Portable Neuromodulation Stimulator, or PoNSTM, is an active, therapeutic, class II medical device authorized for sale in Canada intended as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with therapeutic activities, or PoNS TreatmentTM. The PoNSTM device is an investigational medical device in the United States, the European Union, or EU, and Australia, or AUS, and it is currently under review for clearance by the AUS Therapeutic Goods Administration, or TGA.  PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia. The PoNS device, when combined with targeted therapeutic activities and/or cognitive therapy, or PoNS TreatmentTM, is the first and only treatment that combines neurostimulation of cranial nerves via the tongue to restore lost function. In April 2019, we announced that the U.S. Food and Drug Administration, or FDA, had completed its review and denied our request for de novo classification of the PoNS device in the United States. A new FDA submission with additional supporting clinical data will be required for clearance in the United States. We are working with the FDA to define the scope of this ongoing clinical work. We have withdrawn our application from the EU marketing process due to uncertainty in Europe due to the switch from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, and the withdrawal of Lloyd’s Register Quality Assurance, our notified body, from the notified body business. We will reconsider submitting to the EU when conditions stabilize.

Business Update

Regulatory

In April 2019, we announced that the FDA had completed its review of, and denied our request for de novo classification of the PoNS device. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness of our PoNS device based on the data in our clinical trials. The FDA has indicated that we need additional clinical data to support a marketing clearance in the United States. Based on this feedback, we have revised our strategy for marketing authorization in the United States.

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

In May 2019, we initiated our application process to the TGA for marketing authorization of our PoNS device in Australia. TGA’s active review of our file commenced in September 2019 and we have provided responses to all questions received thus far. In addition, during the second quarter of 2019, we engaged with regulators in Europe to answer questions that we received from them as part of their review of our PoNS device for a CE mark.

In June 2019, we provided an update on our strategy to resubmit an application for de novo clearance of our PoNS device with the FDA. As part of the strategy, members of our management team participated in an informational discussion with FDA in June 2019 regarding the issues the FDA raised in its April response letter. We have concluded that, while we will not finalize our resubmission protocol until after we engage with the FDA in a pre-submission meeting, such a protocol will, at a minimum, need to include new data evaluating the effect of physical therapy alone, without use of the PoNS device. Additional data or analyses may also be required, subject to further input from the FDA.

Based on the FDA’s clarifications, we submitted a request to the FDA for a pre-submission meeting focused on discussing our resubmission strategy. The pre-submission meeting with FDA was held in October 2019. The discussion during the course of the meeting focused on supporting FDA’s request for a study that demonstrates the benefit of PoNS Treatment compared to physical therapy alone in a way that can be generalized to the intended population of patients with balance deficits following mmTBI. The FDA indicated that additional data is required to support the new de novo submission. Study design, endpoints, eligible patient population and the duration of the investigation were discussed. Two analysis methods were proposed and will be implemented to maximize the information gained in the study while allowing for efficient enrollment and study execution. Overall, the meeting provided the information needed to help finalize the design of the new study in accordance with FDA’s current recommendations. We have already incorporated the FDA's new feedback in our plans and we estimate that we will be able to submit a new request for de novo classification based on the results of our new study in the third quarter of 2020.

We are now engaged in continuing to drive our regulatory strategy in Canada. In-market experience reinforces our prior market assessment indicating Multiple Sclerosis, or MS, is an unmet clinical need in Canada. We are therefore preparing label expansion plans in Canada. A pre-submission communication is planned first for Health Canada.

Canada Commercialization Efforts

During the third quarter of 2019, additional patients completed the 14-week treatment protocol at the two founding clinic locations in Montreal, Quebec and Surrey, British Columbia. These clinics were opened pursuant to our arrangement with Health Tech Connex Inc., or HTC, and Heuro Canada, Inc., or Heuro. The initial high-level results about the collective experience of our patients that have completed the 14-week PoNS Treatment have been encouraging. Consistent with what we saw in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial patients are demonstrating improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. In addition, the majority of patients have shown improvement in comfortable gait speed, a measure of their ability to walk, with a meaningful clinical difference at the end of their treatment, while also demonstrating a mean patient adherence to treatment of over 90%, which is also consistent with what we experienced in our clinical trials. We believe the consistency of the patient results from our initial commercial experience supports our plans to build the infrastructure to expand access to our novel PoNS Treatment in Canada.

During the second quarter of 2019, we also announced the expansion of the clinic development plan with HTC and Heuro into three new markets, Toronto, Calgary and Ottawa, with the authorization of one clinic in each of these markets. As these three new clinics have no prior experience when it comes to implementing our PoNS Treatment and integrating it into their clinic operations, we are taking a measured approach during our site training and authorization process to ensure that they are equipped with the know-how to achieve positive outcomes similar to the Surrey and Montreal clinics. These new clinics in turn, are also focused on integrating the PoNS Treatment into their practices. We expect it will take additional time for them to become fully operational and able to attract a significant population of interested patients. Our financial results for the third quarter of 2019 include the results of all five markets.

In June 2019, we launched a digital marketing campaign with the objective of increasing awareness of the PoNS Treatment and authorized clinics among targeted patients and their caregivers and providing contact information on authorized PoNS clinics. Our sales effort is focused on raising awareness of the PoNS Treatment among physiatrists and physical therapists, and in generating referrals to authorized PoNS clinics. Our Medical Affairs team continue their efforts in building awareness through development of key opinion leaders across Canada. We expanded our sales and marketing to Toronto, Calgary and Ottawa during the third quarter of 2019.

During the third quarter of 2019, as we recognized the need to streamline our decision process and react to evolving market factors which are a part of launching a novel technology like the PoNS, we began moving away from the franchise model to an authorized clinic model to work with the physical therapy centers. In addition, we decided to build a more traditional medical device infrastructure and hired a VP and General Manager, based in Canada with a history of leadership roles in medical device companies to lead the commercialization activities across Canada. We have further expanded the team to include commercial strategy, operations and reimbursement expertise.

While the vast majority of our initial sales of the PoNS device were to self-pay patients, we have initiated a process for the collection and review of real-world evidence to support current and future payer efforts to seek reimbursement. During the third quarter, we received full reimbursement for the PoNS Treatment for two patients and focused activities to use these two successful reimbursement applications into a structured templated program for the authorized clinics to submit for further reimbursement applications. These efforts will be primarily deployed in the auto accident insurance and workers compensation markets. Lastly, we continue to focus on identifying, engaging and training new neuroplasticity clinics in Canada to become PoNS Treatment centers in order to expand patient access to care and are focusing on expanding the capacity and through-put of the clinics we have engaged. This initial commercialization experience will help us learn how to accelerate Canadian deployment as well as give us valuable information to potentially deploy in other markets around the world if we gain additional regulatory clearances.

Share Purchase Agreement and Co-Promotion Agreement

During the third quarter of 2019, we engaged with HTC through the joint steering committee in discussions regarding the future development of the commercialization of the PoNS device and PoNS Treatment in Canada. As we worked with Heuro to expand the commercial infrastructure, the complexity and feasibility of using a franchise model to build a market for PoNS including the physical therapy component became challenging. By acquiring Heuro, as noted below, we were able to streamline the decision-making process and increase our ability to react to evolving market factors as the market for the PoNS Treatment is being developed.

On October 30, 2019, we and HTC entered into a Share Purchase Agreement, or the SPA, whereby we, through our wholly owned subsidiary, acquired Heuro from HTC.  Under the terms of the SPA, total consideration of approximately $1.6 million was paid to HTC, which included (1) the repayment to HTC for their investment in the set-up of Heuro’s initial commercial infrastructure including, the establishment of five authorized PoNS clinics across Canada, (2) the current market value of 55 PoNS devices which we also provided to HTC under the SPA, (3) the CAD$750,000 receivable from the September 2018 strategic alliance agreement and (4) the sale of exclusivity rights granted to HTC in the Co-Promotion Agreement, as defined below, to provide PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia.

In connection with the Share Purchase Agreement, on October 30, 2019, we entered into a Clinical Research and Co-Promotion Agreement with HTC, or the Co-Promotion Agreement, whereby each company will promote the sales of the PoNS Treatment and the NeuroCatchTM device throughout Canada. This co-promotion arrangement terminates upon the earlier of the collection of data from 200 patients in Canada and December 31, 2020. Also, subject to certain terms and conditions, we granted to HTC the exclusive right to provide the PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from us and on terms no less favorable than the then-current standard terms and conditions. This exclusivity right has an initial term of ten (10) years, renewable by HTC for one additional ten (10) year term upon sixty (60) days’ written notice to us.

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended
	September 30,
	2019	2018	Change
Revenue:
Product sales, net	$150	$—	$150
Fee revenue	—	—	—
Total operating revenue	150	—	150
Cost of sales:
Cost of product sales	89	—	89
Gross profit	61	—	61
Operating expenses:
Research and development	1,506	2,309	(803)
Selling, general and administrative	4,291	2,581	1,710
Total operating expenses	5,797	4,890	907
Operating loss	(5,736)	(4,890)	(846)
Other income (expense):
Other income	11	4	7
Change in fair value of derivative financial instruments	196	368	(172)
Foreign exchange (loss) gain	(59)	1	(60)
Total other income (expense)	148	373	(225)
Net loss	$(5,588)	$(4,517)	$(1,071)

Revenue

Revenue for the three months ended September 30, 2019 was $0.2 million. This was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada. We generated no revenue for the three months ended September 30, 2018.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. It also includes certain support services provided by Heuro on our behalf. For the three months ended September 30, 2019, we incurred $0.1 million in our cost of sales. We had no cost of sales for the three months ended September 30, 2018.

Research and Development Expense

Research and development, or R&D, expenses were $1.5 million for the three months ended September 30, 2019 compared to $2.3 million for the three months ended September 30, 2018, a decrease of $0.8 million. The decrease was primarily driven by a $0.6 million reduction in product development costs due to the completion of the PoNS device development, the transfer to scale manufacturing and a $0.3 million decrease in consulting fees. These were partially offset by a $0.2 million increase in medical affairs expenses related to our clinical and scientific data and clinical education to key opinion leaders, professional societies and practitioners to help enhance our PoNS Treatment at home and in the clinic as well as feedback that can be incorporated in our PoNS device and training materials. Wages and salaries also increased by $0.1 million due to increased regulatory and quality management headcount to support our Canadian launch.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $4.3 million for the three months ended September 30, 2019 compared to $2.6 million for the three months ended September 30, 2018, an increase of approximately $1.7 million. The increase was primarily due to a $1.0 million increase in stock-based compensation expense as well as $0.6 million increase due to higher severance expense combined with a higher headcount to support our commercial launch in Canada.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $0.2 million for the three months ended September 30, 2019 compared to a gain of $0.4 million for the three months ended September 30, 2018.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Revenue:
Product sales, net	$1,295	$—	$1,295
Fee revenue	49	—	49
Total operating revenue	1,344	—	1,344
Cost of sales:
Cost of product sales	538	—	538
Gross profit	806	—	806
Operating expenses:
Research and development	6,462	7,781	(1,319)
Selling, general and administrative	12,715	13,632	(917)
Total operating expenses	19,177	21,413	(2,236)
Operating loss	(18,371)	(21,413)	3,042
Other income (expense):
Other income	35	63	(28)
Change in fair value of derivative financial instruments	14,033	(3,356)	17,389
Foreign exchange (loss) gain	(147)	1,198	(1,345)
Total other income (expense)	13,921	(2,095)	16,016
Net loss	$(4,450)	$(23,508)	$19,058

Revenue

Revenue for the nine months ended September 30, 2019 was $1.3 million. This was primarily generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada. In addition, we generated $49,000 in fee revenue from franchise agreements Heuro executed with neuroplasticity clinics engaging in providing the PoNS Treatment. We generated no revenue for the nine months ended September 30, 2018.

Cost of Sales

For the nine months ended September 30, 2019, we incurred $0.5 million in our cost of sales. This included the costs to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. It also includes certain support services provided by Heuro on our behalf. We had no cost of sales for the nine months ended September 30, 2018.

Research and Development Expense

R&D expenses were $6.5 million for the nine months ended September 30, 2019 compared to $7.8 million for the nine months ended September 30, 2018, a decrease of $1.3 million. The decrease was primarily attributable to a $2.9 million reduction in product development costs due to the completion of the PoNS device development and transfer to the scale manufacturer, which was partially offset by a $1.2 million increase in medical affairs expenses related to our medical science liaison’s efforts in the delivery of our clinical and scientific data and clinical education to key opinion leaders, professional societies and practitioners to help enhance our PoNS Treatment at home and in the clinic as well as feedback that can be incorporated in our PoNS device and training materials. Wages and salaries also increased by $0.6 million due to increased regulatory and quality management headcount to support our Canadian launch.

Selling, General and Administrative Expense

SG&A expenses were $12.7 million for the nine months ended September 30, 2019 compared to $13.6 million for the nine months ended September 30, 2018. The decrease was primarily due to lower stock-based compensation expense of $3.8 million, which was mainly the result of the change in our functional currency. During the second quarter of 2018, all of our outstanding stock options were revalued due to the liability classification of our stock options as a result of a change in our functional currency in April 2018 as the exercise price of our stock options were denominated in a currency other than our functional currency. Legal fees also decreased $0.6 million which was primarily attributable to our reduction of financing activities in 2019. This was partially offset by higher commercial operations expenses of $2.5 million as we invested in reimbursement, marketing and distribution capabilities in support of our US launch prior to receiving the denial for clearance from the FDA, as well as additional wages and salaries of $0.6 million to support our Canadian launch. Wages and salaries, including benefits and payroll taxes, also increased by $2.0 million due to an increase in severance expense combined with a higher headcount which was partially offset by a $1.0 million decrease in consulting expenses.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $14.0 million for the nine months ended September 30, 2019 compared to a loss of $3.4 million for the nine months ended September 30, 2018.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange (Loss) Gain

Foreign exchange loss was $0.1 million for the nine months ended September 30, 2019 compared to a gain of $1.2 million for the nine months ended September 30, 2018. This was primarily due to the timing and volume of transactions in Canadian dollars.

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash used in operating activities	$(16,460)	$(14,476)	$(1,984)
Net cash used in investing activities	(260)	(425)	165
Net cash provided by financing activities	163	21,692	(21,529)
Effect of exchange rate changes on cash	(7)	44	(51)
Net (decrease) increase in cash	$(16,564)	$6,835	$(23,399)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $16.5 million. This was comprised of a loss from operations of $18.4 million and $1.6 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items comprised of stock-based compensation of $3.3 million and unrealized foreign exchange losses of $0.2 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 was $0.3 million, which was primarily related to the purchase of computer software, furniture and fixtures for our office.

Net cash used in investing activities during the nine months ended September 30, 2018 was $0.4 million, which was primarily related to the purchase of furniture and fixtures for our office as well as laser marking equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $0.2 million, which consisted primarily of proceeds from the exercise of our April 2016 warrants.

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

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of stock options and warrants. From June 2014 through September 30, 2019, we raised approximately $94.2 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of stock options and warrants.

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Cash	$9,019	$25,583
Working capital	$7,764	$22,757

We currently have limited working capital and liquid assets. Our cash as of September 30, 2019 was approximately $9.0 million. While we have started generating revenue from the commercial sale of our PoNS device in Canada, we expect to incur significant losses until such time as our revenue exceeds our expenses and during this time, we will require additional funding to fund our ongoing activities. We believe that our existing capital resources will be sufficient to fund our operations into the first quarter of 2020. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

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

Off-Balance Sheet Arrangements

In September 2018, we entered into an exclusive strategic alliance agreement with HTC and Heuro. Under the terms of the agreement, the parties developed a clinic system to facilitate the commercialization of the PoNS Treatment in Canada. The arrangement also provided for HTC to pay us CAD$750,000 in three annual payments of CAD$250,000 beginning December 31, 2019, in consideration for the exclusivity right we granted to Heuro. We and HTC governed the arrangement through a joint steering committee, and each funded up to 50% of the Heuro’s operating budget as agreed to by the joint steering committee, but not to exceed 50% of the operating budget associated with this arrangement and shared in the net profits and losses of Heuro on a 50/50 basis. For the three and nine months ended September 30, 2019, we recorded $0.1 million and $0.5 million, respectively, in expenses for our share of the estimated costs incurred by Heuro which amounts were recorded as selling, general and administrative expenses in our consolidated statement of operations and comprehensive loss. We believe that the maximum exposure to loss as a result of our involvement with Heuro was CAD$0.1 million as of September 30, 2019, which represented our potential remaining obligation to fund Heuro’s operating budget of up to CAD$1.0 million. On October 30, 2019, the Company entered into a Share Purchase Agreement with HTC to purchase Heuro. The CAD$750,000 receivable from the strategic alliance agreement entered into in September 2018 will be included as part of the consideration for acquisition and will be embedded in the purchase price allocation. See “Business Update – Share Purchase Agreement and Co-Promotion Agreement” for details of the transaction.

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

Recently Issued Accounting Pronouncements

The information set forth in Note 2 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements under Part I, Item 1, “Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in our internal controls over financial reporting related to our verification process concerning wire transfer payments to vendors as discussed further below. Notwithstanding this material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In October 2019, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud, which involved impersonation of our vendor and fraudulent demands for wire transfers that targeted our finance department. We immediately responded to the criminal fraud. Despite our response, the fraud resulted in a transfer of approximately $0.1 million. To date, no funds have been recovered. The Company’s investigation into this matter continues as further discussed in Item 1A.

Remediation

During the fourth quarter of 2019, enhancements were made to our controls relating to electronic payments, including by wire transfer of funds. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments by or for us. We believe these enhancements increase the ability of our personnel to identify and block attempts by third parties to fraudulently initiate electronic payments from us. Our management believes that the foregoing actions will help improve our internal controls over financial reporting. We are actively working to implement effective internal control over financial reporting, which includes remediation of these material weaknesses. However, such compliance is not guaranteed, and we cannot provide any assurance that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weakness described above, there has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On or about July 9, 2019, a putative shareholder class action lawsuit, Caramahai v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-06365 (S.D.N.Y.), was filed against the Company and three of our individual officers in the Southern District of New York, or the Caramahai Action. The lawsuit alleges that the Company made materially false and misleading statements regarding the prospects for FDA approval of Helius’s application for de novo classification and marketing authorization of its PoNS device in the United States.  As a result of these alleged misstatements, the Caramahai Action asserts claims on behalf of shareholders who bought or sold Helius common stock between from November 9, 2017 to April 10, 2019 for alleged violations of the federal securities laws, specifically Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

On or about July 31, 2019, a putative shareholder class action lawsuit, Evans v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-07171 (S.D.N.Y.), was filed against the Company and three of our individual officers in the Southern District of New York, or the Evans Action. The Evans Action alleges similar claims as the Caramahai Action.

On September 9, 2019, three Helius shareholders each filed motions in the Caramahai and Evans cases seeking to consolidate the two proceedings into a single putative class action. The individual motions also sought to have the movant appointed as Lead Plaintiff and have the movant’s attorneys appointed as Lead Counsel.  On September 13 and 17, 2019, respectively, two of the movants filed notices withdrawing their motions on the ground that they did not appear to have “the largest financial interest in the relief sought by the class.” The motion filed by the third movant remains pending before the Court and unopposed.

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

In October 2019, we were the victim of a business email compromise, fraud which resulted in our incurring a loss of approximately $0.1 million. We are working with law enforcement authorities and the banks involved in the wire transfer to pursue recovery of the $0.1 million, but at this time we do not know whether we will be able to recover any of the funds, and we have been advised that it may take several months before we are better able to evaluate our recovery prospects. Enhancements have been made to our controls relating to electronic payments by or for us that we believe will reduce our risk of becoming a victim of future frauds related to our payments, including by wire transfers. However, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, the control enhancements that have been made, and any additional enhancements that may be made in the future, to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

Risks Related to Our Financial Position and Need for Capital

We will require additional financing to carry out our plan of operations and if we are unable to obtain such financing, our business may fail.

We currently have limited working capital and liquid assets. We had cash of $9.0 million at September 30, 2019. To date we have not generated significant revenue from the commercial sale of products or services. There are a number of conditions that we must satisfy before we will be able to generate significant revenue, including but not limited to FDA marketing authorization of the PoNS device for mmTBI, manufacturing of a commercially-viable version of the PoNS device, obtaining favorable reimbursement from third party payers, and demonstration of effectiveness sufficient to generate commercial orders by customers for our product. We do not currently have sufficient resources to accomplish all of these conditions necessary for us to generate significant revenue, and we believe our existing capital resources will be insufficient to fund our operations beyond the first quarter of 2020. We will therefore require substantial additional funds in order to continue to conduct the research and development and regulatory authorization activities necessary to bring our product to market, to establish effective marketing and sales capabilities and to develop other product candidates. We may never succeed in achieving regulatory authorization for our current product candidate in the United States, Europe or Australia. We may be unable to raise the additional funding to finance our business on commercially reasonable terms, or at all. If we are unable to obtain additional financing as needed, we may be forced to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company, which would have a material adverse effect on the value of our common stock.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2018 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we believe our existing capital resources will be insufficient to fund our operations beyond the first quarter of 2020. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

In April 2019, the FDA declined our request for de novo classification of the PoNS device for use to improve balance in patients with mmTBI. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. We intend to generate additional data to address the FDA’s concerns and resubmit our request for de novo classification. However, the FDA has substantial discretion in the de novo review process and may refuse to accept our application or may decide that our new data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

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

Risks Related to Government Regulation

Before we can market and sell our products outside of Canada, we will be required to obtain marketing authorization from the FDA and foreign regulatory authorities. These authorizations will take significant time and require significant research, development, and clinical study expenditures, and ultimately may not succeed.

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

In August 2018, we submitted a request to the FDA for de novo classification of the PoNS device because there is currently no predicate cleared or approved by the FDA for commercial distribution and no existing classification decision by the FDA for such a device. In April 2019, the FDA denied our request for de novo classification. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. We intend to generate additional data to address the FDA’s concerns and resubmit our request for de novo classification. Because the FDA has required us to go through a lengthier, more rigorous examination for the PoNS device for mmTBI, introducing the product will be delayed until we can generate sufficient additional data, which will cause our launch in the United States to be delayed or, in the event that the FDA does not find our additional data sufficient to support de novo classification, we may be required to abandon our pursuit of approval to commercialize the PoNS device in the United States altogether. In addition, the FDA may determine that the PoNS device requires more extensive clinical investigation than currently planned or that it must undergo the more costly, lengthy and uncertain pre-market approval process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorization for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and more burdensome and can take several years from the time the application is submitted to the FDA until an approval is obtained, if ever. The FDA may also determine that input from outside experts is needed, which may require a public advisory panel meeting.  This may also increase the time and cost to obtain approval or result in disapproval.

Once we have a marketing authorization, any modification to a device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new submission, such as a 510(k) or, possibly, another de novo classification petition or a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review such determinations. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA disagrees with any of our regulatory determinations and requires us to submit new 510(k) notices, de novo submissions, or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified products until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

The FDA has broad enforcement powers, and any regulatory enforcement actions or inquiries, or other increased scrutiny on us, could dissuade some healthcare professionals from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

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

Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications or repair, replacement, refund, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance, de novo clearance, PMA approval, NDA, or BLA of new products or modified products;
•	withdrawing clearances or approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)
10.1#	Separation Agreement between Helius Medical, Inc and Jennifer Laux, dated September 15, 2019
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: November 12, 2019	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: November 12, 2019	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer)