Form 10-Q
period 2020-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2020-08-12
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 45,114,506 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$5,264	$5,459
Accounts receivable, net	56	210
Other receivables	138	364
Inventory, net	570	598
Prepaid expenses	715	610
Total current assets	6,743	7,241
Property and equipment, net	478	712
Other assets
Goodwill	710	1,242
Intangible assets, net	638	582
Operating lease right-of-use asset, net	117	552
Other assets	18	18
Total other assets	1,483	2,394
TOTAL ASSETS	$8,704	$10,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$456	$1,676
Accrued liabilities	1,084	1,519
Operating lease liability	154	172
Derivative financial instruments	1	5
Deferred revenue	332	430
Total current liabilities	2,027	3,802
Non-current liabilities
Operating lease liability	62	465
Deferred revenue	219	245
TOTAL LIABILITIES	2,308	4,512
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 45,114,506 and 30,718,554 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	45	31
Additional paid-in capital	119,763	111,479
Accumulated other comprehensive loss	(521)	(902)
Accumulated deficit	(112,891)	(104,773)
TOTAL STOCKHOLDERS’ EQUITY	6,396	5,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,704	$10,347

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Amounts in thousands except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product sales, net	$126	$469	$317	$1,146
Fee revenue	—	49	9	49
License revenue	7	—	13	—
Total operating revenue	133	518	339	1,195
Cost of sales:
Cost of product sales	64	212	165	448
Gross profit	69	306	174	747
Operating expenses:
Research and development	1,308	2,275	2,428	4,956
Selling, general and administrative	2,394	3,845	5,255	8,426
Amortization expense	89	—	215	—
Total operating expenses	3,791	6,120	7,898	13,382
Operating loss	(3,722)	(5,814)	(7,724)	(12,635)
Other income (expense):
Other income	56	13	63	24
Change in fair value of derivative financial instruments	(1)	5,548	3	13,837
Foreign exchange gain (loss)	306	67	(460)	(88)
Total other income (expense)	361	5,628	(394)	13,773
Net (loss) income	(3,361)	(186)	(8,118)	1,138
Other comprehensive (loss) income:
Foreign currency translation adjustments	(255)	(124)	381	(236)
Comprehensive (loss) income	$(3,616)	$(310)	$(7,737)	$902
Net (loss) income per share
Basic	$(0.08)	$(0.01)	$(0.22)	$0.04
Diluted	$(0.08)	$(0.01)	$(0.22)	$0.04
Weighted average shares outstanding
Basic	40,623,343	25,870,600	36,179,362	25,851,501
Diluted	40,623,343	25,870,600	36,179,362	25,953,654

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended June 30, 2020 and 2019

(Except share and per share data, amounts in thousands)

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of March 31, 2019	25,844,180	$26	$106,363	$(703)	$(93,668)	$12,018
Proceeds from exercise of stock options and warrants	58,400	—	123	—	—	123
Settlement of restricted stock units	964	—	—	—	—	—
Reclassification of derivative financial instruments from exercise of stock options and warrants	—	—	10	—	—	10
Stock-based compensation	—	—	941	—	—	941
Foreign currency translation adjustments	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(186)	(186)
Balance as of June 30, 2019	25,903,544	$26	$107,437	$(827)	$(93,854)	$12,782

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of March 31, 2020	38,041,666	$38	$114,967	$(266)	$(109,530)	$5,209
Proceeds from the issuance of common stock from At-the-Market program	7,072,840	7	4,233	—	—	4,240
Share issuance costs	—	—	(166)	—	—	(166)
Stock-based compensation	—	—	729	—	—	729
Foreign currency translation adjustments	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(3,361)	(3,361)
Balance as of June 30, 2020	45,114,506	$45	$119,763	$(521)	$(112,891)	$6,396

(The accompanying notes are an integral part of the condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2020 and 2019

(Except share and per share data, amounts in thousands)

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2018	25,827,860	$26	$105,411	$(591)	$(94,992)	$9,854
Proceeds from the exercise of stock options and warrants	74,720	—	215	—	—	215
Settlement of restricted stock units	964	—	—	—	—	—
Reclassification of derivative financial instruments from exercise of warrants	—	—	35	—	—	35
Stock-based compensation	—	—	1,776	—	—	1,776
Foreign currency translation adjustments	—	—	—	(236)	—	(236)
Net income	—	—	—	—	1,138	1,138
Balance as of June 30, 2019	25,903,544	$26	$107,437	$(827)	$(93,854)	$12,782

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2019	30,718,554	$31	$111,479	$(902)	$(104,773)	$5,835
Proceeds from the issuance of common stock from At-the-Market program	8,138,808	8	5,035	—	—	5,043
Proceeds from issuance of common stock from the March 2020 Offering	6,257,144	6	1,342	—	—	1,348
Warrant issuance from the March 2020 Offering	—	—	842	—	—	842
Share issuance costs	—	—	(506)	—	—	(506)
Stock-based compensation	—	—	1,571	—	—	1,571
Foreign currency translation adjustments	—	—	—	381	—	381
Net loss	—	—	—	—	(8,118)	(8,118)
Balance as of June 30, 2020	45,114,506	$45	$119,763	$(521)	$(112,891)	$6,396

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(8,118)	$1,138
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative financial instruments	(3)	(13,837)
Stock-based compensation expense	1,571	1,776
Unrealized foreign exchange loss	433	153
Depreciation expense	67	47
Amortization expense	215	—
Provision for doubtful accounts	153	—
Intangible asset impairment	181	—
Loss from disposal of property and equipment	110	—
Gain on lease modification	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	1	(546)
Other receivables	226	(207)
Inventory	28	(510)
Prepaid expenses	(105)	145
Other current assets	—	264
Operating lease liability	70	(7)
Accounts payable	(1,288)	655
Accrued liabilities	(381)	(285)
Deferred revenue	(83)	—
Net cash used in operating activities	(6,979)	(11,214)
Cash flows from investing activities:
Purchase of property and equipment	(3)	(204)
Proceeds from sale of property and equipment	61	—
Internally developed software	(7)	—
Net cash provided by (used in) investing activities	51	(204)
Cash flows from financing activities:
Proceeds from the issuances of common stock and warrants	7,233	—
Share issuance costs	(506)	(52)
Proceeds from the exercise of stock options and warrants	—	215
Proceeds from Paycheck Protection Program Loan	323	—
Repayment of Paycheck Protection Program Loan	(323)	—
Net cash provided by financing activities	6,727	163
Effect of foreign exchange rate changes on cash	6	(17)
Net decrease in cash	(195)	(11,272)
Cash at beginning of period	5,459	25,583
Cash at end of period	$5,264	$14,311

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

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNSTM”), is an authorized class II, non-implantable medical device authorized for sale in Canada. PoNS is intended as a short term treatment (14 weeks) of gait deficit to mild and moderate symptoms from Multiple Sclerosis (“MS”) and is to be used in conjunction with physical therapy and is indicated as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with physical therapy (“PoNS TreatmentTM”). It is an investigational medical device in the United States, the European Union (“EU”), and Australia (“AUS”), and it is currently under review for clearance by the FDA and the AUS Therapeutic Goods Administration.  PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia.

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

Going Concern Uncertainty

As of June 30, 2020, the Company had cash of $5.3 million. For the six months ended June 30, 2020, the Company had an operating loss of $7.7 million, and as of June 30, 2020, its accumulated deficit was $112.9 million. For the six months ended June 30, 2020, the Company had $0.3 million of revenue from the commercial sale of products or services. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

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

Risks and Uncertainties

COVID-19

The Company’s business, results of operations and financial condition may be adversely impacted by economic conditions, including the global health concerns relating to the coronavirus (“COVID-19”) pandemic.  The outbreak and spread of COVID-19 has significantly increased economic uncertainty.  Authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns.  The COVID-19 pandemic has led to the closure of PoNS Authorized clinic locations across Canada. While the clinics have begun to re-open, the willingness of the patients to return to these clinics is uncertain at this time, and could result in a decrease of our commercial activities, and may have a negative impact on our customer engagement efforts. Moreover, the Company’s ability to conduct its ongoing clinical research may be impaired if trial participants or staff are adversely affected or fear being adversely affected by COVID-19, leading to further delays in the development and approval of the Company’s product candidate. In addition, disruptions in business operations in the United States, Canada and China due to COVID-19 may delay the timing for the submission and approval of the Company’s marketing applications with regulatory agencies or limit the Company’s suppliers’ ability to ship materials that the Company relies upon due to delays or suspension of manufacturing operations. COVID-19 could also disrupt governmental operations or impair the Company’s ability to access the public markets to obtain the necessary capital and continue the Company’s operations. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.  The Company does not know yet the full extent of the impact of COVID-19 on its business, operations or the global economy as a whole.

NASDAQ Delisting

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

On April 17, 2020, the Company received a second letter (the “Second Notice”) for the Listing Qualifications staff of Nasdaq stating that due to unprecedented turmoil in U.S. and world financial markets resulting from the COVID-19 pandemic, investor confidence has been diminished  resulting in depressed prices for companies that otherwise remain suitable for continued listing. Given these extraordinary market conditions, Nasdaq tolled the compliance periods for bid price and market value of publicly held shares (“MVPHS”) requirements (collectively, the “Price-based Requirements”) through June 30, 2020. As a result, companies in compliance periods for any Price-based Requirements remained at that same stage of the process and were not subject to delisting for these concerns.  Starting July 1, 2020, the balance of any pending compliance period in effect at the start of the tolling period to regain compliance came back into effect.

Accordingly, since the Company had 158 calendar days remaining in its Bid compliance period as of April 16, 2020, it has, reinstatement of the Price-based Requirements, until December 3, 2020 to regain compliance. The Company can regain compliance by evidencing compliance with the Price-based Requirements for a minimum of 10 consecutive trading days.

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

Receivables

Accounts receivables are stated at their net realizable value. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, its customers’ financial strength, and payment history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the required allowance required judgment by Company management. As of June 30, 2020, the Company’s accounts receivable of $0.1 million, is net of an allowance for doubtful accounts of $0.3 million and is the result of revenue from product sales. As of December 31, 2019, the Company’s accounts receivable of $0.2 million, is net of an allowance for doubtful accounts of $0.2 million and is the result of revenue from product sales.

Other receivables as of June 30, 2020 and December 31, 2019 included refunds from research and development (“R&D”) tax credits of $44 thousand and $0.2 million, respectively, and Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) refunds of $94 thousand and $0.1 million, respectively, related to the Company’s Canadian expenditures.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. The Company calculates provisions for excess inventory based on inventory on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves. Inventory markdowns to net realizable value of $0 thousand and $2 thousand were recorded during the three and six months ended June 30, 2020, respectively. No inventory markdowns to net realizable value were recorded during the three and six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, inventory consisted of the following (amounts in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Raw materials	$154	$144
Work-in-process	454	375
Finished goods	14	129
Inventory	$622	$648
Inventory reserve	(52)	(50)
Total inventory, net of reserve	$570	$598

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

As of June 30, 2020 and December 31, 2019, property and equipment consisted of the following (amounts in thousands):

	As of	As of
	June 30, 2020	December 31, 2019
Leasehold improvement	$64	$182
Furniture and fixtures	93	247
Equipment	290	286
Computer software and hardware	181	182
Property and equipment	628	897
Less accumulated depreciation	(150)	(185)
Property and equipment, net	$478	$712

Depreciation expense was $29 thousand and $25 thousand for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $67 thousand and $47 thousand for the six months ended June 30, 2020 and 2019, respectively.

During the second quarter of 2020, the Company sold furniture and fixtures with a net book value of $118 thousand for $61 thousand. Additionally, the Company abandoned leasehold improvements with a net book value of $53 thousand. The loss on the disposal of the furniture and fixtures and leasehold improvements of $110 thousand was recorded as selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The acquisition related costs were $0.1 million and were accounted for as selling, general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2019.

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

The fair values assigned to identifiable intangible assets assumed were based on management’s current estimates and assumptions and is considered preliminary.  The Company believes that the most recent information available provides a reasonable basis for assigning fair value, but anticipates receiving additional information, and as such, the provisional measurements of fair value are subject to change. The Company recorded measurement adjustments of $0.4 million during the six months ended June 30, 2020, all of which was recorded during the first quarter of 2020. The recorded adjustments related to the recognition of reacquired exclusivity rights. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analysis, but no later than one year from the acquisition date.

Acquired intangibles consisted of customer relationships, proprietary technology and reacquired rights. The remaining useful life at acquisition was 1.25 years, 5 years and 3.87 years, respectively, and the acquired intangibles are amortized using the straight-line method.

Factors considered by the Company in determination of goodwill include synergies, strategic fit and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. The recognized goodwill of $0.7 million is not expected to be deductible for tax purposes.

The fair value of 55 PoNS devices which we agreed to transfer to HTC pursuant to a Share Purchase Agreement, or the SPA, as described below, in the amount of CAD$0.5 million will be recognized as revenue within the consolidated statements of operations and comprehensive loss once control has been transferred in accordance with ASC 606. As of December 31, 2019, the control had not been transferred resulting in the fair value being recorded as deferred revenue on the condensed consolidated balance sheet. As of June 30, 2020, the control of 11 devices had been transferred resulting in recognition of revenue for these devices. The fair value of the remaining 44 devices is still recorded as deferred revenue on the condensed consolidated balance sheet.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of the Company’s goodwill as of June 30, 2020 is the result of the Heuro acquisition discussed above. Goodwill is not amortized, but rather will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company will test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

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

The COVID-19 pandemic was a triggering event for testing whether goodwill is impaired. As of both March 31, 2020 and June 30, 2020, the Company performed a quantitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, the Company concluded that goodwill was not impaired as of either of the aforementioned periods. The Company will continue to monitor the impacts of the COVID-19 pandemic in future periods.

The following is a summary of the activity for the period ended June 30, 2020 for goodwill:

Goodwill	2020
Carrying amount at beginning of period	$1,242
Business acquisition fair value allocation adjustment	(454)
Foreign currency translation	(78)
Carrying amount at end of period	$710

Definite-lived intangibles consist principally of acquired customer relationships, proprietary software and reacquired rights as well as internally developed software. All are amortized straight-line over their estimated useful lives. Amortization expense related to intangible assets was $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively. No amortization expense related to intangible assets was recorded during the three and six months ended June 30, 2019. During the six months ended June 30, 2020, the Company incurred an intangible asset impairment loss of $0.2 million related to the customer relationships, all of which was incurred during the first quarter of 2020, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive (loss) income.

Intangible assets as of June 30, 2020 and December 31, 2019 consist of the following:

		As of June 30, 2020		As of December 31, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	1.25 years	$222	$(160)	$423	$(55)
Acquired proprietary software	5 years	140	(19)	148	(5)
Reacquired rights	3.87 years	470	(81)	—	—
Internally developed software	3 years	82	(16)	75	(4)
Total intangible assets		$914	$(276)	$646	$(64)

Amortization expense is anticipated to be as follows in future years:

For the Year Ending December 31,
2020 (remaining 6 months)	$142
2021	186
2022	173
2023	114
2024	23
$638

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

The Company does not record an operating lease ROU asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. The Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania upon the adoption date. As of June 30, 2020, the Company has not entered into any additional lease arrangements, but did modify the existing lease arrangement. Operating lease ROU assets and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are to be accounted for separately (see Note 6).

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

The functional currency of HMC and HCA, the Company’s Canadian subsidiaries, is the CAD$ and the functional currency of HMI and HNR is the USD$. Transactions in foreign currencies are recorded into the functional currency of the relevant subsidiary at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Revenues, expenses and cash flows are translated at the weighted-average rates of exchanges for the reporting period. The resulting currency translation adjustments are not included in the Company’s condensed consolidated statements of operations and comprehensive loss for the reporting period, but rather are accumulated and gains and losses are recorded in foreign exchange (loss) gain, as a component of comprehensive (loss) income, within the condensed consolidated statements of operations and comprehensive (loss) income.

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

Product Sales, net

During the first half of 2019, product sales were derived from the sale of the PoNS device and certain support services including services from the use of the NeuroCatchTM device, which is owned by HTC and assesses electroencephalogram brain waves related to cognition of patients participating in the PoNS Treatment at neuroplasticity clinics in Canada. The Company acted in an agency capacity for services performed using the NeuroCatch device and remitted CAD$600 for each patient assessed with the NeuroCatch device. According to the supply agreement with each of these clinics, the Company’s performance obligation was met when it delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer is accounted for as a fulfillment cost and are included in cost of sales. Further, according to the Company’s arrangement with HTC and Heuro, the Company shared 50/50 with Heuro in fees from support services excluding the CAD$600 payment for an assessment using the NeuroCatch device. For the three and six months ended June 30, 2019, the Company recorded $0.5 million and $1.2 million, respectively, in product sales net of $2 thousand and $11 thousand, respectively, for HTC’s portion related to services performed using the NeuroCatch device. As described above, the Company modified its arrangement with HTC on October 30, 2019 and product sales were derived from the sale of the PoNS device alone as the NeuroCatch is sold directly to the neuroplasticity clinics in Canada by HTC. For the three and six months ended June 30, 2020, the Company recorded $0.1 million and $0.3 million, respectively, in product sales. As of June 30, 2020, the control of 11 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.1 million in product sales.  The fair value of the remaining 44 devices is recorded as deferred revenue of $0.3 million on the condensed consolidated balance sheet. The only returns during the three and six months ended June 30, 2020 were the result of warranty returns for defective products. These returns were insignificant and any future replacements are expected to be immaterial.

Fee Revenue

During the three and six months ended June 30, 2020, the Company recognized $0 and $9 thousand, respectively, of fee revenue related to engaging new neuroplasticity clinics to provide the PoNS Treatment.  During the three and six months ended June 30, 2019, the Company recognized $49 thousand of fee revenue associated with the Company’s agreement with HTC and Heuro that entitled the Company to 50% of the franchise fees collected by Heuro from each executed franchise agreement. As of June 30, 2020 and December 31, 2019, the Company had no contract assets or liabilities on its condensed consolidated balance sheets related to the supply agreements with each clinic.

License Revenue

The Company did not record any license revenue during the six months ended June 30, 2019. As described above, the Company modified its arrangement with HTC on October 30, 2019. License revenue will be recognized ratably over the ten-year term as the performance obligation is met in connection with a Co-Promotion Agreement. During the three and six months ended June 30, 2020, the Company recognized revenues of $7 thousand and $13 thousand, respectively, in license fees associated with the Co-Promotion Agreement. Revenue not yet recognized of $0.2 million is recorded as deferred revenue on the condensed consolidated balance sheet.

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

The Company has adopted the provisions of ASC 740 Income Taxes regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the condensed consolidated statements of operations and comprehensive loss. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its condensed consolidated statements of operations and comprehensive (loss) income.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the condensed consolidated statements of operations and comprehensive (loss) income. As of June 30, 2020 and December 31, 2019, the Company’s derivative financial instruments were comprised of warrants issued in connection with both public and/or private securities offerings. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

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

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of June 30, 2020 and December 31, 2019 and the roll forward of the Company’s derivative financial instruments. The Company’s derivative financial instruments are comprised of warrants which are classified as liabilities.

The following table summarizes the Company’s recurring fair value measurements for derivative financial instruments and stock-based compensation liability within the fair value hierarchy as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Liabilities:
Derivative financial instruments	$1	—	—	$1
December 31, 2019
Liabilities:
Derivative financial instruments	$5	—	—	$5

There were no transfers between any levels for any of the periods presented.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Due to the COVID-19 pandemic and the related risks and uncertainties, the Company’s customer relationship intangible asset incurred an impairment loss during the six months ended June 30, 2020 of $0.2 million and has a remaining net book value of $0.1 million as of June 30, 2020.  The fair value of this intangible asset was determined based on Level 3 measurements within the fair value hierarchy.  Inputs to these fair value measurements included estimates of the amount and timing of the asset’s net future discounted cash flows based on historical data, current trends and market conditions.

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

The basic and diluted (loss) income per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic
Numerator:
Net (loss) income	$(3,361)	$(186)	$(8,118)	$1,138
Denominator:
Weighted average common shares outstanding	40,623,343	25,870,600	36,179,362	25,851,501
Basic net (loss) income per share	$(0.08)	$(0.01)	$(0.22)	$0.04

Diluted
Numerator:
Net (loss) income, basic	$(3,361)	$(186)	$(8,118)	$1,138
Effect of dilutive securities	—	—	—	—
Net (loss) income, diluted	$(3,361)	$(186)	$(8,118)	$1,138
Denominator:
Weighted average common shares outstanding - basic	40,623,343	25,870,600	36,179,362	25,851,501
Potential common share issuances:
Incremental dilutive shares from equity instruments (treasury stock method)	—	—	—	102,153
Weighted average common shares outstanding	40,623,343	25,870,600	36,179,362	25,953,654
Diluted net (loss) income per share	$(0.08)	$(0.01)	$(0.22)	$0.04

The following outstanding securities have been excluded from the computation of diluted weighted shares outstanding for the periods noted below, as they would have been anti-dilutive due to the Company’s (losses) earnings for the three and six months ended June 30, 2020 and 2019 and because the exercise price of certain of these outstanding securities was greater than the average closing price of the Company’s common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options outstanding	4,087,882	3,281,499	4,087,882	2,909,499
RSUs	207,237	—	207,237	—
Warrants outstanding	9,296,954	3,043,605	9,296,954	3,043,605
Total	13,592,073	6,325,104	13,592,073	5,953,104

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

No dividends have been declared since inception of the Company through June 30, 2020. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

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

Each warrant issued in connection with the April 2018 Offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$12.25 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 Offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because, as a result of the change in the Company’s functional currency (see Note 2), the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option pricing model, with the remainder of the proceeds allocated to the common shares. As of June 30, 2020, 70,900 warrants had been exercised, all during 2018, for gross proceeds of CAD$0.9 million.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option and June 30, 2020.

	June 30, 2020	April 24, 2018	April 13, 2018
Stock price	CAD$ 0.58	CAD$ 10.76	CAD$ 9.85
Exercise price	CAD$ 12.25	CAD$ 12.25	CAD$ 12.25
Warrant term	0.78 years	3.00 years	3.00 years
Expected volatility	106.68%	64.49%	64.20%
Risk-free interest rate	0.26%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

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

On January 27, 2020, the Company filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 6, 2020 (the “2020 Shelf”). The 2020 Shelf provides for the public offer and sale of certain securities of the Company from time to time, at its discretion, up to an aggregate offering amount of $100 million. In conjunction with the 2020 Shelf, on January 27, 2020, the Company entered into an At The Market Offering Agreement (the “2020 ATM”) with Wainwright under which the Company may offer and sell, from time to time at its sole discretion, to or through Wainwright, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $11.34 million. For the six months ended June 30, 2020, under the 2020 ATM, the Company sold and issued 8,138,808 shares of its common stock with an aggregated market value of $5.0 million at an average price of $0.62 per share and paid Wainwright a sales commission of approximately $181 thousand related to those shares.

On March 18, 2020, the Company filed a Prospectus Supplement which amended and supplemented the information in the 2020 Shelf to decrease the amount of common stock offered pursuant to the 2020 ATM to $9.15 million, including the shares previously sold under the 2020 ATM.

On March 20, 2020, the Company, in a registered direct offering, issued an aggregate of 6,257,144 shares of its common stock at a price of $0.35 per share. Additionally, the Company issued unregistered warrants in a concurrent private placement to purchase up to 6,257,144 shares of its common stock at a price of $0.46 per share. Gross proceeds from the offering (the “March 2020 Offering”) were approximately $2.2 million. Wainwright acted as book-running manager for the March 2020 Offering. The underwriting discounts and commissions and offering expenses of $0.3 million were recorded to share issuance costs.

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

The following table summarizes warrants accounted for as liabilities and recorded as derivative financial instruments on the Company’s condensed consolidated balance sheets for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Fair value of warrants at beginning of period	$5	$13,769
Exercise of warrants	—	(25)
Foreign exchange losses	—	288
Change in fair value of warrants during the period	(4)	(8,289)
Fair value of warrants at end of period	$1	$5,743

These warrants which are classified as derivative financial instruments in the Company’s condensed consolidated balance sheets are required to be re-measured at each reporting period, with the change in fair value recorded as a gain or loss in the change in fair value of derivative financial instruments, included in other income (expense) in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of all warrants classified as derivative financial instruments outstanding as of June 30, 2020 and December 31, 2019 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2020	December 31, 2019
Stock price	CAD$ 0.58	CAD$ 1.23
Exercise price	CAD$ 12.25	CAD$ 12.25
Warrant term	0.78 years	1.28 years
Expected volatility	106.68%	72.43%
Risk-free interest rate	0.26%	1.72%
Dividend rate	0.00%	0.00%

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2020:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	USD$
Outstanding as of December 31, 2019	2,392,285	651,320	$12.25	$12.24
Granted	—	6,257,144	—	0.46
Cancelled/Expired	—	(3,795)	—	10.75
Exercised	—	—	—	—
Outstanding as of June 30, 2020	2,392,285	6,904,669	$12.25	$1.57

The Company’s warrants outstanding and exercisable as of June 30, 2020 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
1,509	USD$10.75	July 17, 2020
270,915	USD$12.25	December 22, 2020
171,020	USD$12.25	December 28, 2020
204,081	USD$12.25	December 29, 2020
2,392,285	CAD$12.25	April 10, 2021
6,257,144	USD$0.46	March 20, 2025
9,296,954

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

As of June 30, 2020, there was an aggregate of 3,268,641 shares of common stock remaining available for grant under the Company’s 2018 Plan.

For the six months ended June 30, 2020, the Company issued 754,090 stock options to employees and directors. The Company issued no stock options to consultants during the six months ended June 30, 2020.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2020:

		Weighted	Aggregate
	Number of	Average	Intrinsic Value
	Stock Options	Exercise Price	(in thousands)
Outstanding as of December 31, 2019	3,467,292	$6.76	$—
Granted	754,090	0.46
Forfeited/Cancelled	(133,500)	(2.06)
Exercised	—	—
Outstanding as of June 30, 2020	4,087,882	$5.75	$—
Exercisable as of June 30, 2020	2,214,220	$3.90	$—

As of June 30, 2020, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors, was $4.6 million which will be recognized over a weighted-average remaining vesting period of approximately 3.0 years. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

The weighted average grant date fair value of employee and director stock options granted for the six months ended June 30, 2020 was $0.27 per option and the grant date fair values of these stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Six Months Ended June 30, 2020
Stock price	$0.46
Exercise price	$0.46
Expected term	5.23 years
Expected volatility	77.41%
Risk-free interest rate	0.61%
Dividend rate	0.00%

As of June 30, 2020, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees was $58 thousand which will be recognized over a weighted-average remaining vesting period of approximately 1.1 years. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

Restricted Stock Awards

During the fourth quarter of 2019, certain members of the Company’s executive management team elected to receive restricted stock awards in lieu of cash compensation under the 2018 Plan that vest upon issuance. The fair value of the restricted stock awards was based on the closing price of the Company’s common stock on the day of the grant.

The following is a summary of the Company’s restricted stock award activity for the six months ended June 30, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding as of December 31, 2019	27,697	$0.61
Granted	179,540	$0.51
Outstanding as of June 30, 2020	207,237	$0.52

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive (loss) income as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$243	$215	$482	$410
Cost of sales	(2)	2	(1)	5
Selling, general and administrative	488	724	1,090	1,361
Total	$729	$941	$1,571	$1,776

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	As of
	June 30, 2020	December 31, 2019
Employees benefits	$504	$722
Professional services	77	67
Legal fees	112	81
Royalty fees	22	13
Franchise fees	36	28
Severance	243	606
Other	90	2
Total	$1,084	$1,519

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 3,207,005 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the three and six months ended June 30, 2020, the Company recorded approximately $5 thousand and $10 thousand, respectively, in royalty expenses in its condensed consolidated statement of operations and comprehensive (loss) income. For the three and six months ended June 30, 2019, the Company recorded approximately $19 thousand and $46 thousand, respectively, in royalty expenses in its condensed consolidated statement of operations and comprehensive (loss) income.

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

(c)

In March 2017, the Company entered into a lease for office space in Newtown, Pennsylvania. The initial term of the lease was from July 1, 2017 through December 31, 2022, with an option to extend until 2027. In July 2017, the Company amended the contract to commence the lease on July 17, 2017 through January 16, 2023, with an option to extend until January 2028. Lease extension options were not included in the lease term as it was not reasonably certain that the Company would elect to utilize the option to extend. Monthly rent plus utilities were approximately $20 thousand per month beginning in January 2018 with a 3% annual increase.        In May 2020, the Company terminated its lease and entered into a new lease (the “Lease Amendment”) for a smaller footprint of the current office space in Newtown, Pennsylvania. Lease payments under the original contract will be made through December 2020. The Lease Amendment was determined to be a partial termination that qualified as a change of accounting of the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification. The carrying value of the ROU asset decreased on a basis proportionate to the partial termination by approximately $0.4 million and the related lease liability decreased by approximately $0.4 million. The Company recorded a gain of approximately $0.1 million resulting from the difference between the reduction in the lease liability and the proportionate reduction of the ROU asset. This amount is recorded as a component of other income in the condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2020. The initial lease term of the Lease Amendment is from July 1, 2020 through June 30, 2021, with options to extend for successive six month periods. Two lease extension options were included in the lease term as it was reasonably certain that the Company would elect to utilize the option to extend for this period of time. Monthly rent plus utilities will be approximately $5 thousand per month beginning in January 2021 with a 3% annual increase.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease as of June 30, 2020 (amounts in thousands).

For the Six Months Ended June 30, 2020
Operating lease cost	$5
Operating lease - operating cash flows	$126
Weighted average remaining lease term	2.00 years
Weighted average discount rate	7.2%

Future minimum lease payments under non-cancellable lease as of June 30, 2020 were as follows:
For the Period Ending December 31,
2020 (remaining six months)	$127
2021	63
2022	32
2023	—
Total future minimum lease payments	222
Less imputed interest	(6)
Total liability	$216
Reported as of June 30, 2020
Current operating lease liability	154
Non-current operating lease liability	62
Total	$216
(d)

On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. On June 1, 2020, the Company extended the existing manufacturing agreement with Key Tronic for a second three (3) year term from December 29, 2020 until December 31, 2023. As of June 30, 2020, the Company did not have any outstanding commitments to Key Tronic to complete the Company’s forecasts for the procurement of materials necessary for the delivery of PoNS devices.

(e)

The Company was granted a $323 thousand loan on April 13, 2020 under the Paycheck Protection Program (the “PPP Loan”) established under the CARES Act. The Company planned to use the proceeds from the PPP Loan for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. However, based upon subsequent guidance issued by the Federal Government, including a presumption that publicly traded companies may not be eligible for a PPP loan, the Company returned the PPP Loan proceeds in May 2020 and paid interest for the period of time the loan was outstanding.

Legal Contingencies

Caramahai v. Helius Medical Technologies, Inc. et al.

On or about July 9, 2019, a putative shareholder class action lawsuit, Caramahai v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-06365 (S.D.N.Y.), was filed against the Company and three of its individual officers in the Southern District of New York (“the Caramahai Action”). The lawsuit alleges that the Company made materially false and misleading statements regarding the prospects for FDA approval of Helius’ application for de novo classification and clearance of its PoNS device in the United States.  As a result of these alleged misstatements, the Caramahai Action asserts claims on behalf of shareholders who bought or sold Helius common stock between from November 9, 2017 to April 10, 2019 for alleged violations of the federal securities laws, specifically Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

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

During the second quarter of 2020, the plaintiffs voluntarily dismissed the lawsuit without prejudice, ending the case. The U.S. District Judge signed the final order dismissing the litigation on July 1, 2020.

7.    RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020, the Company did not make any payments for consulting fees to a director of the Company. During the six months ended June 30, 2020, the Company paid approximately $5 thousand in consulting fees to a director of the Company. During the three and six months ended June 30, 2019, the Company paid approximately $13 thousand and $23 thousand, respectively, in consulting fees to a director of the Company. As of June 30, 2020, the Company did not have an accrued liability for consulting fees to a director of the Company.

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

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNSTM”), is an authorized class II, non-implantable medical device authorized for sale in Canada. PoNS is indicated as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from Multiple Sclerosis (“MS”) and is to be used in conjunction with physical therapy (“PoNS TreatmentTM”) and is a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with physical therapy. It is an investigational medical device in the United States, the European Union (“EU”), and Australia (“AUS”), and it is currently under review for clearance by the FDA and the AUS Therapeutic Goods Administration. PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia.

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

US Regulatory Status: MS

In March 2020, we announced that based on the quality of the data included in our MS submission package to Health Canada and the significant unmet needs of those afflicted with MS, we are prioritizing the MS indication as the pathway to pursue our first U.S. clearance of the PoNS device.  We believe the existing published data and real-world evidence with use of the PoNS for the treatment of gait disorder in patients with mild and moderate MS are sufficient to demonstrate a favorable risk/benefit profile, as required for de novo classification and clearance to enable US marketability. Novel treatments for MS are highlighted as a specific target of the FDA as a high unmet medical need disease.

On May 7, 2020 we received Breakthrough Designation for the PoNS™ device as a potential treatment for gait deficit due to symptoms of Multiple Sclerosis (“MS”), to be used as an adjunct to a supervised therapeutic exercise program.  The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and de novo classification and clearance, consistent with FDA’s mission to protect and promote public health.

The Breakthrough Devices Program replaces the Expedited Access Pathway and Priority Review for medical devices. The FDA considers devices granted designation under the Expedited Access Pathway to be part of the Breakthrough Devices Program.

The Breakthrough Devices Program offers manufacturers an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission.

It is important to note that Breakthrough Device Designation does not change the requirements for approval of an application for a marketing authorization under section 510(k) of the Food, Drug, and Cosmetic Act.

On August 4, 2020, we submitted our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS, to be used as an adjunct to a supervised therapeutic exercise program in patients over 18 years of age.

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

Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we finalized our clinical protocol for a new trial, TBI-002, intended to support a request for de novo classification and clearance of the PoNS device. TBI-002 will be a multi-center, randomized trial in the U.S. and Canada consisting of 103 subjects with balance deficit due to mmTBI. Although TBI-002 will take longer and be more costly than the design that we had discussed at our October 2019 pre-submission meeting, we believe that the chances of obtaining FDA de novo classification and clearance will be significantly increased if we incorporate the FDA’s pre-submission feedback into this next trial design.

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

Australian Regulatory Status

In the third quarter of 2019 we initiated the submission of our application to the Therapeutic Goods Administration, or TGA. We supplemented our submission with additional data based on questions supplied to date and are working on responses to additional questions which we intend to respond to by the end of the third quarter of 2020.

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

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. In the first two months of 2020, we authorized 7 new clinic locations for a total of 14 clinic locations to provide PoNS Treatment across Canada. During the second quarter of 2020 we added 3 new clinics for a total of 17 clinics in 20 locations across Canada. In addition, we launched a clinical experience program through University Health Network Toronto at 3 private clinic locations with an opportunity to transition to commercial treatment centers. We expect that it will take the newly authorized clinics time to work the PoNS Treatment into the clinic rotation but are confident that our focus on authorizing clinics which meet our refined criteria will drive efficiency and PoNS sales performance.

In addition to pursuing this expansion plan, we modified our go-to-market pricing model in 2020 based on direct market feedback. Our modified pricing model is focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment.

In parallel with our commercialization efforts, we, in concert with input from insurers, have created a value dossiers for mmTBI and MS on behalf of the clinics and patients to fully demonstrate in both scientific and financial terms, the merits of PoNS Treatment for claimants. The dossier will be provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI is focused initially in the auto accident insurance and workers compensation, or WC, market as well as long-term disability cases.

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

In March 2020, the COVID-19 pandemic led to the closure of the PoNS Authorized clinic locations across Canada.  Patients who completed their initial training in the clinics prior to the closures have been able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While the clinics have begun to re-open, the willingness of the patients to return to these clinics is uncertain at this time.

The Company’s business, results of operations and financial condition may be adversely impacted by economic conditions, including the global health concerns relating to the COVID-19 pandemic. The outbreak and spread of COVID-19 has significantly increased economic uncertainty.  Authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic has led to the closure of PoNS Authorized clinic locations across Canada. While the clinics have begun to re-open, the willingness of patients to return to these clinics is uncertain at this time, and could result in a decrease of our commercial activities, and may have a negative impact on our customer engagement efforts. Moreover, the Company’s ability to conduct its ongoing clinical research may be impaired if trial participants or staff are adversely affected by COVID-19, leading to further delays in the development and approval of the Company’s product candidate. In addition, disruptions in business operations in the United States, Canada and China due to COVID-19 may delay the timing for the submission and approval of the Company’s marketing applications with regulatory agencies or limit the Company’s suppliers’ ability to ship materials that the Company relies upon due to delays or suspension of manufacturing operations. COVID-19 could also disrupt governmental operations or impair the Company’s ability to access the public markets to obtain the necessary capital and continue the Company’s operations. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.  The Company does not know yet the full extent of the impact of COVID-19 on its business, operations or the global economy as a whole.

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

Results of Operations

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Revenue:
Product sales, net	$126	$469	$(343)
Fee revenue	—	49	(49)
License revenue	7	—	7
Total operating revenue	133	518	(385)
Cost of sales:
Cost of product sales	64	212	(148)
Gross profit	69	306	(237)
Operating expenses:
Research and development	1,308	2,275	(967)
Selling, general and administrative	2,394	3,845	(1,451)
Amortization expense	89	—	89
Total operating expenses	3,791	6,120	(2,329)
Operating loss	(3,722)	(5,814)	2,092
Other income (expense):
Other income	56	13	43
Change in fair value of derivative financial instruments	(1)	5,548	(5,549)
Foreign exchange gain	306	67	239
Total other income	361	5,628	(5,267)
Net loss	$(3,361)	$(186)	$(3,175)

Revenue

For the three months ended June 30, 2020, we recognized revenue of $0.1 million, of which $0.1 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $7 thousand was generated from license fee revenue related to our co-promotion agreement with HTC. For the three months ended June 30, 2019 we recognized revenue of $0.5 million, of which $0.5 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $49 thousand was generated from fee revenue related to engaging new PoNS authorized clinics.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. For the three months ended June 30, 2020, we incurred $0.1 million in our cost of sales. For the three months ended June 30, 2019, we incurred $0.2 million in our cost of sales which also included certain support services provided by Heuro on our behalf.

Research and Development Expense

Research and development, or R&D, expenses were $1.3 million for the three months ended June 30, 2020 compared to $2.3 million for the three months ended June 30, 2019, a decrease of $1.0 million. The decrease was primarily attributable to a $0.6 million reduction in medical affairs expenses due to the effort in 2019 to create awareness of the PoNS device by delivery clinical and scientific data to key opinion leaders, professional societies and practitioners combined with a $0.2 million reduction in product development costs due to completion of the PoNS device development in 2019.  There was also a $0.1 million decrease in salary, wages and other employee expense from an increased headcount in 2019 to support our Canadian launch.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $2.4 million for the three months ended June 30, 2020 compared to $3.8 million for the three months ended June 30, 2019, an decrease of approximately $1.4 million. The decrease was primarily due to a $0.8 million reduction in commercial operations expense as in 2019 we invested in marketing and distribution capabilities in support of our US launch prior to receiving denial for clearance from the FDA coupled with a $0.6 million decrease in wages and salaries due to higher headcount in 2019 and a $0.4 million decrease in legal expenses. These decreases were partially offset by a $0.2 million impairment loss related to intangible assets in 2020 and a $0.1 million loss as the result of the disposal of property and equipment.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships, proprietary software and reacquired rights recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. For the three months ended June 30, 2020, amortization expense was $0.1 million. No amortization expense was recorded during the three months ended June 30, 2019.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a loss of $1 thousand for the three months ended June 30, 2020 compared to a gain of $5.5 million for the three months ended June 30, 2019.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange gain was $0.3 million for the three months ended June 30, 2020, compared to a gain of $0.1 million for the three months ended June 30, 2019. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Revenue:
Product sales, net	$317	$1,146	$(829)
Fee revenue	9	49	$(40)
License revenue	13	—	13
Total operating revenue	339	1,195	(856)
Cost of sales:
Cost of product sales	165	448	(283)
Gross profit	174	747	(573)
Operating expenses:
Research and development	2,428	4,956	(2,528)
Selling, general and administrative	5,255	8,426	(3,171)
Amortization expense	215	—	215
Total operating expenses	7,898	13,382	(5,484)
Operating loss	(7,724)	(12,635)	4,911
Other (expense) income:
Other income	63	24	39
Change in fair value of derivative financial instruments	3	13,837	(13,834)
Foreign exchange loss	(460)	(88)	(372)
Total other (expense) income	(394)	13,773	(14,167)
Net (loss) income	$(8,118)	$1,138	$(9,256)

Revenue

For the six months ended June 30, 2020, we recognized revenue of $0.3 million, of which $0.3 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada, $9 thousand was generated from fee revenue related to engaging new PoNS authorized clinics, and $13 thousand was generated from license fee revenue related to our co-promotion agreement with HTC. For the six months ended June 30, 2019 we recognized revenue of $1.2 million, of which $1.1 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $49 thousand was generated from fee revenue related to engaging new PoNS authorized clinics.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. For the six months ended June 30, 2020, we incurred $0.2 million in our cost of sales. For the six months ended June 30, 2019, we incurred $0.4 million in our cost of sales which also included certain support services provided by Heuro on our behalf.

Research and Development Expense

Research and development, or R&D, expenses were $2.4 million for the six months ended June 30, 2020 compared to $5.0 million for the six months ended June 30, 2019, a decrease of $2.6 million. The decrease was primarily attributable to a $1.0 million reduction in product development costs due to completion of the PoNS device development in 2019 and a $0.5 million decrease in salary, wages and other employee expense from a higher headcount in 2019 to support our potential US launch.  Medical affairs expenses decreased by $0.8 million due to the effort in 2019 to create awareness of the PoNS device by delivery clinical and scientific data to key opinion leaders, professional societies and practitioners. There was also a reduction of $0.1 million in regulatory expenses.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $5.3 million for the six months ended June 30, 2020 compared to $8.4 million for the six months ended June 30, 2019, a decrease of approximately $3.1 million. The decrease was primarily due to $1.4 million in less wages and salaries due to higher headcount in 2019 and a $1.5 million reduction in commercial operations expense as in 2019 we invested in marketing and distribution capabilities in support of our US launch prior to receiving denial for clearance from the FDA. Stock-based compensation expense also decreased by $0.1 million. These decreases were partially offset by a $0.2 million impairment loss related to intangible assets in 2020 and a $0.1 million loss as the result of the disposal of property and equipment.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships, proprietary software and reacquired rights recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. For the six months ended June 30, 2020, amortization expense was $0.2 million. No amortization expense was recorded during the six months ended June 30, 2019.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $3 thousand for the six months ended June 30, 2020 compared to a gain of $13.8 million for the six months ended June 30, 2019.

The change in fair value of our derivative financial instruments was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Loss

Foreign exchange loss was $0.5 million for the six months ended June 30, 2020, compared to a loss of $0.1 million for the six months ended June 30, 2019. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash used in operating activities	$(6,979)	$(11,214)	$4,235
Net cash provided by (used in) investing activities	51	(204)	255
Net cash provided by financing activities	6,727	163	6,564
Effect of exchange rate changes on cash	6	(17)	23
Net decrease in cash	$(195)	$(11,272)	$11,077

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 was $7.0 million. This was comprised of a loss from operations of $8.1 million and $1.5 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items of $2.7 million comprised mainly of stock-based compensation of $1.6 million, unrealized foreign exchange losses of $0.4 million, depreciation and amortization of $0.3 million, impairment loss on intangible assets of $0.2 million, provision for doubtful accounts of $0.2 million, loss on disposal of office furniture of $0.1 million and gain on lease modification of $0.1 million.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020 was $0.1 million, which was primarily related to the sale of office furniture.

Net cash used in investing activities during the six months ended June 30, 2019 was $0.2 million, which was primarily related to the purchase of computer software, furniture and fixtures for our office.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 was $6.7 million, which consisted of proceeds from the issuance of common stock from the 2020 ATM and March 2020 Offering, net of share issuance costs.

Net cash provided by financing activities during the six months ended June 30, 2019 was $0.2 million, which consisted primarily of proceeds from the exercise of our April 2016 warrants.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of stock options and warrants. From June 2014 through June 30, 2020, we raised approximately $103.2 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of stock options and warrants.

The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Cash	$5,264	$5,459
Working capital	$4,717	$3,444

We currently have limited working capital and liquid assets. Our cash as of June 30, 2020 was approximately $5.3 million. While we have started generating revenue from the commercial sale of our PoNS device in Canada, we expect to incur significant losses until such time as our revenue exceeds our expenses and during this time, we will require additional funding to fund our ongoing activities. We believe that our existing capital resources will be sufficient to fund our operations through the third quarter of 2020. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our Company.

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

On or about July 9, 2019, a putative shareholder class action lawsuit, Caramahai v. Helius Medical Technologies, Inc. et al., Case No. 1:19-cv-06365 (S.D.N.Y.), was filed against the Company and three of our individual officers in the Southern District of New York, or the Caramahai Action. The lawsuit alleges that the Company made materially false and misleading statements regarding the prospects for FDA approval of Helius’ application for de novo classification and clearance of its PoNS device in the United States.  As a result of these alleged misstatements, the Caramahai Action asserts claims on behalf of shareholders who bought or sold Helius common stock between from November 9, 2017 to April 10, 2019 for alleged violations of the federal securities laws, specifically Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.

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

During the second quarter of 2020, the plaintiffs voluntarily dismissed the lawsuit without prejudice, ending the case. The U.S. District Judge signed the final order dismissing the litigation on July 1, 2020.

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

We face risks related to health pandemics and outbreaks of communicable diseases, and in particular, the recent outbreak around the world of the highly transmissible and pathogenic COVID-19 coronavirus. The COVID-19 pandemic has led to the closure of PoNS Authorized clinic locations across Canada. While the clinics have begun to re-open, the willingness of patients to return to these clinics is uncertain at this time, and has resulted/is expected to result in a decrease of our commercial activities, and may have a negative impact on our customer engagement efforts. Moreover, our ability to conduct our ongoing clinical research if trial participant attendance at requisite study visits is substantially reduced or if a significant percentage of study participants and study staff are adversely affected by COVID-19, the resulting disease course and corresponding government or community shutdowns, may be impaired, and our ability to analyze and submit the results from our clinical trials may also be impaired, leading to further delays in the development and approval of our product candidate.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On August 11, 2020, Philippe Deschamps, President and Chief Executive Officer of Helius Medical Technologies, Inc. (the “Company”), elected to restore his base salary to its previous level. As previously reported, on May 8, 2020, Mr. Deschamps elected to temporarily reduce his base salary by thirty percent (30%) to help the Company manage its cashflow in these uncertain times.

On August 11, 2020, Joyce LaViscount, Chief Financial Officer and Chief Operating Officer of the Company decided to terminate her election to receive shares of the Company’s Class A common stock in lieu of a portion of her cash salary compensation. As previously reported, on December 10, 2019, Ms. LaViscount elected to reduce her base cash salary by 17% in exchange for fully vested restricted stock grants pursuant to the Company’s 2018 Omnibus Incentive Plan.

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 12, 2020	By:	/s/ Philippe Deschamps
Philippe Deschamps
President, Chief Executive Officer and a Director

Dated: August 12, 2020	By:	/s/ Joyce LaViscount
Joyce LaViscount
Chief Financial Officer (Principal Accounting
Officer)