Form 10-K/A
period 2019-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2020-09-08
CIK 1610853

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 28, 2019, based on the closing price on that date of $2.20, was approximately $41,928,863. As of September 8, 2020, there were 45,114,506 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Helius Medical Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed on March 12, 2020 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”), solely to provide the information required by Part III of Form 10-K. This Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as Exhibit 31.1 and Exhibit 31.2 to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certification have been omitted.

Except as described above, no other revisions or amendments have been made to any other portion of the Original Form 10-K. This Amendment does not reflect events that may have occurred after March 12, 2020, the date of the filing of the Original Form 10-K, or modify or update any disclosures that may have been affected by subsequent events. The Original Form 10-K continues to speak as of its original filing date.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Helius,” “we,” “us,” “our” and “the Company” refer to Helius Medical Technologies, Inc.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

The following table provides information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company:

Name	Age	Position
Dane C. Andreeff	54	Interim President and Chief Executive Officer and Director
Joyce LaViscount	58	Chief Financial Officer and Chief Operating Officer
Jonathan Sackier	62	Chief Medical Officer
Edward M. Straw	81	Director
Mitchell E. Tyler	67	Director
Blane Walter	49	Chairman of the Board
Jeffrey S. Mathiesen	59	Director

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

Dane C. Andreeff

Mr. Andreeff has served as our Interim President and Chief Executive Officer since August 2020 and as a member of our Board of Directors since August 2017. Mr. Andreeff is the General Partner and Portfolio Manager at Maple Leaf Partners, LP, which owns approximately 3% of our outstanding common stock. Maple Leaf Partners, LP is a hedge fund founded by Mr. Andreeff, where he has been employed since 1996. In 2003, the fund was seeded by Julian Robertson’s Tiger Management and later grew to over $2 billion in assets under management. Mr. Andreeff also serves as a member of the board of directors of TraceSecurity, LLC, HDL Therapeutics, Inc. and Myocardial Solutions, Ltd. Mr. Andreeff received his Bachelor’s degree in Economics from the University of Texas at Arlington in 1989 and his Master’s degree in Economics from the University of Texas at Arlington in 1991. The Board believes that Mr. Andreeff’s extensive experience in the investment industry and capital markets and significant experience advising other companies as a board member, including multiple companies in the healthcare sector, make him a valuable member of the Board.

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

Edward M. Straw

Vice Admiral (Retired) Straw has served as a member of our Board of Directors since November 2014. He founded Osprey Venture Partners in 2011, a firm that mentors young entrepreneurs seeking investment capital and assists with business development and serves as the managing director. Previously he was president, global operations of The Estée Lauder Companies from 2000 to 2005, senior vice president global operations of the Compaq Computer Corporation from 1998 to 2000, and president of Ryder Integrated Logistics from 1996 to 1998. Prior to joining the private sector, he had a distinguished 35-year career in the U.S. Navy and retired as a three-star admiral. During his military service, Vice Admiral (Retired) Straw was chief executive officer of the Defense Logistics Agency, the largest military logistics command supporting the American armed forces. He is a member of the Defense Science Board, chairman of Odyssey Logistics and currently sits on the boards of The Boston Consulting Federal Group, Academy Securities and Lenitiv Scientific. He is a former board member of Eddie Bauer, MeadWestvaco, Ply Gem Industries and Panther Logistics. Vice Admiral (Retired) Straw received a B.S. from the United States Naval Academy, an MBA from The George Washington University, and is a graduate of the National War College. Our Board of Directors believes that Vice Admiral (Retired) Straw is qualified to serve as a director based on his extensive leadership experience in both the private sector and the U.S. military.

Mitchell E. Tyler

Mr. Tyler has served as a member of our Board of Directors since June 2014. Mr. Tyler is a co-inventor of the PoNS device and is co-owner and clinical director of Advanced NeuroRehabilitation LLC, a position he has held since 2009. Mr. Tyler retired in 2019 after 32 years at the University of Wisconsin as emeritus Senior Lecturer in Biomedical Engineering and Researcher in Rehabilitation Medicine. From 1998 through 2017, Mr. Tyler also served as the clinical director of the Tactile Communication and NeuroRehabilitation Laboratory. He received his M.S. in Bioengineering from University of California, Berkeley in 1985 and is currently working on his Ph.D. in Biomedical Engineering at the University of Wisconsin–Madison. Mr. Tyler is a registered professional engineer in Wisconsin. Our Board of Directors believes that Mr. Tyler is qualified to serve as a director based on his extensive knowledge of PoNS treatment and his research and development experience in the medical device industry.

Blane Walter

Mr. Walter has served as a member of our Board of Directors since December 2015 and as Chairman of the Board since August 2020. Mr. Walter is a partner at Talisman Capital Partners, a position he has held since 2011. In 1999, Mr. Walter founded inChord Communications, Inc., a global private healthcare communications company, which was acquired by inVentiv Health in 2005. Mr. Walter joined inVentiv Health as president of the Communications division in 2005 and was named Chief Executive Officer in 2008 and served in that capacity until leading the sale of the company to Thomas H. Lee Partners in 2010. Following the buyout, Mr. Walter served as vice chairman of inVentiv Group, a holding company which survived the buyout, from 2011 to August 2017. Mr. Walter received a B.S. in marketing and finance from Boston College in 1993. Our Board of Directors believes that Mr. Walter is qualified to serve as director based on his background in the healthcare and pharmaceutical industries.

Jeffrey S. Mathiesen

Mr. Mathiesen has served as a member of our Board of Directors since June 2020. Additionally, Mr. Mathiesen has served as Vice Chair and Lead Independent Director since March 2020 and as Director and Audit Committee Chair, since 2015, of Sun BioPharma, Inc. (Nasdaq: SNBP), a publicly traded biopharmaceutical company developing therapies for pancreatic diseases. Mr. Mathiesen has also served as Director and Audit Committee Chair of NeuroOne Medical Technologies Corporation (OTCQB: NMTC), a publicly traded medical technology company providing neuromodulation continuous EEG monitoring and treatment solutions for patients suffering from epilepsy and other nerve related disorders, since 2017, and eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine, from 2018 to 2020. Mr. Mathiesen served as Advisor to the CEO of Teewinot Life Sciences Corporation, a privately held global leader in the biosynthetic development and production of cannabinoids and their derivatives for consumer and pharmaceutical products, from October 2019 to December 2019, and served as Chief Financial Officer from March 2019 to October 2019. Mr. Mathiesen previously served as Chief Financial Officer of Gemphire Therapeutics Inc., which was acquired by NeuroBo Pharmaceuticals, Inc. (NASDAQ: NRBO) in January 2020, a publicly-held clinical-stage biopharmaceutical company developing therapies for patients with cardiometabolic disorders, from 2015 to 2018, and as Chief Financial Officer of Sunshine Heart, Inc. (NASDAQ: CHFS), a publicly-held early-stage medical device company, from 2011 to 2015. Mr. Mathiesen received a B.S. in Accounting from the University of South Dakota and is a Certified Public Accountant. Our Board believes that Mr. Mathiesen is qualified to serve as director based on his background in a broad range of responsibilities in financial and operational roles, including manufacturing, quality and procurement, in addition to traditional CFO roles in organizations with operations in North America, Europe, Southeast Asia and Australia.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company’s knowledge, based solely on a review of such reports filed electronically with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except two reports covering separate transactions were filed late for Ms. LaViscount and Mr. Tyler.

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

Audit Committee Information

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the scope, adequacy and effectiveness of internal control over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor.

The Audit Committee is composed of three directors: Messrs. Mathiesen, Walter and Vice Admiral (Retired) Straw, with Mr. Mathiesen serving as chair. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at www.heliusmedical.com.

The Board of Directors annually reviews the Toronto Stock Exchange (the “TSX”) and The Nasdaq Stock Market (“Nasdaq”) listing standards independence requirements for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent.

The Board of Directors has also determined that Mr. Mathiesen qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Mathiesen’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies. The designation of an “audit committee financial expert” does not impose upon such person any duties, obligations or liabilities that are greater than those generally imposed on such person as a member of the Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last two completed fiscal years by our chief executive officer and our two next most highly compensated executive officers during 2019 who were serving as executive officers as of December 31, 2019. We refer to these persons as our “Named Executive Officers” elsewhere in this annual report.

Name and Principal Position	Year	Salary ($) (1)	Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(3)	Total ($)
Philippe Deschamps	2019	492,353	739,776		—		12,373	1,244,502
Former Chief Executive Officer(4)	2018	424,320	721,318	(5)	235,664		13,458	1,394,760

Joyce LaViscount	2019	381,955	642,705		—	—	8,371	1,033,031
Chief Financial Officer and Chief Operating Officer	2018	342,720	607,425	(5)	138,432		8,234	1,096,811

Jonathan Sackier	2019	336,553	462,360		—		—	798,913
Chief Medical Officer	2018	318,240	607,425	(5)	153,544		—	1,079,209

(1)

The amounts reported for 2019 include the value of stock awards granted in 2019 to Mr. Deschamps (13,211 shares with a value of $7,997) and Ms. LaViscount (9,069 shares with a value of $5,491) in lieu of base salary forgone at the election of such named executive officers commencing with the pay period ending December 13, 2019 as described in the last paragraph under “Narrative Disclosure to Summary Compensation Table—Equity-Based Awards”.

(2)

The amounts reflect the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 4 to our audited financial statements included in the Original Form 10-K.

(3)	Represents matching contributions to the Company’s 401(k) savings plan.

(4)	Mr. Deschamps stepped down from his roles as President and Chief Executive Officer and director effective August 23, 2020 upon mutual agreement with the Board.

(5)

The grant date fair value was denominated in Canadian dollars and translated into U.S. dollars from Canadian dollars based on the closing exchange rate from the Bank of Canada of USD$1.00 = CAD$1.2876 on May 15, 2018, based on an option exercise price of CAD$14.15.

Narrative Disclosure to Summary Compensation Table

The Company has retained Compensia as its compensation consultant. Compensia also advised the Compensation Committee on the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy. At the request of the Compensation Committee, Compensia provided competitive market data for similarly sized medical device companies for the purposes of determining our executive compensation. Compensia ultimately developed recommendations that were presented to the Compensation Committee for its consideration. For the fiscal year ended December 31, 2019, our Compensation Committee recommended, and the Board approved, the base salaries and target discretionary bonuses based on Compensia’s recommendations.

Prior to the establishment of a formal compensation committee in March 2018, our non-employee directors historically determined executive compensation, including our Chief Executive Officer’s compensation, and reviewed such compensation annually. The Compensation Committee now performs all duties relating to executive compensation and makes recommendations on such matters to the Board for final approval. The Compensation Committee intends to review compensation annually for all executive officers, including our Named Executive Officers. In setting annual base salaries and bonuses and granting equity incentive awards, the Compensation Committee considers compensation for comparable positions in the market, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to the Company.

Annual Base Salary

We have entered into employment agreements with each of our Named Executive Officers that establish annual base salaries, which are reviewed periodically by our Compensation Committee, and recommended to the Board for final approval, in order to compensate our Named Executive Officers for the satisfactory performance of duties to the Company. Annual base salaries are intended to provide a fixed component of compensation to our Named Executive Officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our Named Executive Officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

Annual Bonus

For the fiscal year ended December 31, 2019, each Named Executive Officer was entitled to an annual bonus calculated as a target percentage of annual base salary based upon the Chief Executive Officer’s assessment (or, in the case of our Chief Executive Officer, the Compensation Committee’s assessment) of his or her performance and our attainment of targeted goals as set by the Board, in its sole discretion, and communicated to each officer. Based on each executive’s and our performance in the fiscal year ended December 31, 2019, no bonuses were earned for fiscal 2019.

Equity-Based Awards

Our equity-based incentive awards which are mainly comprised of stock options are designed to align our interests with those of our employees and consultants, including our Named Executive Officers. Our non-employee directors have historically been responsible for approving equity grants. As described above, our Compensation Committee now has responsibility for recommending to the Board, for final approval, equity-based incentive awards to our Named Executive Officers. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

In May 2018, our Compensation Committee recommended, and our Board approved, the grant of an option to purchase 95,000 shares of common stock to Mr. Deschamps, an option to purchase 80,000 shares of common stock to Ms. LaViscount and an option to purchase 80,000 shares of common stock to Dr. Sackier pursuant to the 2016 Omnibus Incentive Plan (the “2016 Plan”) and a stock option agreement. Each of these stock options has an exercise price equal to the fair market value of a share of common stock as of the grant date, as determined in accordance with our 2016 Plan, and vests in equal monthly installments over the 48-month period following the grant date.

In May 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Omnibus Incentive Plan (as amended, the “2018 Plan”). Pursuant to the terms of the 2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units (“RSUs”), stock equivalent units and performance-based cash awards. These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting awards under the 2016 Plan.

In March 2019, our Compensation Committee recommended, and our Board approved, the grant of an option to purchase 160,000 shares of common stock to Mr. Deschamps, an option to purchase 100,000 shares of common stock to Ms. LaViscount and an option to purchase 100,000 shares of common stock to Dr. Sackier pursuant to the 2018 Plan. Each of these stock options has an exercise price equal to the fair market value of a share of common stock as of the grant date, as determined in accordance with our 2018 Plan, and vests in equal monthly installments over the 48-month period following the grant date.

In September 2019, our Compensation Committee recommended, and our Board approved, the grant of an option to purchase 150,000 shares of common stock to Ms. LaViscount pursuant to the 2018 Plan. Each of these stock options has an exercise price equal to the fair market value of a share of common stock as of the grant date, as determined in accordance with our 2018 Plan. 25% of the shares subject to the grant vest on September 23, 2020, and the remaining shares vest in equal monthly installments over the remaining 36 months.

In December 2019, we entered into an arrangement, as approved by our Board, with each of Mr. Deschamps and Ms. LaViscount whereby Mr. Deschamps and Ms. LaViscount elected to receive shares of common stock in lieu of a portion of each of their respective cash salary compensation. Mr. Deschamps and Ms. LaViscount elected to reduce their base cash salaries by approximately 19% and 17%, respectively, in exchange for fully vested shares of restricted stock granted pursuant to the 2018 Plan. The value of the shares is equal in value to the amount of cash salary forgone, with the actual number of shares issuable on each payroll date calculated based on the closing trading price of our common stock on the Nasdaq Capital Market as of such payroll date. Mr. Deschamps’ and Ms. LaViscount’s elections to receive restricted stock awards in lieu of cash salary compensation were effective beginning with the December 13, 2019 payroll date and remained in place until May 11, 2020 for Mr. Deschamps and August 11, 2020 for Ms. LaViscount. As of December 31, 2019, Mr. Deschamps had received 13,211 shares of restricted stock and Ms. LaViscount had received 9,069 shares of restricted stock pursuant to these elections.

Retirement Benefits and Other Compensation

Our Named Executive Officers do not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us. During 2019, we matched contributions made by our employees, including our Named Executive Officers, to the Company’s 401(k) savings plan. In 2020, we suspended the safe harbor match and moved to a discretionary, profit-sharing match. Our Named Executive Officers were eligible to participate in our employee benefits, including health insurance benefits, on the same basis as our other employees. We generally do not provide perquisites or personal benefits except in limited circumstances.

Employment Agreements and Payments upon Termination or Change in Control

Philippe Deschamps

On June 13, 2014, we entered into an employment agreement with Philippe Deschamps to serve as our President and Chief Executive Officer. We amended the employment agreement on September 1, 2014. Pursuant to the employment agreement, Mr. Deschamps initially received a base salary at an annualized rate of $250,000, which was subsequently increased to $400,000 following the Company’s achievement of certain financing thresholds. On April 17, 2017, the Board approved an increase of his base salary to $416,000. In addition to Mr. Deschamps’ base salary, he had the opportunity to receive a target annual bonus of 30% of the base salary, conditional upon, and subject to upward or downward adjustment based upon, achievements and individual goals to be established in good faith by the Board of Directors and Mr. Deschamps. On April 26, 2018, the Compensation Committee recommended to the Board, and the Board approved a 3% increase to Mr. Deschamps’ base salary to $428,480. On March 5, 2019, the Compensation Committee recommended to the Board and the Board approved, a 17% increase to Mr. Deschamps’ base salary to $501,000 effective March 31, 2019 and a target annual bonus of 55% of such salary.

The employment agreement provided that if Mr. Deschamps was terminated without cause or if Mr. Deschamps resigned for good reason (each as defined in Mr. Deschamps’ employment agreement), Mr. Deschamps would be entitled to an aggregate amount equal to the sum of his base salary and the earned portion of his annual bonus paid for the year preceding the year of his termination of which such amount is to be paid in equal monthly installments during the twelve month period following such termination of employment.

On August 23, 2020, the Company entered into a separation agreement with Philippe Deschamps. Pursuant to the separation agreement, Mr. Deschamps resigned from all positions as an officer or employee of the Company and all of the Company’s subsidiaries and as a member of the Board effective as of such date. The separation agreement provided that Mr. Deschamps would receive certain benefits that he was entitled to receive under his employment agreement, as amended, in connection with a termination for good reason.  Accordingly, under the separation agreement, subject to non-revocation of a general release and waiver of claims in favor of the Company, the Company agreed to pay Mr. Deschamps a total of $501,000 less required deductions and withholdings, in equal monthly installments during the twelve-month period following the date of the separation agreement. Mr. Deschamps remains subject to the non-compete and non-solicitation provisions in his employment agreement during the twelve-month period following the Mr. Deschamps’ date of termination, and pursuant to the separation agreement, has agreed to certain customary standstill restrictions through the end of the period that is two years from the separation date.

Joyce LaViscount

On October 19, 2015, we entered into an employment agreement with Joyce LaViscount to serve as our Chief Financial Officer and Chief Operating Officer. Pursuant to the employment agreement, Ms. LaViscount received a base salary at an annualized rate of $300,000 for her employment term, which is at-will. On April 17, 2017, the Board approved an increase of her base salary to $336,000. In addition to Ms. LaViscount’s base salary, she had the opportunity to receive a target annual bonus of 25% of the base salary, conditional upon, and subject to upward or downward adjustment based upon achievements and individual goals to be established in good faith by our Chief Executive Officer and Ms. LaViscount. On April 26, 2018, the Compensation Committee recommended to the Board, and the Board approved, a 3% increase to Ms. LaViscount’s base salary to $346,080. On March 5, 2019, the Compensation Committee recommended to the Board, and the Board approved, a 12% increase to Ms. LaViscount’s base salary to $387,000, effective March 31, 2019, and a target annual bonus of 40% of such salary.

If Ms. LaViscount is terminated without cause or if she resigns for good reason (each as defined in Ms. LaViscount’s employment agreement), Ms. LaViscount is entitled to an aggregate amount equal to the sum of her base salary and the earned portion of her annual bonus paid for the year preceding the year of her termination, of which such amount is to be paid in equal monthly installments during the twelve month period following such termination of employment.

Jonathan Sackier

On December 1, 2014, we entered into an employment agreement with Jonathan Sackier to serve as our Chief Medical Officer. Pursuant to the employment agreement, Dr. Sackier received a base salary at an annualized rate of $300,000 for his employment terms, which is at-will. In addition to Dr. Sackier’s base salary, he shall have the opportunity to receive a target annual bonus of 25% of the base salary, conditional upon, and subject to upward or downward adjustment based upon, achievements and individual goals to be established in good faith by our Chief Executive Officer and Dr. Sackier. On April 17, 2017, our Board of Directors approved a 4% increase in Dr. Sackier’s base salary to $312,000. On April 26, 2018, the Compensation Committee recommended to the Board, and the Board approved a 3% increase to Dr. Sackier’s base salary to $324,480. On March 5, 2019, the Compensation Committee recommended to the Board and the Board approved, a 12% increase to Dr. Sackier’s base salary to $360,000 effective March 31, 2019 and a target annual bonus of 40% of such salary. On December 1, 2019, Dr. Sackier agreed to take a temporary salary reduction to $200,000.

If Dr. Sackier is terminated without cause or if he resigns for good reason (each as defined in Dr. Sackier’s employment agreement), Dr. Sackier is entitled to an aggregate amount equal to the sum of his base salary and the earned portion of his annual bonus paid for the year preceding the year of his termination, of which such amount is to be paid in equal monthly installments during the twelve month period following such termination of employment.

Outstanding Equity Awards at December 31, 2019

The following tables set forth certain information about equity awards granted to our Named Executive Officers that remain outstanding as of December 31, 2019.

Stock Options

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Philippe Deschamps	300,000	0	(1)	5.35	7/13/2026
	100,000	100,000	(2)	8.13	4/17/2027
	37,604	57,396	(3)	10.99	5/15/2028
	0	160,000	(4)	6.76	3/28/2029
Joyce LaViscount	20,000	0	(5)	12.52	3/16/2025
	150,000	0	(6)	3.20	10/21/2025
	120,000	0	(1)	5.35	7/13/2026
	80,000	80,000	(2)	8.13	4/17/2027
	31,667	48,333	(3)	10.99	5/15/2028
	0	100,000	(4)	6.76	3/28/2029
	0	150,000	(7)	1.73	9/23/2029
Jonathan Sackier	80,000	0	(8)	12.72	12/8/2024
	120,000	0	(1)	5.35	7/13/2026
	80,000	80,000	(2)	8.13	4/17/2027
	31,667	48,333	(3)	10.99	5/15/2028
	0	100,000	(4)	6.76	3/28/2029

(1)	This option was granted on July 13, 2016. All of the shares subject to the option have vested.

(2)	This option was granted on April 17, 2017. The shares vest in equal monthly installments over 48 months from the date of grant.

(3)	This option was granted on May 15, 2018. The shares vest in equal monthly installments over 48 months from the date of grant.

(4)	This option was granted on March 28, 2019. The shares vest in equal annual installments over 4 years from the date of grant.

(5)	This option was granted on March 16, 2015. All of the shares subject to the option have vested.

(6)	This option was granted on October 21, 2015. All of the shares subject to the option have vested.

(7)

This option was granted on September 23, 2019. 25% of the shares subject to the grant vest on September 23, 2020, and the remaining shares vest in equal monthly installments over the remaining 36 months.

(8)	This option was granted on December 8, 2014. All of the shares subject to the option have vested.

Non-Employee Director Compensation

During the fiscal year ended December 31, 2019, we did not pay any cash fees to our non-employee directors for service on our Board. We adopted a non-employee director compensation policy, effective as of June 10, 2020, pursuant to which the Chairs of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee will receive an annual retainer of $10,000, $5,000 and $2,500, respectively, and our independent directors will receive board compensation in the form of an annual retainer equal to $20,000 delivered in options to purchase shares of our Class A Common Stock, which vest in 12 equal monthly amounts. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2019.

Name	Option Awards ($) (8)	All Other Compensation ($)		Total ($)
Thomas E. Griffin (1)	83,521	—		83,521
Huaizheng Peng (2)	68,639	—		68,639
Mitchell E. Tyler (3)	65,138	26,451	(4)	91,589
Edward M. Straw (5)	71,703	—		71,703
Blane Walter (6)	83,959	—		83,959
Dane C. Andreeff(7)	79,144	—		79,144

(1)	Mr. Griffin served as a director until June 10, 2020. Mr. Griffin held 73,891 shares of common stock underlying option grants at December 31, 2019.

(2)	Dr. Peng served as a director until May 1, 2020. Dr. Peng held 73,025 shares of common stock underlying option grants at December 31, 2019.

(3)	Mr. Tyler held 44,233 shares of common stock underlying option grants at December 31, 2019.

(4)	This amount represents cash consulting fees paid to Mr. Tyler, in connection with consulting services for the development of the PoNS device.

(5)	Vice Admiral (Retired) Straw held 88,718 shares of common stock underlying option grants at December 31, 2019.

(6)	Mr. Walter held 83,990 shares of common stock underlying option grants at December 31, 2019.

(7)	Mr. Andreeff held 52,901 shares of common stock underlying option grants at December 31, 2019.

(8)

The amounts reflect the full grant date fair value for awards granted during the fiscal year ended December 31, 2019. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the director will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 4 to our audited financial statements included in the Original Form 10-K.

In March 2019, our Compensation Committee recommended, and our Board approved, the grant of an option to purchase 18,990 shares of common stock to Mr. Walter, an option to purchase 18,891 shares of common stock to Mr. Griffin, an option to purchase 17,901 shares of common stock to Mr. Andreeff, an option to purchase 16,218 shares of common stock to Vice Admiral (Retired) Straw, an option to purchase 15,525 shares of common stock to Dr. Peng and an option to purchase 14,733 shares of common stock to Mr. Tyler, in each case pursuant to the 2018 Plan and a stock option agreement. Each of these stock options has an exercise price equal to the fair market value of a share of common stock as of the grant date, as determined in accordance with the 2018 Plan, and vests in equal monthly installments over the 12-month period following the grant date.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2019.

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by security holders	3,494,989	(1)	$6.76	(2)	4,068,711	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	3,494,989		$6.76		4,068,711

(1)

Consists of 3,467,292 shares issuable upon exercise of outstanding options and 27,697 shares issuable upon settlement of RSUs under the 2018 Plan, the 2016 Plan and the Helius Medical Technologies, Inc. June 2014 Stock Incentive Plan.

(2)	Does not take into account RSUs, which have no exercise price.

(3)	Consists of shares available under the 2018 Plan.

Ownership Table

The following table sets forth certain information regarding the ownership of the Company’s common stock as of August 31, 2020 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of warrants and the exercise of stock options that are either immediately exercisable or exercisable within 60 days of August 31, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants or options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. This table is based on information supplied by officers, directors and principal stockholders and Schedule 13D and Schedule 13G and Section 16 filings, if any, with the SEC. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Helius Medical Technology, Inc., 642 Newtown Yardley Road, Suite 100, Newtown, Pennsylvania 18940.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares of Common Stock	Percent of Total
A&B (HK) Company Limited(2)	2,699,828	6.0
Sabby Volatility Warrant Master Fund, Ltd.(3)	2,857,143	6.3
Philippe Deschamps (4)	1,352,182	3.0
Joyce LaViscount (5)	694,497	1.5

Jonathan Sackier (6)	1,096,735	2.4
Edward M. Straw (7)	106,624	*
Mitchell E. Tyler (8)	879,731	1.9
Blane Walter (9)	260,456	*
Dane C. Andreeff (10)	1,553,291	3.4
Jeffrey S. Mathiesen(11)	20,406	*
All current executive officers and directors as a group (7 persons) (12)	4,611,742	10.2

* Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 45,114,506 shares outstanding on August 31, 2020, adjusted as required by rules promulgated by the SEC.

(2)

Includes 2,495,747 shares of common stock, and 204,081 shares of common stock issuable upon the exercise of warrants. Dr. Lam Kong is the sole officer and director of each A&B (HK) Company Limited (“A&B”) and A&B Brother Limited (“A&B BVI”). The business address of A&B BVI is Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands. The business address of Dr. Lam Kong is Unit 2106, 21/F, Island Place Tower, 510 King’s Road, North Point, Hong Kong.

(3)

Based solely on a Schedule 13G filed March 18, 2020, Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) disclosed direct ownership of 2,857,143 shares, and Sabby Management, LLC and Hal Mintz disclosed beneficial and indirect ownership of 2,857,143 shares. Sabby Management, LLC serves as the investment manager of Sabby; Mr. Mintz is manager of Sabby Management, LLC. The address for Sabby is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address for Sabby Management, LLC and Mr. Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(4)

Includes 708,369 shares of common stock, 543,438 shares of common stock issuable upon the exercise of stock options, 74,865 shares of vested restricted stock and 25,510 shares of common stock issuable upon the exercise of warrants.

(5)

Includes 25,860 shares of common stock, 568,077 shares of common stock issuable upon the exercise of stock options, 84,744 shares of vested restricted stock and 15,816 shares of common stock issuable upon the exercise of warrants.

(6)	Includes 703,402 shares of common stock and 393,333 shares of common stock issuable upon the exercise of stock options.

(7)	Includes 2,500 shares of common stock and 104,124 shares of common stock issuable upon the exercise of stock options.

(8)	Includes 829,545 shares of common stock and 50,186 shares of common stock issuable upon the exercise of stock options.

(9)	Includes 84,530 shares of common stock, 99,396 shares of common stock issuable upon the exercise of stock options and 76,530 shares of common stock issuable upon the exercise of warrants.

(10)

Includes 782,343 shares of common stock and 28,205 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Partners, L.P. (“MLP”), 166,080 shares of common stock and 6,185 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Partners I, L.P. (“MLP I”), 443,960 shares of common stock and 16,629 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Discovery I, L.P. (“MLD I”), 21,582 shares .of common stock held by Maple Leaf Offshore, Ltd. (“MLO”), 20,000 shares on common stock held directly by Mr. Andreeff and 68,307 shares of common stock issuable upon the exercise of stock options held directly by Mr. Andreeff. Mr. Andreeff is the managing member of Maple Leaf Capital I, LLC, the general partner of MLP, MLP I and MLD I, and as such may be deemed to beneficially own the securities held by MLP, MLP I and MLD I. Mr. Andreeff is also the president of the managing member of Andreeff Equity Advisors, LLC, the investment manager of MLO and as such may be deemed to beneficially own the securities held by MLO.

(11)	Consists of 20,406 shares of common stock issuable upon the exercise of stock options.

(12)

Includes 3,079,803 shares of common stock, 1,303,830 shares of common stock issuable upon the exercise of stock options, 84,744 shares of common stock issuable upon exercise of RSUs and 143,365 shares of common stock issuable upon the exercise of warrants.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related-Person Transactions

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 (which is less than 1% of the average of our total assets at year end for the last two completed fiscal years), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

Consulting Agreement with Montel Media, Inc.

In April 2016, we entered into a consulting agreement with Montel Media, Inc. (“Montel Media”), pursuant to which Montel Media provides consulting services for the promotion of our clinical trials and ongoing media and marketing strategies. Under the agreement, Montel Media receives $15,000 per month. This consulting agreement was terminated in February 2018. We paid Montel Media $0, $45,000 and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, pursuant to the consulting agreement.

Consulting Agreement with Clinvue LLC

Our Chief Medical Officer, Jonathan Sackier, was a founding member of Clinvue LLC, which provided regulatory advisory services for the Company. Clinvue ceased operations as of December 31, 2018. We paid Clinvue LLC approximately $0.1 million for consulting services in each of the years ended December 31, 2018 and 2017. We made no payments to Clinvue for the year ended December 31, 2019.

November 2019 Public Offering

In November 2019, we issued 4,815,010 shares of our Class A Common Stock in an underwritten public offering. Entities affiliated with Maple Leaf Partners, LP, for which Dane C. Andreeff, our Interim President and Chief Executive Officer and director, serves as General Partner and Portfolio Manager, purchased approximately $0.2 million, or 571,429, of the shares Class A Common Stock offered thereby. Each share of Class A Common Stock was purchased at a price of $0.35 per share.

Indemnification

The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s Amended and Restated Bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Amended and Restated Bylaws.

Director Independence

The Board reviews its composition annually, including the determination of the independence of our directors. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the TSX and Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that all of the Company’s directors, other than Messrs. Andreeff and Tyler, are independent under the standards set forth in applicable TSX and Nasdaq listing standards. In making those independence determinations, the Board took into account certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of its directors are or have been affiliated. The Board considered all relationships and transactions that occurred during any 12-month period within the last three fiscal years. The Board determined that the relationships would not interfere with their exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2019 and December 31, 2018 by BDO USA, LLP, the Company’s principal accountant (amounts in thousands).

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees (1)	$307	$442
Tax Fees (2)	32	32
Total Fees	$339	$474

(1)

Audit fees included amounts billed for professional services rendered in connection with the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings as well as professional services rendered in connection with the Company’s public offerings, including reviewing registration statements and prospectuses and preparing comfort letters.

(2)	Tax fees included amounts billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal and state tax compliance.

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

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: September 8, 2020	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
Interim President and Chief Executive Officer and Director