Form 10-K
period 2020-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2021-03-10
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2020, based on the closing price on that date of $14.945, was approximately $17,405,309. As of March 5, 2021, there were 2,311,099 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

In this Annual Report on Form 10-K, unless otherwise specified, references to “we,” “us,” “our,” “Helius” or “the Company” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Helius Medical, Inc, or HMI, Helius NeuroRehab, Inc., or HNR, Helius Medical Technologies (Canada), Inc., or HMC, and Helius Canada Acquisition Ltd., or HCA, unless the context otherwise requires. All financial information is stated in U.S. dollars unless otherwise specified. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

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

The forward-looking statements in this Annual Report include but are not limited to statements relating to: clinical development plans, product development activities, our product candidate success, plans for U.S. Food and Drug Administration, or FDA, filings and their subsequent approvals, other foreign or domestic regulatory filings by us or our collaboration partners, including filings with CE Mark and the Therapeutic Goods Administration, our ability to commercialize the product(s), either independently or with collaboration partners, the safety and effectiveness of our product candidate, the timeline for our improvement plans, our market awareness, our ability to compete effectively, the ability and limitation of our manufacturing source(s), our distribution network, the adequacy of our intellectual property protection, our future patent approvals, our future expenses and cash flow, our ability to become profitable, our future financing arrangements, our accountants’ future perspective including any going concerns, any future stock price, our ability to build the necessary commercial infrastructure and to use existing reimbursement codes or receive reimbursement codes from the American Medical Association and the U.S. Department of Health and Human Services, and our ability to receive reimbursement coverage under Medicare, Medicaid or under other insurance plans.

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

You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks and other information we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report.

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Annual Report. The principal factors and uncertainties include, among others:

•	We have a history of losses and may not achieve or sustain profitability in the future;
•	We will require additional financing to carry out our plan of operations, and failure to obtain such financing may cause our business to fail;
•

We currently only have one product candidate, the PoNS device, which is authorized for commercial distribution in Canada, and we have not obtained authorization to distribute the PoNS device commercially in the United States, Europe or Australia and may never obtain such authorization;

•

We may encounter substantial delays in planned clinical trials, and planned clinical trials may fail to demonstrate the safety and efficacy of the PoNS device to the satisfaction of regulatory authorities;

•

Generation of revenue related to the PoNS technology is dependent on the PoNS Treatment being prescribed by physicians in the United States and our ability to train physical therapists in the supervision of the use of the PoNS Treatment;

•	Market awareness of the PoNS device is limited, and the neuromodulation market is new and uncertain;
•	We are dependent on third-party scientists and research institutions, in part, for research and development and on third parties for the manufacture and distribution of our product;
•	The COVID-19 pandemic and outbreaks of communicable diseases may continue to materially and adversely affect our business, financial condition and results of operations;
•	Third parties may gain access to our technology if our intellectual property protection is insufficient;
•	We may be subject to various litigation claims and legal proceedings, including intellectual property litigation, which may adversely affect our business;
•

Commercialization of our product outside of Canada is dependent on obtaining market authorization from the FDA and foreign regulatory authorities, which will require significant time, research, development, and clinical study expenditures and ultimately may not be successful;

•

Failure to secure contracts with workers’ compensation and third-party administrators or rehabilitation clinics could have a negative impact on our sales and would have a material adverse effect on our business, financial condition and operating results;

•

Failure to obtain a reimbursement code from the U.S. Department of Health and Human Services so that the PoNS device is covered by Medicare and Medicaid could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results;

•	If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure;
•	We face ongoing government scrutiny and regulation in connection with the development of product candidates and following marketing authorization;
•	After commercialization, a product recall or the discovery of serious safety issues with our products could have a significant adverse impact on us; and
•	We have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes.

INDUSTRY AND MARKET DATA

In this Annual Report, we reference information, statistics and estimates regarding the medical devices and healthcare industries. We have obtained this information from various third-party sources, including industry and general publications, reports by market research firms and other sources. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of this information. Some data and other information are also based on the good faith estimates of management, which are derived from our research, review of internal surveys, general information discussed in the industry, and third-party sources. We believe that these external sources and estimates are reliable but have not independently verified them. The industries in which we operate are subject to a high degree of uncertainty, change, and risk due to a variety of factors, including those described in “Item 1A. Risk Factors.” These and other factors could cause results to differ materially from those expressed in this Annual Report and other publications.

PART I

ITEM 1.	BUSINESS

Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

Our first product, known as the Portable Neuromodulation Stimulator, or PoNSTM, is authorized for sale in Canada as a class II, non-implantable medical device intended for use as a short term treatment (14 weeks) of gait deficit due to symptoms from multiple sclerosis, or MS, and balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with supervised therapeutic exercise, or PoNS TreatmentTM. It is an investigational medical device in the United States, the European Union, or EU, and Australia, or AUS. The device is currently under review for de novo classification and clearance by the U.S. Food and Drug Administration, or the FDA, as a potential treatment for gait deficit due to symptoms of MS. It is also under premarket review by the AUS Therapeutic Goods Administration.  PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia.

PoNS Device

The PoNS device is a non-implantable investigational medical device comprised of a controller and a mouthpiece that are connected by a cord. The controller is worn around the neck and the mouthpiece sits on the tongue during treatment. PoNS Treatment, or the “Treatment”, utilizes the PoNS device in conjunction with supervised therapeutic exercise and / or cognitive therapy. The Treatment consists of condition specific exercises for movement control, balance and gait training, and breathing and awareness training that are designed to focus on the individual patient’s functional deficits. The Treatment is 14 weeks and is delivered through authorized PoNS treatment clinics by certified PoNS trainers, with the first 2 weeks in a clinic. The remaining 12 weeks are completed at home with weekly clinic visits to monitor progress, assess improvements and ensure the therapy level is still appropriate. When the device is on, the 143 gold-plated electrodes on the mouthpiece send mild electrical signals to the tongue. These impulses stimulate sensory nerves in the tongue that have direct pathways to the brain, through the brain stem. The combination of mild stimulation with supervised therapeutic exercise may enhance the neuroplastic effect, potentially resulting in functional improvements in balance and gait. During each clinic visit and at the end of the 14-week Treatment, the clinic downloads the PoNS usage data from the device and reviews it with the patient.  This usage data in combination with the detail of the completed treatment assessments gives the clinician and the patient a unique and powerful method to assess treatment progress.  The patient initiates their Treatment sessions under the supervision of the clinicians through regular check ins.

Clinical research has shown that translingual neurostimulation activates two major cranial nerves –the trigeminal nerve, and the facial nerve, which creates a flow of neural impulses that are delivered directly into the brain stem and cerebellum – the main control centers for multiple functions including sensory perception and movement. From the brain stem, these impulses travel throughout the brain and may activate or reactivate neurons and structures involved in human function. Researchers believe that supervised therapeutic exercise with neurostimulation can initiate changes in the brain, supporting the rebuilding and reorganizing (neuroplasticity) of multiple areas of the brain.

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

Findings from a National MS Society study estimate that nearly 1 million people in the United States are living with MS of which approximately 25-30% are on Medicare and 93,000 people in Canada are living with MS. The National MS Society estimates that 2.3 million people live with MS globally. The United States and Canada have the highest rates of MS, with 309 cases per 100,000 in the United States, and 291 cases per 100,000 in Canada, respectively. Given the nature of this neurodegenerative disease, these individuals and their caretakers are active in exploring treatment options that may resolve or delay the progression of symptoms. There is also a well-established advocacy framework.

Mobility disability and walking impairment are among the most debilitating consequences of MS with approximately 85% of individuals diagnosed with MS reporting gait impairment as a major limitation in their daily lives. Gait is one of the most important bodily functions for MS patients and gait parameters, such as walking speed and stride length, have been shown to be significant predicators of patient independence in daily activities. A survey of 436 patients found that 45% reported a mobility disability in the first month following diagnosis, with upwards of 90% of patients reporting a mobility disability within 10 years of their diagnosis. Additionally, 50-80% of MS patients suffer from balance and gait dysfunction and over 50% fall at least once a year. It has also been reported that unemployment rates in MS patients range from 24-80% with higher rates associated with decreased ambulation and mobility. The Centers for Disease Control, or CDC, reports that individuals with disabilities, like MS, that result in limited mobility are at greater risk for health problems including injury, mental health and depression, overweight and obesity, pain, pressure sores or ulcers and other issues.

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

Overview of mmTBI and Current Available Treatments

There are an estimated 14.5 million people globally, with over 1.5 million in the United States and 350,000 in Canada, living with balance deficit due to mmTBI. Every year in Canada and the United States there are approximately 20,000 and 420,000 newly diagnosed mmTBIs, respectively, resulting in balance deficit. This condition often has a significant impact on one’s quality of life, negatively affecting independence, employability, productivity, mental health and participation in the community. Rehabilitation is often required following a mmTBI for resulting motor, cognitive and behavioral impairments. The current standard of care to address balance issues following a mmTBI is supervised therapeutic exercise. While supervised therapeutic exercise can help to promote balance recovery, individuals are often unable to return to their full function and are left living with a balance deficit.

Prior to the development of the PoNS device, there were no cleared treatments that were clinically indicated to treat balance deficit. A few studies have suggested that supervised therapeutic exercise aimed at improving balance and gait may be mildly effective for rehabilitation in the mmTBI population. However, to our knowledge, no mid-to-late stage clinical studies have reported improvements in function of the magnitude that would be considered evidence of systematic recovery of normal function, nor have any studies demonstrated that supervised therapeutic exercise alone has a lasting effect on balance and gait. Given the small number of published studies, the small number of patients enrolled in the studies of which we are aware, the varying range of interventional protocols employed in such studies and the lower levels of study design, it is difficult to draw any conclusions regarding the effectiveness and dosing parameters of using supervised therapeutic exercise alone for the treatment of balance deficit following mmTBI. Consequently, we believe that there is a large potential commercial opportunity for the PoNS Treatment in the treatment of balance deficit due to mmTBI. Our goal is to establish the PoNS Treatment as the standard of care for this condition all over the world.

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

•

Treatment outcomes for patients treated in Canada are captured in the company developed validated data capture system.  43 patients with MS were treated with PoNS in Canada between March 2019 and December 2019.

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

PoNS Clinical Trials and Scientific Support in mmTBI

There are two peer reviewed published clinical trials reporting on the results of the PoNS Treatment for persons with mmTBI: Ptito A, Papa, L, Gregory, K, Folmer, RL, Walker, WC, Prabhakaran, V, Wardini, R, Skinner, KL, Yochelson, M, (2020). “A Prospective, Multicenter Study to Assess the Safety and Efficacy of Translingual Neurostimulation Plus Physical Therapy for the Treatment of a Chronic Balance Deficit Due to Mild-to-Moderate Traumatic Brain Injury”. Neuromodulation: Technology at the Neural Interface. The second is from the Long-Term Treatment study in mmTBI Trial: Tyler, ME, Skinner, KL, Prabhakaran, V, Kaczmarek, KA, Danilov, YP (2019). “Translingual neurostimulation for the treatment of chronic symptoms due to mild-to-moderate traumatic brain injury.” Archives of Rehabilitation Research and Clinical Translation; 1(304):100026 which are detailed below.

PoNS Registrational Clinical Trial in mmTBI

We completed our registrational clinical trial of the PoNS Treatment for persons with mmTBI in 2017. It was a double-blind randomized, controlled study of the safety and effectiveness of the PoNS Treatment using translingual noninvasive stimulation in participants with balance deficit due to mmTBI.

The trial was launched in 2015 in conjunction with the U.S. Army Medical Research and Materiel Command, or the USAMRMC, and was conducted at seven sites in the United States and Canada. The trial evaluated 122 randomized participants between the ages of 18 and 65 years. Each participant received five weeks of treatment, two weeks in clinic and three weeks at home. The treatment consisted of physical therapy geared toward the functional capability of each individual participant. Enrolled participants worked with a certified PoNS trainer and were randomized to receive either a high-frequency pulse, or HFP, (25.7 million pulses per 20-minute treatment) or a low-frequency pulse, or LFP, (13,728 pulses per 20-minute treatment) PoNS device.  While the HFP and the LFP devices were identical, the frequency of the pulses was different.

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

Since the majority of patients who have a balance disorder associated with mmTBI are subjected to a higher risk of falls and headaches, the primary safety endpoint was an improvement in the frequency of falls as determined by daily event recording on the participant data case report form during the in-clinic phase of the study (week two). The secondary safety endpoint was the frequency and severity of headaches, as measured by the Headache Disability Index at baseline and at the end of treatment, which was at week five.

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

Conclusion:

o

The study demonstrated that the PoNS Treatment could, on average, allow patients with mmTBI who had balance deficit and other injury-related functional disabilities, achieve an SOT composite score in the normal range in 14 weeks and maintain that benefit after a 12-week washout period. We believe that this data supports the durability of the response to the treatment and the potential restoration of the balance system. Furthermore, in a subset of nine participants, sequential magnetic resonance imaging, or MRI, scans were performed that showed increased grey matter volume in the cerebellum and elsewhere, commensurate with improved balance.

Overall Conclusion From the Two mmTBI Trials.

We believe the most significant observations from the two mmTBI trials are:

•	Our registrational and long-term treatment trials combined were the largest non-implantable neuromodulation trials in balance and gait deficit due to mmTBI ever performed.

•	Participants who had a chronic balance disorder resistant to conventional physical therapy were, on average, in the normal range of balance following the 14 weeks of treatment.
•	The PoNS Treatment in one data set also resulted, on average, in patients maintaining the improvement for at least a 12-week period suggesting a permanent improvement in participants’ balance issues.
•	There were no differences in clinical outcomes across the clinical trial sites performing both trials.
•	There were no differences at baseline in age, sex, time from injury, amount of previous physical therapy, level of disability or adherence to therapy in each of the treatment groups.
•	The difference in therapeutic effect noted between high and low frequency pulse groups may suggest that there was an independent device effect.

Regulatory Status Worldwide

Canadian Regulatory Status: mmTBI and MS

On October 17, 2018, we received our Canadian marketing authorization from Health Canada allowing us to commercialize the PoNS device in Canada for use as a short-term treatment (14 weeks) of balance deficit due to mmTBI.

On March 18, 2020, we received our Canadian marketing authorization from Health Canada allowing us to commercialize the PoNS device for the treatment of gait deficit in patients with mild and moderate MS symptoms. Our market MS authorization application comprised objective statistical evidence as well as independently reviewed clinical research analysis. We believe this label expansion will significantly expand our addressable market opportunity in Canada to include a patient population that is motivated to pursue treatment options which may resolve or delay the progression of MS gait deficit symptoms.

US Regulatory Status: MS

In March 2020, we announced that based on the quality of the data included in our MS submission package to Health Canada and the significant unmet needs of those afflicted with MS, we are prioritizing the MS indication as the pathway to pursue our first U.S. clearance of the PoNS device. We believe the existing published data and real-world evidence with use of the PoNS for the treatment of gait disorder in patients with MS are sufficient to demonstrate a favorable risk/benefit profile, as required for de novo classification and clearance to enable US marketability. Novel treatments for MS are highlighted as a specific target of the FDA as a high unmet medical need disease.

On May 7, 2020 we received Breakthrough Designation for the PoNS device as a potential treatment for gait deficit due to symptoms of MS, to be used as an adjunct to a supervised therapeutic exercise program. The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and de novo classification and clearance, consistent with FDA’s mission to protect and promote public health.

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

On October 19, 2020, we announced that we received a request for additional information from the FDA related to the Company’s request for de novo classification and clearance of the PoNS device. During the substantive review phase of a request for de novo classification and clearance, FDA may request additional information in order to obtain information necessary for the FDA to continue or complete its review and, in such instances, places its review on hold until the requested information is submitted. The FDA’s request for additional information was received approximately 75 days from the submission date, which is consistent with FDA’s expected timing for review of a Breakthrough Designated product in the de novo pathway, such as the PoNS device. The FDA’s request for additional information included requests for additional analysis of clinical data and proposed certain labeling modifications. On January 11, 2021, we announced that we submitted our formal response to the FDA’s request for additional information.

On January 14, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued the final rule (CMS-3372-F), 42 C.F.R. § 405.603 on the new Medicare coverage pathway referred to as Medicare Coverage of Innovative Technology, or MCIT, for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. To be eligible for coverage through MCIT, the breakthrough device must be used for the FDA approved or cleared indication(s) for use and receive FDA clearance. Manufacturers will be able to opt in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization, but coverage will only be valid for four years from market authorization regardless of opt in date. At the end of the four year period, manufacturers are expected to have obtained coding for the specific product which can then be used as the reimbursement pathway for commercial payers. We are working to understand current Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

US Regulatory Status: mmTBI

Our U.S. regulatory strategy initially focused on pursuing de novo classification and clearance of the PoNS device from the FDA for the treatment of balance deficit due to mmTBI.

We submitted a request for de novo classification and clearance of the PoNS device to the FDA for this indication in August 2018. This request was supported by data from two of our clinical trials in mmTBI, including our registrational trial, TBI-001.

In April 2019, we announced the FDA had completed its review and had denied our request for de novo classification and clearance of the PoNS device for the treatment of balance deficit due to mmTBI. In reaching its conclusion, the FDA noted, via a denial letter, that although the safety profile of the PoNS device is acceptable, the FDA did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy on the improvements from baseline. The FDA noted that we could generate additional data to address its concerns and resubmit our application.

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

Prior to the COVID-19 pandemic, our expectation was that we would move forward with the revised protocol and estimated that enrollment would begin in April 2020 with the completion of the trial and submission to the FDA in the second quarter of 2021.  However, the launch of the TBI-002 trial has been temporarily suspended, and we are evaluating our options for funding and timing to commence the trial or potentially looking at other indications, including stroke, cerebral palsy, Parkinson’s disease, baby boomers balance, and neurological wellness.

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

Australian Regulatory Status

In the third quarter of 2019, we initiated the submission of our application to the TGA. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. We are currently awaiting additional feedback from the TGA on our application.

Partnerships and Agreements

U.S. Army Partnership

Between 2013 and 2015, we entered into a series of agreements with the U.S. Army to determine if the PoNS Treatment could be developed for commercial use in the treatment of service members with balance deficit related to mmTBI, or the U.S. Army Agreement. Under the U.S. Army Agreement, we were the sole regulatory sponsor and oversaw and executed all required clinical studies. The U.S. Army reimbursed us for the initially budgeted costs related to the registrational clinical trial of the safety and effectiveness of the PoNS Treatment for balance deficits related to mmTBI, up to a maximum amount of $3.0 million.

In November 2018, the U.S. Army Combat Capabilities Development Command Army Research Laboratories, or Army Laboratories, notified us of their intention to terminate the Master Cooperative Research and Development Agreement, or the CRADA, effective December 31, 2018.  In December 2018, the U.S. Army notified us that it was amending the U.S. Army Agreement to provide that our obligations under the contract were satisfied upon our submission of an application for marketing authorization of the PoNS device to the FDA.

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

On October 30, 2019, we and HTC entered into a Share Purchase Agreement, or the SPA, whereby we, through our wholly owned subsidiary, acquired Heuro from HTC.  Under the terms of the SPA, total consideration of approximately $1.6 million was paid to HTC, which included (1) the repayment to HTC for their investment in the set-up of Heuro’s initial commercial infrastructure including the establishment of five authorized PoNS clinics across Canada, (2) the current market value of 55 PoNS devices which we also are to provide to HTC under the SPA, (3) the CAD$750 thousand receivable from the September 2018 strategic alliance agreement and (4) the sale of exclusivity rights granted to HTC in the Co-Promotion Agreement, as defined below, to provide PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia.

In connection with the Share Purchase Agreement, on October 30, 2019, we entered into a Clinical Research and Co-Promotion Agreement with HTC, or the Co-Promotion Agreement, whereby each company will promote the sales of the PoNS Treatment and the NeuroCatchTM device throughout Canada. This co-promotion arrangement terminates upon the earlier of the collection of data from 200 patients in Canada and December 31, 2020. The co-promotion arrangement terminated on December 31, 2020. Also, subject to certain terms and conditions, we granted to HTC the exclusive right to provide the PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from us and on terms no less favorable than the then-current standard terms and conditions. This exclusivity right has an initial term of ten years, renewable by HTC for one additional ten year term upon sixty days’ written notice to us.

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

In connection with the agreement, A&B agreed to provide us with a $7.0 million funding commitment, consisting of an initial $2.0 million convertible promissory note and a $5.0 million funding commitment. On October 9, 2015, we received the conversion notice on the promissory note and, on November 10, 2015, we issued 11,904 shares of common stock at a price of $168.00 per share and 5,952 warrants exercisable at $252.00 per share for a period of three years from the date of issuance. On December 29, 2015, we drew down the $5.0 million funding commitment through the January 7, 2016 issuance of 31,746 shares of common stock at a price of $157.50 per share and 15,873 warrants exercisable at $236.25 per share for a period of three years from the date of issuance. In November 2017, A&B exercised 5,952 warrants at a price of $252.00 per share and we received gross proceeds of $1.5 million. During the first quarter of 2018, A&B exercised its remaining 15,873 warrants at a price of $236.25 per share and we received gross proceeds of $3.8 million.

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

On December 29, 2017, we selected Key Tronic Corporation, or Key Tronic, as our contract-manufacturing partner for the PoNS device after a competitive selection process. The commercial design of the PoNS device is manufactured and assembled at Key Tronic’s facilities located in Oakdale, Minnesota. Key Tronic manufactured devices for engineering and design verification testing and for our FDA submission as well as commercial devices for launch inventory.  Key Tronic has multiple locations across the United States, Mexico and China with back-up manufacturing capabilities to help mitigate the risk of a single source provider. We remain ultimately responsible for the compliance of our submissions and products, and activities performed on our behalf.

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

In February 2019, we entered into an agreement with McKesson Specialty Care Distribution LLC, or McKesson, pursuant to which McKesson will provide a comprehensive array of logistical, account management and related distribution services for the commercialization of the PoNS device in the United States. This agreement was terminated in the second quarter of 2019 following the FDA’s denial of our request for de novo classification and clearance of the PoNS device for mmTBI.

Commercialization

Canadian Commercialization Efforts

From a real-world results perspective, in Canada thus far, the collective experience of our patients that have completed the 14-week PoNS Treatment have been encouraging. Consistent with what we saw in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial MS and TBI patients are demonstrating improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. The majority of patients have a mean patient adherence to treatment of over 90% and showed significant improvement in their balance and gait with a meaningful clinical difference at the end of their treatment. The consistency of the patient results from our initial commercial experience supports our plans to expand access PoNS Treatment in Canada.

March 2019 marked the commercialization of our PoNS Treatment in Canada, where PoNS became the first and only device authorized by Health Canada for the treatment of balance deficit due to mmTBI. Throughout 2019, we made important progress in advancing and refining our commercialization strategy in Canada building access, awareness and credibility for the PoNS Treatment.  These efforts, which were led by our local Canadian commercial team, included the establishment of our authorized clinic network throughout Canada, launching digital marketing campaigns, and building key opinion leader and advocacy networks.

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

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. In the first two months of 2020, we authorized 7 new clinic locations for a total of 14 clinic locations to provide PoNS Treatment across Canada. As of June 30, 2020, we had 20 clinic locations which we increased to 22 clinic locations as of September 30, 2020 and to 31 clinic locations as of December 31, 2020. Beginning in 2021, in addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these 31 clinics. Sales performance in Canada continues to be impacted by the COVID-19 pandemic due to the space restrictions that the provincial governments have imposed as well as the risk tolerance of patients and therapists.

In collaboration with Toronto Rehabilitation Institute (part of University Health Network) we are continuing our clinical experience program, the results of which we will look to publish in 2021.

We continue to refine our go-to-market pricing model based on direct market feedback. Our modified pricing approach is focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment. We have also experimented with various promotional pricing programs resulting in lower unit prices for both PoNS system purchases and mouthpieces in order to increase access to the PoNS treatment and drive market awareness which we expect to result in an increase in the volume of units sold, which was seen in the second half of 2020 when compared to the second half of 2019. We intend to keep the promotional pricing in place at least through the first half of 2021.

The value dossiers for mmTBI and MS that were created in mid-2020 to fully demonstrate in both scientific and financial terms, the merits of PoNS Treatment for claimants are now being implemented along with submissions from clinics on behalf of their patients. The dossier is provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI continues to focus on the auto collision insurance and workers’ compensation, or WC, market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits.

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

U.S. Pre-Commercialization Activities

In the United States, the PoNS device is an investigational device pending our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS, to be used as an adjunct to a supervised therapeutic exercise program which was submitted on August 4, 2020.

In this pre-commercial phase, we are working on the development of our commercial strategy focused on working with CMS on attaining four years of Medicare coverage under the MCIT pathway for PoNS as a breakthrough designated device, attaining distribution licenses and beginning to build relationships with key large neurorehabilitation centers, which focus on treatment of MS patients. We continue to generate important data on outcomes of the PoNS Treatment gathered from Real World Evidence generated from treatment of patients in Canada and ensuring that our scientific data is presented at many of the key national and international neurology and neuromodulation meetings. We believe this scientific dissemination will begin to pave the way to establishing the PoNS Treatment as the standard of care for the treatment of MS-related gait deficit following FDA marketing authorization, if received.

U.S. Clinical Experience Programs

In 2018, we initiated a series of clinical experience programs, or CEPs, to prepare for a potential U.S. commercial launch.  Originally, our CEPs were designed learn from and build relationships with large key neurorehabilitation clinics, train and certify physical therapists and generate health economic, return-to-work and clinical data to inform our payer strategy.

Overall, we enrolled five clinic centers in the U.S. to carry out the CEPs: the Ohio State University Wexner Medical Center, a leading neurorehabilitation center located in Columbus, OH; Northwell Health’s Feinstein Institute for Medical Research in Manhasset, NY; Oregon Health & Science University in Portland, OR; Kessler Institute for Rehabilitation and Kessler Foundation in Hanover, NJ; and the Baylor Research Institute in Dallas, TX.

Based on receipt of Canadian marketing authorization of our PoNS device earlier than anticipated, we were able rely on our early Canadian commercialization activities to provide us with the health economic, return-to-work and clinical data that we had planned to generate in the CEPs.

While we cancelled the CEP programs during 2019 after the denial by FDA for the mmTBI indication, we have maintained solid relationships with the U.S. sites and expect several to become clinical trial sites for TBI-002, if pursued based on the availability of funding.

U.S. Commercialization

To commercialize the PoNS Treatment in the United States following FDA marketing authorization, if received, we plan to target a subset of neurorehabilitation centers that have been profiled as early adopters to develop a network of PoNS certified neurorehabilitation centers that will be trained to deliver the PoNS Treatment.  Care of patients with MS is concentrated in major neurorehabilitation centers that often have a network of outpatient rehabilitation clinics, where most of the PoNS Treatment will take place.  We believe that a small, specialty sales force, calling on new technology review boards for trial and in-house physicians, neurologists, physiatrists and physical therapists, will be sufficient to drive trial and adoption of the PoNS Treatment in certified neurorehabilitation centers.  Importantly, this focused strategy will also allow us to inspect whether we are generating patient outcomes similar to those seen in our clinical trials.

We are planning to pursue Medicare coverage for PoNS under the CMS voluntary MCIT program within the Durable Medical Equipment, or DME, benefit category. While there are no currently applicable Healthcare Common Procedure Coding System, or HCPCS, codes to describe the PoNS system or Mouthpiece, our expectation is that we will use miscellaneous codes – E1399

(Miscellaneous durable medical equipment) and A9999 (Miscellaneous DME supply or accessory, not otherwise specified) until specific HCPCS codes are created. We intend to apply for a unique HCPCS code upon FDA authorization, if received, based on timing of our anticipated clearance. We also intend to provide broad access and reimbursement for the PoNS Treatment over time through Commercial insurers. At launch, prior to the initiation of CMS or broad payer coverage, we anticipate the primary source of sales will be self-pay patients.  We will support the cost of the PoNS Treatment by collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate at least a 24-month window to obtain broad coverage and reimbursement among government and private payers.  We plan to work in parallel with non-traditional payers, such as WC, auto insurance and the military, by engaging with them and providing them with relevant health economic and return-to-work data obtained through our Canadian commercial experience.

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

Commercialization in Other Markets

We submitted an application for a CE Mark in December 2018.  In preparation for our launch in the United Kingdom, or UK, and the EU, we entered into a consulting agreement with a UK-based company with expertise in the development of new services in the healthcare industry to leverage local market insights to develop a comprehensive commercialization strategy and tactical plan for launch of the PoNS Treatment in the UK. As previously described, in August 2019, we withdrew our application from the EU marketing and will revisit our UK and EU commercialization upon receipt of marketing clearance.

We submitted an application to the TGA in Australia during the third quarter of 2019. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. We are currently awaiting additional feedback from the TGA on our application. We are working with consultants in Australia with expertise in market development to build our go-to-market strategy.

We also have marketing authorization to commercialize the PoNS Treatment in Russia and Uzbekistan. To date, we have not delivered any commercial devices in any of these territories and we will re-evaluate our strategic opportunities again at a later point in time.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The Company’s business, results of operations and financial condition have been adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures have been able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, they are all currently operating at reduced capacity within provincial guidelines, which limited operations to 50% capacity during the second half of 2020. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. We have expanded our services to include remote training and treatment, but the long-term viability of these remote programs is still being assessed. In addition, the resurgence of COVID-19 cases across Canada in the fourth quarter of 2020 has led to further restrictions on clinic activities.

Additionally, while we do not currently have any clinical trials underway, we are running clinical experience programs in Canada and have experienced delays in the programs as trial participant attendance has generally decreased as a result of the pandemic, and clinics and clinical research sites have experienced delays and difficulties in recruiting and re-hiring clinical site staff, leading to further delays in the development and approval of the Company’s product candidate. As noted above, prior to the COVID-19 pandemic, our expectation was that we would move forward with the launch of our TBI-002 trial and we had estimated that enrollment would begin in April 2020 with the completion of the trial and submission to the FDA in the second quarter of 2021. The launch of the TBI-002 trial has been temporarily suspended and we are evaluating our options for funding and timing to commence the trial, while also evaluating the potential pursuit of other indications.

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

Coverage and Reimbursement

Canadian Reimbursement

We believe that non-traditional payers may be among the earliest to provide coverage and reimbursement for the PoNS Treatment. Therefore, we are considering focusing initially on gaining coverage for the PoNS Treatment through WC payers. WC is an entitlement for injured workers, and payers are responsible for both medical and indemnity claims. Because these payers are responsible for both medical expenses and lost wages, they have an incentive to seek ways to help injured workers to return to work.  As part of our commercial treatment program in Canada, we will collect both outcomes and return to work data, which we plan to utilize with WC payers to demonstrate both the clinical and economic value associated with the PoNS Treatment.

U.S. Reimbursement

With the clearance of the PoNS device for FDA marketing authorization, if received, we plan to engage with select payer segments to obtain coverage and reimbursement for the PoNS Treatment. We intend to combine evidence from our clinical trials and real-world experience from commercial clinics in Canada, to demonstrate the value proposition of the PoNS Treatment to payers and support favorable coverage and reimbursement decisions.

We believe that the CMS Medicare coverage pathway, MCIT, for FDA-designated breakthrough medical devices will be our primary initial pathway for MS. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. Once we are able to secure reimbursement through the MCIT pathway, we expect this will increase engagement with commercial payers to accelerate coverage.

Similarly, military payers have an interest in reducing both medical costs and shortening the time to return to work for people who were injured while serving our country. We are working toward establishing relationships with thought leaders affiliated with the Department of Defense and Veterans Affairs, and will focus on obtaining reimbursement through this payer segment upon clearance for mmTBI, if received.  We anticipate that the same clinical and economic evidence that we will use with WC payers will also help to support gaining coverage and reimbursement for the PoNS Treatment military payers.

Competition

The neurostimulation market is predominantly comprised of invasive technologies that are not directly competitive with our technology. Our competitors in the industry are predominantly large, publicly-traded companies that have a history in the market, have significantly easier access to capital and other resources and have an established product pipeline. The combined clinical research and product development done by the industry, including by us and all of our competitors, is uncovering the beneficial effects of neurostimulation which now establishes neuromodulation as a valid and scientifically supported approach to the treatment of neurological conditions, and accordingly, we expect for competition in the non-invasive space to grow in the future.

However, we believe that we will have the first-mover advantage in the non-invasive neurostimulation space.

We believe that the PoNS Treatment introduces an innovative target and method of stimulation, because targeting the tongue for neurostimulation provides several advantages that competitively distinguish the PoNS Treatment, which are discussed below.

Advantages of the PoNS Treatment

We believe that the PoNS Treatment offers the following benefits over existing neurostimulation technologies:

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

•

Unlike deep brain stimulation devices, implantable vagal nerve devices and other invasive forms of electrical stimulation, the tongue allows for neurostimulation to be delivered non-invasively and portably. This opens the door for the integration of neurostimulation with a wide range of therapies previously unexplored for neurological rehabilitation.

Intellectual Property

Licensed Intellectual Property

Pursuant to the Second Amended and Restated Patent Sub-License, or the Sublicense Agreement, dated June 6, 2014 entered into between Advanced NeuroRehabilitation LLC, or ANR, and HMI, ANR has granted HMI a worldwide, exclusive license to make, have made, use, lease and sell devices utilizing certain patent applications, which are collectively referred to as the “Patent Pending Rights.” The Patent Pending Rights relate to the PoNS device and include the following patents and patent applications, which cover a device that noninvasively delivers neurostimulation through the skin or intra-orally to the brain stem via various nerves including the trigeminal and facial nerves:

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

Company Owned Intellectual Property

As of March 9, 2021, we have filed 36 U.S. patent applications related to various technical and ornamental aspects of the PoNS device: 17 non-provisional patent applications that describe various technical features in the current version device and 19 design patent applications describing various ornamental designs. We are the sole assignee for these 36 U.S. patent filings. In addition to the first issued patent (U.S. Patent No. 9,072,889), the USPTO has issued 13 utility patents and 20 design patents as summarized in the table below:

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
14/558,768	12/3/2014	Issued	9,072,889	7/7/2015	Utility patent covering overall system design, including controller and mouthpiece
14/559,123	12/3/2014	Issued	9,272,133	3/1/2016	Utility patent covering strain relief mechanisms for the connection between the mouthpiece and the controller
14/558,787	12/3/2014	Issued	9,227,051	1/5/2016	Utility patent covering shape of the mouthpiece
14/558,789	12/3/2014	Issued	9,283,377	3/15/2016	Utility patent covering center of gravity of the mouthpiece
14/559,080	12/3/2014	Issued	9,415,209	8/16/2016	Utility patent covering structural support of the mouthpiece
14/559,105	12/3/2014	Issued	9,415,210	8/16/2016	Utility patent covering glue wells of the mouthpiece
14/727,100	6/1/2015	Issued	9,616,222	4/11/2017	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
14/558,775	12/3/2014	Issued	9,981,127	5/29/2018	Utility patent covering aspects of the controller
14/558,784	12/3/2014	Issued	9,789,306	10/17/2017	Utility patent covering authentication techniques
14/559,045	12/3/2014	Issued	9,993,640	6/12/2018	Utility patent covering the locators of the mouthpiece
14/559,118	12/3/2014	Issued	9,656,060	5/23/2017	Utility patent covering methods of manufacturing the mouthpiece
15/484,077	4/21/2017	Issued	10,258,790	4/16/2019	Utility application covering overall system design, including controller and mechanical details of the mouthpiece
15/602,055	9/5/2017	Issued	10,463,850	11/5/2019	Utility application covering methods of manufacturing the mouthpiece
16/005,624	6/11/2018	Issued	10,709,887	7/14/2020	Utility patent application covering methods of placing a mouthpiece in a patient’s mouth prior to engaging in NINM
16/384,016	4/15/2019	Pending	N/A	N/A	Utility patent application covering overall system design, including controller and mechanical details of the mouthpiece, where controller and mouthpiece communicate wirelessly
16/376,595	4/5/2019	Pending	N/A	N/A

Utility patent application covering non-invasive neurostimulation of a subject’s oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance a subject’s proficiency in the exercise

29/510,741	12/3/2014	Issued	D750264	2/23/2016	Design patent covering an alternative version of the current PoNS device (over-ear double boom design)
29/510,742	12/3/2014	Issued	D749746	2/16/2016	Design patent covering an alternative version of the current PoNS device (overhead minimal interference design)
29/510,743	12/3/2014	Issued	D752236	3/22/2016	Design patent covering system design used in the current PoNS device
29/510,745	12/3/2014	Issued	D750265	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
29/510,754	12/3/2014	Issued	D750794	3/1/2016	Design patent covering the controller used in the PoNS device
29/510,755	12/3/2014	Issued	D751215	3/8/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,746	12/3/2014	Issued	D750266	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,749	12/3/2014	Issued	D750268	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,747	12/3/2014	Issued	D751213	3/8/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,748	12/3/2014	Issued	D750267	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,750	12/3/2014	Issued	D753315	4/5/2016	Design patent covering mouthpiece used in the current PoNS device
29/510,751	12/3/2014	Issued	D751722	3/15/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,752	12/3/2014	Issued	D752766	3/29/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,753	12/3/2014	Issued	D753316	4/5/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,744	12/3/2014	Issued	D760397	6/28/2016	Design patent covering alternative system design used in the current PoNS device
29/510,756	12/3/2014	Issued	D759830	6/21/2016	Design patent covering alternative system design used in the current PoNS device
29/681,984	2/28/2019	Issued	D891084	7/28/2020	Design patent covering mouthpiece retainer case design used in the current PoNS device
29/681,990	2/28/2019	Issued	D894601	9/1/2020	Design patent covering carry case design used in the current PoNS device
29/682,001	2/28/2019	Issued	D907,221	1/5/2021	Design patent covering alternative system design used in the current PoNS device

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

Our PoNS device is likely to be regulated as a Class II medical device. We therefore utilized the de novo classification process to seek classification and U.S. marketing authorization for the PoNS device for gait deficit in MS, because there is no predicate cleared or approved by the FDA for commercial distribution and no existing classification decision by the FDA for such a device.

If the FDA requires us to go through a lengthier, more rigorous examination for the PoNS device for gait deficit in MS, introducing the product could be delayed or canceled, which could cause our commercial launch for the PoNS device for gait deficit in MS in the United States to be delayed or to not occur. In addition, the FDA may determine that the PoNS device requires the more costly, lengthy and uncertain PMA process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorizations for the PoNS device in MS, the FDA may require us to submit a PMA application, which is generally more costly and uncertain and can take from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. Further, even with respect to those future products where a PMA may not be required, we cannot be certain that we will be able to obtain 510(k) clearances with respect to our PoNS device.

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

De novo Classification Process

If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because no predicate device to which it is substantially equivalent can be identified, the device is automatically classified into Class III. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA was required to classify the device within 120 days following receipt of the de novo application. If the manufacturer sought reclassification into Class II, the manufacturer was to include a draft proposal for special controls necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. The FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

We utilized the de novo classification process to request our marketing authorization for the PoNS device for gait deficit in MS, and we plan to seek Class II classification. In order to be placed in Class II, the FDA would need reasonable assurance of safety and effectiveness of the PoNS device. Under Class II, general controls (e.g., premarket notification) and special controls (e.g., specific performance testing) would be applicable.

Obtaining FDA marketing authorization, de novo classification and clearance, or approval for medical devices is expensive and uncertain, generally takes several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization for commercial distribution. Even if we were to obtain regulatory authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the FTC and by state regulatory and enforcement authorities.  Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes.  In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. If the FDA determines that promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that modification of promotional materials or subject a company to regulatory or enforcement actions.  It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Healthcare providers, physicians, and third party payers will play a primary role in the recommendation and use of any products for which we obtain marketing approval. Our future arrangements with third party payers, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any device for which we obtain marketing approval. In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. The applicable laws and regulations include the federal health care programs Anti-Kickback Statute, or AKS, and the federal Civil False Claims Act.

The AKS makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, or order of a particular device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it.

The Federal Civil False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,463 and $22,927 (adjusted annually for inflation) for each separate false claim and the potential for exclusion from participation in federal healthcare programs. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal AKS also are deemed false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.

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
•

labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit on the promotion of products for unapproved or “off-label” use and impose other restrictions on labeling including truthfulness and accuracy;

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

Australia

We submitted our application for marketing authorization to the TGA during the third quarter of 2019. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. We are currently awaiting additional feedback from the TGA on our application.

Third-Party Payer Coverage and Reimbursement

Significant uncertainty exists as to whether coverage and reimbursement of the PoNS Treatment will develop; but we intend to seek reimbursement through private or governmental third-party payers in the future. In both the United States and foreign markets, our ability to commercialize the PoNS device successfully, and to attract commercialization partners for the PoNS device, depends in part on the availability of adequate financial coverage and reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the CMS, through local contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured, and it is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations or other guidelines that govern its individual program. Each payer, whether governmental or private, has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. On January 12, 2021, the CMS stated that it is finalizing a new Medicare coverage pathway, MCIT, for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. The competitive position of the PoNS device will depend, in part, upon the extent of coverage and adequate reimbursement for such product and for the procedures in which such product is used. Prices at which we or our customers seek reimbursement for the PoNS device can be subject to challenge, reduction or denial by the government and other payers.

In the event we do receive approval for third-party or government reimbursement for our product, the marketability of such product may suffer if the government and commercial third-party payers fail to provide adequate coverage and reimbursement. An emphasis on cost containment measures in the United States has increased and we expect it will continue. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained if and when we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

State and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our product candidate for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

In addition, in some foreign countries, the proposed pricing for a medical device must be approved before it may be lawfully marketed. The requirements governing medical device pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medical devices for which their national health insurance systems provide reimbursement and to control the prices of medical devices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our medical device to other available therapies in order to obtain or maintain reimbursement or pricing approval. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be priced significantly lower. Publication of discounts by third-party payers or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our medical device is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our medical devices in those countries would be negatively affected.

Data Privacy and Security Laws; Breaches

Medical device companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.  Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Personally identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to PHI, than HIPAA, and many of which differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation.  For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, many of the more ambiguous provisions of the CCPA have yet to be fully interpreted and applied, and numerous amendments have been proposed and are working their way through legislature. Consequently, the CCPA currently presents many compliance questions that remain unresolved. The CCPA may increase our compliance costs and potential liability. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment.

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

Our Corporate History Highlights

Formation and Arrangement with Boomerang Oil, Inc.

We were originally incorporated in British Columbia, Canada on March 13, 2014 under the British Columbia Business Corporations Act, or the BCBCA, as “0996445 B.C. Ltd.” On March 25, 2014, and amended on April 8, 2014, we entered into an arrangement agreement with Boomerang Oil, Inc. (formerly known as 0922327 B.C. Ltd.) and 0995162 B.C. Ltd. to reorganize the business structure of such three entities in such a manner which would allow Boomerang Oil, Inc. to spin us out to become an independent entity that is a reporting issuer in Canada and for us to complete a reverse take-over of 0995162 B.C. Ltd. As a result of the arrangement agreement, we became a reporting issuer in the provinces of British Columbia and Alberta. In addition, the arrangement resulted in 0995162 B.C. Ltd. becoming our wholly owned subsidiary. The assets of 0995162 B.C. Ltd. consisted of cash and 0995162 B.C. Ltd.’s interest in a letter agreement pursuant to which it had agreed to acquire all of the outstanding shares of HMI, a Delaware corporation, and to seek a listing on a recognized stock exchange.

Reincorporation in Wyoming

On May 23, 2014, we changed our name to “Helius Medical Technologies, Inc.” and filed articles of continuation with the Wyoming Secretary of State office to reincorporate from being a corporation governed by the BCBCA to a corporation governed by the Wyoming Business Corporation Act.

Acquisition of NeuroHabilitation Corporation and Concurrent Financing

On June 13, 2014, we completed the acquisition of NeuroHabilitation Corporation, or NHC, by way of an agreement and plan of merger. We refer to this transaction as the Reverse Merger. Pursuant to the agreement and plan of merger, HMT Mergersub, Inc., our wholly owned subsidiary, merged with and into NHC with NHC as the surviving corporation. In connection with the Reverse Merger, we issued an aggregate of 201,714 shares of our common stock to the former shareholders of HMI. The Reverse Merger was deemed to be a capital transaction in substance and recorded as a reverse recapitalization of NHC whereby NHC is deemed to be the continuing, surviving entity for accounting purposes, but through reorganization, has deemed to have adopted the capital structure of Helius. On December 21, 2018, NHC changed its name to Helius Medical, Inc.

In connection with the Reverse Merger, we completed a non-brokered private placement financing of $7.02 million (CAD$7.62 million) by issuing 87,085 subscription receipts. Pursuant to its terms, each subscription receipt automatically converted into one unit upon satisfaction of certain escrow release conditions, which had been satisfied. Each unit consisted of one share of our common stock and one-half of one share purchase warrant with each whole warrant being exercisable at CAD$175.00 per share for a period of two years.

Change in Functional Currency

Prior to April 1, 2018, our functional currency was the Canadian dollar, or CAD$. We re-assessed our functional currency and as of April 1, 2018, our functional currency changed from the CAD$ to the U.S. dollar based on management’s analysis of changes in the primary economic environment in which we operate. The change in functional currency was accounted for prospectively from April 1, 2018 and financial statements prior to and including the period ended March 31, 2018 were not restated for the change in functional currency.

Reincorporation in Delaware

On June 28, 2018, at our 2018 Annual Meeting of Shareholders, our shareholders approved our reincorporation from the state of Wyoming to the state of Delaware. On July 20, 2018, we completed the reincorporation to the state of Delaware.

Formation of Helius NeuroRehab Inc.

In January 2019, we formed Helius NeuroRehab, Inc., or HNR, a Delaware corporation, which is a wholly owned subsidiary of Helius Medical Technologies, Inc. to operate a clinic focusing on the delivery of PoNS Treatment to patients with balance and gait disorders if and when FDA clearance is received.

Formation of Helius Canada Acquisition Ltd. and Acquisition of Heuro Canada Inc.

On October 10, 2019, we formed HCA, a company incorporated under the federal laws of Canada, which is a wholly owned subsidiary of HMC, a company incorporated under the federal laws of Canada. On October 30, 2019, we acquired Heuro, a company incorporated under the federal laws of Canada, as a wholly owned subsidiary of HCA, from HTC.

Listing of our Common Stock

Following our Reverse Merger, we obtained approval of the listing of our common stock on the Canadian Securities Exchange, or CSE, on June 23, 2014. On April 18, 2016, our common stock was listed on the TSX under the symbol “HSM.” At the same time, we delisted our common stock from the CSE. The Company’s common stock also began trading on the OTC Markets, or OTCQB, under the ticker symbol “HSDT” on February 10, 2015. On April 11, 2018, our common stock began trading on the Nasdaq Capital Market under the ticker symbol “HSDT” and ceased to trade on the OTCBQ.

On March 23, 2020, we received notice from the Staff of Nasdaq (the “Staff”) that the bid price for our common stock had closed below $1.00 per share for the prior 30-consecutive business day period and that we had been granted a 180-day grace period, through September 21, 2020, to regain compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). Thereafter, on April 17, 2020, we received an additional notice from the Staff indicating that Nasdaq had temporarily stayed enforcement of the

Minimum Bid Price Rule through June 30, 2020 and, accordingly, the 180-day grace period applicable to the Company would not expire until December 3, 2020.

On December 4, 2020, we received notice from the Staff indicating that we were not eligible for an additional 180 day extension to meet the Minimum Bid Price Rule. As a result, the Staff determined that our securities would be subject to delisting unless we timely requested a hearing before the Panel. We timely submitted a request for a hearing before the Panel, which request stayed any suspension or delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires. On January 15, 2021, we received notice from the Staff that our bid price deficiency had been cured, and that we were in compliance with all applicable listing standards, and so the scheduled hearing before the Panel was cancelled.

Reverse Stock Splits

Effective after the close of business on January 22, 2018, we completed a 1-for-5 reverse stock split of our common stock. All share and per share amounts in this Annual Report have been reflected on a post-split basis.

At a special meeting of our stockholders on December 28, 2020, our stockholders approved a reverse split of our outstanding common stock at a ratio in the range of 1-for-5 to 1-for-35 to be determined at the discretion of our board of directors, whereby each outstanding 5 to 35 shares would be combined, converted and changed into 1 share of our common stock, to enable us to comply with Nasdaq’s continued listing requirements.

Following such meeting, our board of directors approved a final reverse stock split ratio of 1-for-35, and we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the reverse stock split. The reverse stock split was effective as of 5:00 pm Eastern Time on December 31, 2020, and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market and Toronto Stock Exchange on January 4, 2021. The reverse stock split did not change the par value of our stock or the authorized number of common or preferred shares. All share and per share amounts for all periods presented in this Annual Report have been retroactively adjusted for the reverse stock split effected on December 31, 2020.

Corporate Information

Our principal executive offices are located at 642 Newtown Yardley Road, Suite 100, Newtown, PA 18940 and our telephone number is 215-944-6100. We maintain a corporate website at www.heliusmedical.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as its reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into this Annual Report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Human Capital Resources

As a neurotechnology company focused on neurological wellness through the development, licensing or acquisition of non-invasive technologies targeted at reducing symptoms of neurological disease or trauma, our human capital is important to the long-term success of our company.

Our People. We believe our diverse workforce is comprised of engaged individuals with appropriate qualifications and competencies to support our growth. Our senior management team has an average of over 25 years of experience in the health sciences industry with recognized leadership expertise in their functional areas.

Given the change in our United States regulatory timeline in 2019, we prioritized our resources to support our resubmission to the FDA and commercialization efforts in Canada. As a result, in April 2019, we reduced our workforce by over 30% to scale back the staff that was hired to prepare for our commercial launch in the United States while maintaining the necessary distribution, regulatory and quality system infrastructure to support our commercial launch in Canada. As of December 31, 2019, we had 19 full time employees and four consultants. During 2020, we maintained a similarly sized workforce, and as such, as of December 31, 2020, we had 19 full time employees, no part time employees, two full time consultants and five part time consultants.

None of our employees were covered by collective bargaining agreements. We have not experienced any interruptions of operations due to disputes with our employees.

Talent Acquisition, Development and Retention. Hiring, developing, and retaining high-performing employees is important to our operations and we are focused on creating experiences that foster growth, performance and retention. Retaining and acquiring the right talent in this competitive environment, particularly at speed and scale, will continue to be a priority if we obtain FDA de novo classification and clearance of the PoNS device. Our workforce reflects talent from diverse perspectives.

Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health benefits to eligible employees.

ITEM 1A.	RISK FACTORS

RISK FACTORS

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Annual Report. Any of the risks and uncertainties set forth herein could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price or value of our securities. Additional risks not currently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. As a result, you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Capital

We have incurred substantial net losses since our inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred substantial net losses since our inception. For the years ended December 31, 2020 and 2019, we incurred a net loss of $14.1 million and $9.8 million, respectively, and used cash in operations of $11.7 million and $21.0 million, respectively. We have an accumulated deficit of $118.9 million as of December 31, 2020. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, stock-based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. While we have received a medical device license from Health Canada to market the PoNS device in Canada, and even if we are successful in obtaining marketing authorization from the FDA in order to launch our PoNS device in the United States or additional foreign regulatory authorities to launch outside of the United States, we expect to continue to incur substantial losses for the foreseeable future as we continue to research and develop and seek regulatory marketing authorization for our product candidate.

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

From our inception through December 31, 2020, we have generated over $2.0 million in revenue from the commercial sales of products or services. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stock and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, we believe our ability to generate significant revenue in the future will be dependent upon the receipt of FDA marketing authorization of the PoNS device.

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Annual Report. While we had $3.3 million of cash as of December 31, 2020 and received net proceeds of $10.9 million in the aggregate from the exercise of outstanding warrants and the issuance and sale of common stock and warrants in a public offering subsequent to December 31, 2020, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we will require additional financing to fund our operations beyond the beginning of the first quarter of 2022. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures.

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

Our operations to date have principally been financed by public and private offerings of our common stock and convertible debt and exercises of options and warrants and, since inception, we have raised $118.9 million in gross proceeds from equity financings. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidate, future revenue streams, research programs or product candidate, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidate or our preclinical product candidates, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2020 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. We believe our existing capital resources will be sufficient to fund our operations into the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we: invest in marketing and distribution capabilities in support of potentially commercializing our PoNS device in the U.S., if approved; make improvements to our manufacturing process and product design; launch the TBI-002 trial or conduct other trials of the PoNS device; pursue further regulatory approvals; maintain, expand and protect our intellectual property portfolio; and add additional personnel. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We currently have no products authorized for commercial distribution in either the United States, Europe or Australia, or in any other country outside of Canada. We are developing the PoNS device for use in the neuromodulation market, but we cannot begin marketing and selling the device in the United States, Europe or Australia until we obtain applicable authorizations from the FDA, European Union (Notified Body) or Therapeutic Goods Administration in Australia, respectively. While we have submitted applications for regulatory marketing authorization in the United States and Australia, the process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product candidate or rejection of a regulatory application altogether.

In April 2019, the FDA declined our request for de novo classification of the PoNS device for use to improve balance in patients with mmTBI. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. In October 2019, we had a pre-submission meeting where the FDA provided feedback needed to help complete the design of a new clinical trial intended to address the FDA’s request for a trial that demonstrates the benefit of the PoNS Treatment compared to physical therapy alone. In January 2020, we received the FDA’s feedback on the minutes from the October 2019 pre-submission meeting. In its feedback, the FDA provided post-meeting notes with specific recommendations regarding the trial design that were not discussed in the October 2019 pre-submission meeting. Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we finalized our clinical protocol for a new trial, TBI-002, intended to support a request for de novo classification and clearance of the PoNS device. The launch of the TBI-002 trial has been temporarily suspended, and we are evaluating our options for funding and timing to commence the trial or potentially look at other indications.

In March 2020, we announced that based on the quality of the data included in our MS submission package to Health Canada and the significant unmet needs of those afflicted with MS, we are prioritizing the MS indication as the pathway to pursue our first U.S. clearance of the PoNS device. On May 7, 2020, we received Breakthrough Designation for the PoNS device as a potential treatment for gait deficit due to symptoms of MS, to be used as an adjunct to a supervised therapeutic exercise program. On August 4, 2020, we submitted our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS, to be used as an adjunct to a supervised therapeutic exercise program in patients over 18 years of age.

On October 19, 2020, we announced that we received a request for additional information from the FDA related to our request for de novo classification and clearance of the PoNS device, which includes requests for additional analysis of clinical data and proposes certain labeling modifications. On January 11, 2021, we announced that we submitted our formal response to the FDA’s request for additional information.

The FDA has substantial discretion in the de novo review process and may refuse to accept our application or may decide that our data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities. Any marketing authorization from the FDA we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable. If our attempts to obtain marketing authorization are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition, and results of operations will be materially adversely affected.

If we are able to complete development of the PoNS device and obtain marketing authorization of the PoNS device for the treatment of gait deficit in patients with MS in the United States, Europe or Australia, we plan to develop the PoNS device for other indications, or symptoms caused by neurological disorders. We would be required to commit our own resources to fund development of any other indications and each would require separate FDA clearance or other marketing authorization. The costs of such development efforts and FDA clearance or other marketing authorization could be substantial and would likely require additional funding, and each such indication would be subject to the same foregoing risks and uncertainties for FDA clearance/authorization.

The COVID-19 pandemic has adversely impacted, and may continue to materially and adversely impact, our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The Company’s business, results of operations and financial condition have been adversely impacted by the COVID-19 pandemic and global economic conditions.  The outbreak and spread of COVID-19 has significantly increased economic uncertainty.  Authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns.  The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures have been able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, they are all currently operating at reduced capacity within provincial guidelines, which limited operations to 50% capacity during the second half of 2020. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. We have expanded our services to include remote training and treatment, but the long-term viability of these remote programs is still being assessed. In addition, the resurgence of COVID-19 cases across Canada in the fourth quarter of 2020 has led to further restrictions on clinic activities. Additionally, while we do not currently have any clinical trials underway, we are running clinical experience programs in Canada and have experienced delays in the programs as trial participant attendance has generally decreased as a result of the pandemic, and clinics and clinical research sites have experienced delays and difficulties in recruiting and re-hiring clinical site staff, leading to further delays in the development and approval of the Company’s product candidate. As noted above, prior to the COVID-19 pandemic, our expectation was that we would move forward with the launch of our TBI-002 trial and we had estimated that enrollment would begin in April 2020 with the completion of the trial and submission to the FDA in the second quarter of 2021. However, the launch of the TBI-002 trial has been temporarily suspended and we are evaluating our options for funding and timing to commence the trial or potentially looking at other indications.

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

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described herein, and may continue to do so. The extent to which the COVID-19 pandemic will continue to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. The Company does not know yet the full extent of the impact of COVID-19 on its business, operations or the global economy as a whole.

Our PoNS technology is a novel form of neurostimulation therapy, and the medical community tends not to adopt new therapies very rapidly. If physicians elect not to prescribe the PoNS Treatment, or if we cannot train physical therapists in the supervision of the use of the PoNS Treatment, we will be unable to generate significant revenue, if any.

Our deployment strategy in the United States depends on physicians prescribing the PoNS Treatment to patients with relevant neurological disorders and physical therapists being trained in the supervision of patients’ use of our treatment. Novel technologies are usually more slowly adopted by the medical community, as the medical community tends to be very conservative. Physicians may elect not to use our products for a variety of reasons, including:

•	lack or perceived lack of evidence supporting the beneficial characteristics of our technology;
•	limited long-term data on the use of PoNS technology for therapy;
•	physicians’ perception that there are insufficient advantages of our product relative to currently available products or compared to supervised therapeutic exercise alone;
•	our inability to effectively train physical therapists in the supervision of patients’ use of the therapy;
•	our ability to develop our commercial infrastructure to successfully launch;
•	hospitals may choose not to purchase our product;
•	group purchasing organizations may choose not to contract for our product, thus limiting availability of our products to hospital purchasers;
•	lack of coverage or adequate payment from managed care plans and other third-party payers for our product;
•	Medicare, Medicaid or other third-party payers may limit or not permit reimbursement for our product; and
•	the development or improvement of competitive products.

If the medical community is slow to adopt, or declines to adopt our PoNS device for neurostimulation therapy, we will not be able to generate significant revenues, if any, which would have a material adverse effect on our business.

There is limited market awareness of our product, and the neuromodulation market is new and uncertain.

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

We depend on third parties for the manufacture and distribution of our product and the loss of our third-party manufacturer and distributor could harm our business.

We depend on our third-party contract manufacturing partner to manufacture and supply our PoNS device for clinical and commercial purposes, and this contract manufacturer manufactured the units for our engineering and device verification testing and is building the launch quantities for commercialization.  Additionally, we depend on a different third-party distribution partner to warehouse and ship our products to customers. Our reliance on a third-party manufacturer and a distribution provider to supply us with our PoNS device and to provide such other distribution services exposes us to risks that could delay our sales or result in higher costs or lost product revenues. In addition, our manufacturers could encounter difficulties, including, but not limited to, those caused by the COVID-19 pandemic, in securing long-lead time components, achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of our commercially available product to meet market demand. Our third-party manufacturer or distributor may also fail to follow and remain in compliance with the FDA-mandated Quality System Regulations, or QSR, compliance which is required for all medical devices, or fail to document their compliance to QSRs, either of which could lead to significant delays in the availability of materials for our product and/or FDA enforcement actions against them and/or us.

If we are unable to obtain adequate supplies of our product that meet our specifications and quality standards, it will be difficult for us to compete effectively. While we have supply and quality agreements in place with our manufacturer, they may change the terms of our future orders or choose not to supply us with products in the future. Furthermore, if such manufacturer fails to perform its obligations, we may be forced to purchase our product from other third-party manufacturers, which we may not be able to do on reasonable terms or in sufficient time, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to produce and distribute our product in a timely manner.

In order to be successful, we must expand our product lines beyond our PoNS Treatment for gait deficit due to symptoms from MS or balance deficit due to mmTBI, but we may not be able to do so in a timely fashion and at expected costs, or at all.

In order to be successful, we will need to expand our product lines beyond our PoNS Treatment for gait deficit due to symptoms from MS or balance deficit due to mmTBI. To succeed in our commercialization efforts, we must effectively continue product development and testing, obtain regulatory authorizations, and enhance our sales, marketing and market access and reimbursement capabilities. There is no assurance that we will succeed in developing a future product candidate or in bringing any of our current or potential future product candidates to market outside of Canada. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

We may face risks to our technology and intellectual property as a result of our conducting business outside of the United States, including as a result of our strategic arrangement with A&B (and subsequent transfer of assets to CMS and CMS Medical Hong Kong Limited), and particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. Pursuant to our agreement with A&B, we transferred ownership of certain of our Asian patents, patent applications, and product support material for the PoNS device from us to A&B and granted to A&B, among other things, an exclusive license to market, promote, distribute and sell the PoNS device solely within specified Asian territories. Subsequently. A&B partnered with other companies in other foreign jurisdictions in connection with the development and manufacturing of the PoNS device, which may expose us to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. For example, our product or components may be reverse engineered by other business partners or other parties, which could result in our patents being infringed or our know-how or trade secrets stolen. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through cyber intrusions or physical theft through corporate espionage, including with the assistance of insiders, or via more indirect routes.

Risks Related to Government Regulation

Before we can market and sell our products, we will be required to obtain marketing authorization from the FDA and foreign regulatory authorities. These authorizations will take significant time and require significant research, development, and clinical study expenditures, and ultimately may not succeed.

Before we begin to label and market the PoNS Treatment for use in the United States, we are required to obtain marketing authorization via a de novo classification and clearance request for our product or approval of pre-market approval application from the FDA, unless an exemption from pre-market review applies. We will also be required to comply with costly and more often time-consuming regulatory requirements by foreign regulatory authorities, including Europe and Australia, if we want to sell our products outside of the United States, other than Canada, where the PoNS Treatment is authorized for sale as a class II, non-implantable, medical device for treatment of gait deficit due to symptoms from MS and balance deficit due to mmTBI in conjunction with supervised therapeutic exercise. The process of obtaining regulatory authorizations or approvals, including completion of the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

In April 2019, the FDA declined our request for de novo classification of the PoNS device for use to improve balance in patients with mmTBI. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. In October 2019, we had a pre-submission meeting where the FDA provided feedback needed to help complete the design of a new clinical trial intended to address the FDA’s request for a trial that demonstrates the benefit of the PoNS Treatment compared to physical therapy alone. In January 2020, we received the FDA’s feedback on the minutes from the October 2019 pre-submission meeting. In its feedback, the FDA provided post-meeting notes with specific recommendations regarding the trial design that were not discussed in the October 2019 pre-submission meeting. Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we finalized our clinical protocol for a new trial, TBI-002, intended to support a request for de novo classification and clearance of the PoNS device. The launch of the TBI-002 trial has been temporarily suspended, and we are evaluating our options for funding and timing to commence the trial or potentially look at other indications.

In March 2020, we announced that based on the quality of the data included in our MS submission package to Health Canada and the significant unmet needs of those afflicted with MS, we are prioritizing the MS indication as the pathway to pursue our first U.S. clearance of the PoNS device. On May 7, 2020, we received Breakthrough Designation for the PoNS device as a potential treatment for gait deficit due to symptoms of MS, to be used as an adjunct to a supervised therapeutic exercise program. On August 4, 2020, we submitted our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS, to be used as an adjunct to a supervised therapeutic exercise program in patients over 18 years of age.

On October 19, 2020, we announced that we received a request for additional information from the FDA related to our request for de novo classification and clearance of the PoNS device, which includes requests for additional analysis of clinical data and proposes certain labeling modifications. On January 11, 2021, we announced that we submitted our formal response to the FDA’s request for additional information.

The FDA has substantial discretion in the de novo review process and may refuse to accept our application or may decide that our data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities.

If the FDA requires us to go through a lengthier, more rigorous examination for the PoNS device for MS or any other indication we may pursue, introducing the product could be delayed or canceled, which would cause our launch to be delayed or cancelled. In addition, the FDA may determine that the PoNS device requires the more costly, lengthy and uncertain pre-market approval process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorization for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and more burdensome and can take several years from the time the application is submitted to the FDA until an approval is obtained.

Moreover, in addition to continuing our pursuit of an indication for mmTBI with the FDA, we are currently considering the development of the PoNS device for other potential indications, including stroke, cerebral palsy, Parkinson’s disease, baby boomers balance, and neurological wellness, as well as expanding the label of our current indications. At this time, we do not know what pathways the FDA or other regulatory authorities will require us to utilize for these additional indications. We may be required to pursue marketing authorization via more rigorous pathways, such as a PMA application in the United States, which may require more development work than we are currently planning. This would delay the potential marketing authorization for such indications, potentially make marketing authorization more difficult to obtain, and increase our costs.

Obtaining FDA marketing authorization will be costly, may result in time-consuming delays and will subject us to ongoing compliance costs and regulatory risk for non-compliance.

Obtaining FDA marketing authorization, de novo classification and clearance, or PMA approval for medical devices can be expensive and uncertain, generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization. Even if we were to obtain regulatory authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Even if granted, a 510(k) clearance, de novo classification and clearance, or pre-market approval for any future product would likely place substantial restrictions on how our device is marketed or sold, and FDA will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with FDA’s QSR. In addition, manufacturers must register their manufacturing facilities, list the products with FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

We may be required to conduct clinical trials to support a future de novo submission or PMA application for the PoNS device and we expect to be required to conduct clinical trials to support regulatory marketing authorization for future product candidates.

In order to commercialize our product candidate in the United States, we may be required by the FDA to submit an application for premarket approval, or PMA, for review and approval by the FDA. A PMA application must be submitted to the FDA if our device cannot be cleared through the 510(k) clearance process, down classified via the de novo process, or is not exempt from premarket review by the FDA. In April 2019, the FDA declined our request for de novo classification and clearance for mmTBI. Following a pre-submission meeting with the FDA, we finalized our clinical protocol for a new trial, TBI-002, intended to support a request for de novo classification and clearance of the PoNS device. The launch of the TBI-002 trial has been temporarily suspended, and we are evaluating our options for funding and timing to commence the trial or potentially look at other indications.

In March 2020, we announced that based on the quality of the data included in our MS submission package to Health Canada and the significant unmet needs of those afflicted with MS, we are prioritizing the MS indication as the pathway to pursue our first U.S. clearance of the PoNS device. On May 7, 2020, we received Breakthrough Designation for the PoNS device as a potential treatment for gait deficit due to symptoms of MS, to be used as an adjunct to a supervised therapeutic exercise program. On August 4, 2020, we submitted our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS, to be used as an adjunct to a supervised therapeutic exercise program in patients over 18 years of age.

On October 19, 2020, we announced that we received a request for additional information from the FDA related to our request for de novo classification and clearance of the PoNS device, which includes requests for additional analysis of clinical data and proposes certain labeling modifications. On January 11, 2021, we announced that we submitted our formal response to the FDA’s request for additional information.

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

We have and may continue to encounter substantial delays in planned clinical trials, or our planned clinical trials for other indications using the PoNS device may fail to demonstrate the safety and efficacy of the PoNS device to the satisfaction of applicable regulatory authorities.

As described above, following the FDA’s denial of our request for de novo classification and clearance for mmTBI in April 2019, in January 2020 we finalized our clinical protocol for TBI-002 intended to support a request for de novo classification and clearance of the PoNS device for mmTBI. Prior to the COVID-19 pandemic, our expectation was that we would move forward with the revised protocol and estimated that enrollment would begin in April 2020 with the completion of the trial and submission to the FDA in the second quarter of 2021. However, the launch of the TBI-002 trial has been temporarily suspended, and we are evaluating our options for funding and timing to commence the trial or potentially look at other indications.

While we currently have no ongoing clinical trials, we expect that we will need to conduct further clinical trials, including the TBI-002 trial if we continue to pursue de novo classification and clearance for mmTBI in the United States. Clinical trials are complex, expensive, time consuming, uncertain as to outcome and are subject to substantial and unanticipated delays. Before we may begin clinical trials, if a clinical trial is determined to present a significant risk, we may be required to submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study. Because we do not have the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them. Moreover, any failure to abide by the applicable regulatory requirements by us, our CROs, and/or clinical trial sites may result in regulatory enforcement action against such third parties or us.

We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trial can occur at any stage of testing. Delays, including, but not limited to those caused by the COVID-19 pandemic, can be costly and could negatively affect our ability to complete a clinical trial and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize the PoNS device. If we are unable to complete such planned clinical trials, or are unsuccessful in doing so, we may be unable to advance the PoNS device to regulatory authorization and commercialization, which would harm our business, financial condition, and results of operations.

We may be substantially dependent on third parties to conduct our clinical trials.

Since we may conduct clinical trials to obtain FDA marketing authorization, we will need to rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. These third parties and we are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications or may subject them or us to regulatory enforcement actions. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

If we are unable to secure contracts with WC and third-party administrators or rehabilitation clinics who treat patients with gait deficit due to symptoms from MS or balance issues associated with mmTBI, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

One of our commercialization strategies includes leveraging WC payers to drive early reimbursements and entice Medicaid and commercial payers through third party administrators and rehabilitation clinics. Should we fail in securing such contracts it could have a material adverse effect on our intended sales projections, which would affect our financial conditions and operating results. In addition, until we are successful in engaging WC payers, Medicaid and other third party commercial payers to cover the cost of the PoNS device for their insured customers, we expect our initial sales of the PoNS device will be via cash paid by patients. As a result, we may not be able to sell our PoNS device in commercially reasonable quantities depending on the cost of the device to cash payers.

If we are unable to obtain a reimbursement code from the U.S. Department of Health and Human Services so that the PoNS device is covered under Medicare and Medicaid, this could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results.

We plan to submit an application to the U.S. Department of Health and Human Services for a reimbursement code so that the PoNS device is covered under Medicare and Medicaid. However, there can be no assurance that our application will be successful, or that we will be able to obtain a reimbursement code in a timely manner. In the event that we do not obtain a reimbursement code for the PoNS device, our customers may be unable to obtain reimbursement for their purchases under private or government-sponsored insurance plans, which could have a negative impact on our sales and have a material adverse effect on our business, financial condition and operating results. In addition, Medicare and its administrative contractors as well as other insurers must find that the PoNS device meets their medical necessity requirements for the treatment of patients with mmTBI or they will not pay for the treatment. In addition, there is a risk that the payment amount for the PoNS device is either too low or too high to incentivize customer adoption.

If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, our product will not likely be widely used.

In the United States, the commercial success of our existing product and any future products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for procedures utilizing our products. On January 12, 2021, the CMS stated that it is finalizing a new Medicare coverage pathway, Medicare Coverage of Innovative Technology, or “MCIT,” for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. Manufacturers will be able to opt-in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization. Hospitals and other healthcare providers that purchase our product for treatment of their patients generally rely on third-party payers to pay for all or part of the costs and fees associated with our products as part of a “bundled” rate for the associated procedures. The existence of coverage and adequate reimbursement for our products and the procedures performed with them by government and private payers is critical to market acceptance of our existing and future products. Neither hospitals nor physicians are likely to use our product and any future products if they do not receive adequate reimbursement for the procedures utilizing our products.

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

We are subject to governmental oversight and associated civil and criminal enforcement relating to medical device advertising, promotion, and marketing, and such enforcement is evolving and intensifying. Communications regarding our products in development and regarding our clinical trials may subject us to enforcement if they do not comply with applicable laws. In the United States, we are potentially subject to enforcement from the FDA, other divisions of the Department of Health and Human Services, the U.S. Federal Trade Commission, or the FTC, the Department of Justice, and state and local governments. Other parties, including private plaintiffs, also are commonly bringing suit against pharmaceutical and medical device companies. We may be subject to liability based on the actions of individual employees and third-party contractors carrying out activities on our behalf.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. For example, the recent change in administration may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded or replaced under the current Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulation governing our products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Any changes in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for any new products would have an adverse effect on our ability to expand our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing clearance that we may have obtained and we may not achieve or sustain profitability.

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

We may undertake a study to analyze and determine if any historical ownership changes of us or our subsidiary HMI have occurred to determine if there are any permanent limitations on our ability to utilize NOLs in the future. If we determine that an ownership change has occurred, the limitations on the use of our NOLs could increase our U.S. federal and state tax liability and reduce the amount of cash available for distribution to shareholders or otherwise adversely affect the value of an investment in our common stock or warrants.

We may not be able to build an effective distribution network for our product.

We currently have very few employees and we may either build internal capabilities or rely on distributors to sell our product. We cannot assure you that we will succeed in building an internal team or entering into and maintaining productive arrangements with an adequate number of distributors that are sufficiently committed to selling our products. The establishment of a distribution network is expensive and time consuming. As we launch new products and increase our marketing effort with respect to existing products, we will need to continue to hire, train, retain and motivate skilled resources with significant technical knowledge. In addition, the commissions we pay for product sales could increase over time, which would result in higher sales and marketing expenses. Furthermore, if we were to rely on distributors, the current and potential distributors may market and sell the products of our competitors. Even if the distributors market and sell our product, our competitors may be able, by offering higher commission payments or other incentives, to persuade these distributors to reduce or terminate their sales and marketing efforts related to our product. The distributors may also help competitors solicit business from our existing customers. Some of our independent distributors may likely account for a significant portion of our sales volume, and, if we were to lose them, our sales could be adversely affected. Even if we engage and maintain suitable relationships with an adequate number of distributors, they may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products, or ultimately succeed in selling our product.

Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.

In January 2020, the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit.” Brexit has created an uncertain political and economic environment in the United Kingdom and other European Union countries. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom.

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

In December 2018, we submitted an application for a CE Mark, which, if approved, would allow us to market the PoNS device in the European Union. During the second quarter of 2019, we engaged with regulators in Europe to answer questions that we received from them as part of their review of our PoNS device for CE marking. In August 2019, we withdrew our application from the EU marketing process due to uncertainty in Europe caused by the switch from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, Brexit, and the withdrawal of Lloyd’s Register Quality Assurance, our notified body, from the EU notified body business. We have engaged G-MED NA (North America) as our new ISO registrar and new notified body and will reconsider submitting to the EU when conditions stabilize.

As a result of the use of our product candidates in clinical trials, and through the sale of our products, we may be liable for product liability claims and we may not carry sufficient product liability insurance.

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

We are a “smaller reporting company” under federal securities laws and we cannot be certain whether the reduced reporting requirements applicable to such companies will make our common stock less attractive to investors.

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company so long as our public float remains less than $250 million as of the last business day of our most recently-completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Investors could lose confidence in our financial reports, and the value of our common stock may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm.

As long as we remain a non-accelerated filer, we are exempt from the attestation requirement in the assessment of our internal control over financial reporting by our independent auditors pursuant to section 404(b) of the Sarbanes-Oxley Act of 2002 but are required to make our own internal assessment of the effectiveness of our internal controls over financial reporting. The existence of one or more material weaknesses, such as the material weakness we identified in October 2019, could affect the accuracy and timing of our financial reporting.

Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm.

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

In October 2019, we were the victim of a business email compromise fraud which resulted in our incurring a loss of approximately $0.1 million. We are working with law enforcement authorities and the banks involved in the wire transfer to pursue recovery of the $0.1 million, but at this time while law enforcement officials have identified the source of the scam, we do not know whether we will be able to recover any of the funds, and we have been advised that it may take several months before we are better able to evaluate our recovery prospects.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions (including ransomware attacks) over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No network or system can ever be completely secure, and the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of the PoNS device or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks. In October 2019, we were the victim of a business email compromise, fraud which resulted in our incurring a loss of approximately $0.1 million.

Challenges to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

We operate, or intend to operate, in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in several other countries, and we therefore are or will be subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.

Our effective tax rate may also change from year to year or vary materially from our expectations based on changes or uncertainties in the mix of activities and income allocated or earned among various jurisdictions, changes in tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, impose new limitations on deductions, credits or other tax benefits or make other changes that may adversely affect our business, cash flows or financial performance. For example, if we are unable to fully realize the benefit of interest expense incurred in future periods as a result of recent tax law changes (as discussed below), we may need to recognize a valuation allowance on any related deferred tax assets, which would impact our annual effective income tax rate.

In particular, on December 22, 2017, the Tax Cuts & Jobs Act, or TCJA, was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries, or the Section 965 Transition Tax. Certain changes established by the TCJA increased our effective tax rate in prior years, including a new income inclusion item for global intangible low-taxed income, or GILTI, and the Section 965 Transition Tax on our accumulated offshore earnings held in cash and illiquid assets. Additional changes have impacted the timing of our recognition of certain items of loss and deduction, including a new limitation on the company’s deduction for business interest expense, a new limitation of the deduction for NOLs to 80% of current year taxable income, elimination of NOL carrybacks for NOLs arising after December 31, 2017 and the allowance of the indefinite carryforward of such NOLs, and increased bonus depreciation from 50% to 100% for certain qualified property.

Furthermore, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020 in response to the outbreak of COVID-19 and its consequences. The CARES Act introduced substantial changes to the U.S. tax code, the overall impact of which on our business is uncertain. For example, among other changes, the CARES Act increased the interest expense deductibility limitations and waived certain limitations on the use of NOLs, in each case, temporarily.

On July 23, 2020, final regulations were published that exempt certain income subject to a high rate of foreign tax from inclusion under GILTI for tax years beginning after December 31, 2017.

The cumulative impact of these and other changes in tax law is uncertain and our business and financial condition could be adversely affected. The impact of these changes on holders of our securities is also uncertain and could be adverse.

Risks Related to Our Common Stock

The reverse split of our common stock effected on December 31, 2020 could decrease our total market capitalization and has increased, and may continue to increase, the volatility of our stock price.

At a special meeting of our stockholders on December 28, 2020, our stockholders approved a reverse split of our outstanding common stock at a ratio in the range of 1-for-5 to 1-for-35. Following such special meeting, our board of directors approved a 1-for-35 reverse split of our issued and outstanding shares of common stock. We filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the reverse stock split. The reverse stock split was effective as of 5:00 pm

Eastern Time on December 31, 2020, and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on January 4, 2021.

There can be no assurance that the total market capitalization of our common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. Furthermore, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

The reverse stock split increased the Company’s authorized but unissued shares of common stock, which could negatively impact a potential investor.

Because the number of authorized shares of the Company’s common stock was not reduced proportionately, the reverse stock split increased the Board’s ability to issue authorized and unissued shares without further stockholder action. The issuance of additional shares of common stock or securities convertible into common stock may have a dilutive effect on earnings per share and relative voting power and may cause a decline in the trading price of the common stock. The Company could use the shares that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital.

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

On March 23, 2020, we received a Notice from the Staff of Nasdaq indicating that, based on the closing bid price of the common stock for the 30 consecutive business days preceding the Notice, we no longer meet Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice does not result in the immediate delisting of our common stock from The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days.

On April 17, 2020, we received the Second Notice for the Staff of Nasdaq stating that the 180-day period to regain compliance with the Minimum Bid Price Requirement has been extended due to the global market impact caused by COVID-19. More specifically, Nasdaq has stated that compliance periods were suspended from April 16, 2020 until June 30, 2020. On July 1, 2020, companies received the balance of any pending compliance period to regain compliance with the Minimum Bid Price Requirement. As a result of this extension, we were given to until December 3, 2020 to regain compliance with the Minimum Bid Price Requirement.

On December 4, 2020, we received notice from the Staff indicating that we were not eligible for an additional 180 day extension to meet the Minimum Bid Price Rule. As a result, the Staff determined that our securities would be subject to delisting unless we timely requested a hearing before the Panel. We timely submitted a request for a hearing before the Panel, which request stayed any suspension or delisting action by Nasdaq at least until the hearing process concluded and any extension granted by the Panel expired. On January 15, 2021, we received a notice from the Staff that our bid price deficiency had been cured, and that we were in compliance with all applicable listing standards, and so the scheduled hearing before the Panel was cancelled.

However, there is no guarantee that we will remain compliant with the requirements of the Nasdaq Capital Market.

If we cease to be eligible to trade on The Nasdaq Capital Market:

•	We may have to pursue trading in the United States on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets”;
•

Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically;

•	Our common stock may be deemed a “penny stock,” and transactions in our common stock would be more difficult and cumbersome;
•

We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock; and

•	The market price of the common stock may further decline.

An active trading market for our common stock on The Nasdaq Capital Market may not continue to develop or be sustained.

Although our common stock is listed on The Nasdaq Capital Market, we cannot assure you that an active trading market for our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell their shares of our common stock without depressing the market price for the shares or to sell the shares at all.

Trading of our common stock could be sporadic, and the price of our common stock may be volatile; we caution you as to the highly illiquid nature of an investment in our shares.

Our common stock has been listed on the TSX since April 18, 2016 and on The Nasdaq Capital Market since April 11, 2018. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common shares may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

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

General Risks

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

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise any required capital for our operations. Because our operations to date have been principally financed through public and private offerings of our common stock and exercises of options and warrants, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future may have a material adverse effect upon our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We are heavily dependent upon the ability and expertise of our management team and a very limited number of employees and the loss of such individuals could have a material adverse effect on our business, operating results or financial condition.

We currently have a very small management team. Our success is dependent upon the ability, expertise and judgment of our senior management. While employment agreements are customarily used as a primary method of retaining the services of key employees, these agreements cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on our business, operating results or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our head office is located at 642 Newtown-Yardley Road, Suite 100, Newtown, PA 18940, with 2,500 square feet of lease office space. In May 2020, we terminated our lease and entered into a new lease (the “Lease Amendment”) for a smaller footprint of the current office space in Newtown, Pennsylvania. Lease payments under the original contract were made through December 31, 2020. In January 2021, we signed a Lease Amendment extending our current lease term from July 1, 2021 through September 30, 2021, which may be extended on a month-to-month basis thereafter. Monthly rent plus utilities is approximately $5 thousand per month, with a 3% annual increase. We believe our current facilities are adequate for our needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to litigation and claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this filing, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock trade on the TSX under the symbol “HSM”.

On April 11, 2018, our shares of common stock began trading on the Nasdaq under the symbol “HSDT”.

Holders

As of March 5, 2021, there were approximately 31 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Further, you should read the following discussion and analysis of our financial condition and results of operations together with the “Item 1A. Risk Factors” included elsewhere in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements”. All information is stated in U.S. dollars unless otherwise specified.

Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

Our first product, known as the PoNSTM device, is authorized for sale in Canada as a class II, non-implantable medical device intended for use as a short term treatment (14 weeks) of gait deficit due to symptoms from MS and balance deficit due to mmTBI and is to be used in conjunction with supervised therapeutic exercise. It is an investigational medical device in the United States, the European Union, and Australia. The device is currently under review for de novo classification and clearance by the FDA as a potential treatment for gait deficit due to symptoms of MS. It is also under premarket review by the AUS Therapeutic Goods Administration. PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia.

Since our inception, we have incurred significant operating losses. Our net loss was $14.1 million and $9.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $118.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to advance the PoNS Treatment and seek regulatory clearance and pursue its commercialization. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, we believe our ability to generate significant revenue in the future will be dependent upon the receipt of FDA marketing authorization of the PoNS device. Further, we may incur expenses in connection with the in-license or acquisition of other potential products. See “—Liquidity and Capital Resources” below for additional information.

Business Update

Canadian Regulatory Status: mmTBI and MS

On October 17, 2018, we received our Canadian marketing authorization from Health Canada allowing us to commercialize the PoNS device in Canada for use as a short-term treatment (14 weeks) of balance deficit due to mmTBI.

On March 18, 2020, we received our Canadian marketing authorization from Health Canada allowing us to commercialize the PoNS device for the treatment of gait deficit in patients with MS symptoms, when used in conjunction with physical therapy. Our MS market authorization application comprised objective statistical evidence as well as independently reviewed clinical research analysis. We believe this label expansion will significantly expand our addressable market opportunity in Canada to include a patient population that is motivated to pursue treatment options which may resolve or delay the progression of MS gait deficit symptoms.

US Regulatory Status: MS

In March 2020, we announced that based on the quality of the data included in our MS submission package to Health Canada and the significant unmet needs of those afflicted with MS, we are prioritizing the MS indication as the pathway to pursue our first U.S. clearance of the PoNS device.  We believe the existing published data and real-world evidence with use of the PoNS for the treatment of gait disorder in patients with MS are sufficient to demonstrate a favorable risk/benefit profile, as required for de novo classification and clearance to enable US marketability. Novel treatments for MS are highlighted as a specific target of the FDA as a high unmet medical need disease.

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

On October 19, 2020, we announced that we received a request for additional information from the FDA related to the Company’s request for de novo classification and clearance of the PoNS device. During the substantive review phase of a request for de novo classification and clearance, FDA may request additional information in order to obtain information necessary for the FDA to continue or complete its review and, in such instances, places its review on hold until the requested information is submitted. The FDA’s request for additional information was received approximately 75 days from the submission date, which is consistent with FDA’s expected timing for review of a Breakthrough Designated product in the de novo pathway, such as the PoNS device. The FDA’s request for additional information included requests for additional analysis of clinical data and proposed certain labeling modifications. On January 11, 2021, we announced that we submitted our formal response to the FDA’s request for additional information.

On January 14, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued the final rule (CMS-3372-F), 42 C.F.R. § 405.603 on the new Medicare coverage pathway referred to as Medicare Coverage of Innovative Technology, or MCIT, for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. To be eligible for coverage through MCIT, the breakthrough device must be used for the FDA approved or cleared indication(s) for use. Manufacturers will be able to opt in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization, but coverage will only be valid for four years from market authorization regardless of opt in date. At the end of the four year period, manufacturers are expected to have obtained coding for the specific product which can then be used as the reimbursement pathway for commercial payers. We are working to understand current Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assesses how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

US Regulatory Status: mmTBI

Our U.S. regulatory strategy initially focused on pursuing de novo classification and clearance of the PoNS device from the FDA for the treatment of balance deficit due to mmTBI.

We submitted a request for de novo classification and clearance of the PoNS device to the FDA for this indication in August 2018. This request was supported by data from two of our clinical trials in mmTBI, including our registrational trial, TBI-001.

In April 2019, we announced the FDA had completed its review and had denied our request for de novo classification and clearance of the PoNS device for the treatment of balance deficit due to mmTBI. In reaching its conclusion, the FDA noted, via a denial letter, that although the safety profile of the PoNS device is acceptable, the FDA did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy on the improvements from baseline. The FDA noted that we could generate additional data to address its concerns and resubmit our application.

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

Prior to the COVID-19 pandemic, our expectation was that we would move forward with the revised protocol and estimated that enrollment would begin in April 2020 with the completion of the trial and submission to the FDA in the second quarter of 2021.  However, the launch of the TBI-002 trial has been temporarily suspended, and we are evaluating our options for funding and timing to commence the trial or potentially look at other indications.

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

On October 30, 2019, we and HTC entered into a Share Purchase Agreement, or the SPA, whereby we, through our wholly owned subsidiary, acquired Heuro from HTC.  Under the terms of the SPA, total consideration of approximately $1.6 million was transferred to HTC, which included (1) the repayment to HTC for their investment in the set-up of Heuro’s initial commercial infrastructure including, the establishment of five authorized PoNS clinics across Canada, (2) the current market value of 55 PoNS devices which we also provided to HTC under the SPA, (3) the forgiveness of the CAD$750 thousand receivable from the September 2018 strategic alliance agreement and (4) the exclusivity rights granted to HTC in the Co-Promotion Agreement, as defined below, to provide PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia.

In connection with the Share Purchase Agreement, on October 30, 2019, we entered into a Clinical Research and Co-Promotion Agreement with HTC, or the Co-Promotion Agreement, whereby each company will promote the sales of the PoNS Treatment and the NeuroCatchTM device throughout Canada. The co-promotion arrangement terminated on December 31, 2020. Also, subject to certain terms and conditions, we granted to HTC the exclusive right to provide the PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from us and on terms no less favorable than the then-current standard terms and conditions. This exclusivity right has an initial term of ten years, renewable by HTC for one additional ten year term upon sixty days’ written notice to us.

Canadian Commercialization Efforts

From a real-world results perspective, in Canada thus far, the collective experience of our patients that have completed the 14-week PoNS Treatment have been encouraging. Consistent with what we saw in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial MS and TBI patients are demonstrating improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. The majority of patients have a mean patient adherence to treatment of over 90% and showed significant improvement in their balance and gait with a meaningful clinical difference at the end of their treatment. The consistency of the patient results from our initial commercial experience supports our plans to expand access PoNS Treatment in Canada.

March 2019 marked the commercialization of our PoNS Treatment in Canada, where PoNS became the first and only device authorized by Health Canada for the treatment of balance deficit due to mmTBI. Throughout 2019 we made important progress in advancing and refining our commercialization strategy in Canada building access, awareness and credibility for the PoNS Treatment. These efforts, which were led by our local Canadian commercial team, included the establishment of our authorized clinic network throughout Canada, launching digital marketing campaigns, and building key opinion leader and advocacy networks.

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

On March 18, 2020, the Company received notification that its Canadian Class II license amendment application for the treatment of gait deficit in patients with symptoms from MS, when used in conjunction with physical therapy, was successful and received marketing authorization for PoNS from Health Canada.

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. In the first two months of 2020, we authorized 7 new clinic locations for a total of 14 clinic locations to provide PoNS Treatment across Canada. As of June 30, 2020, we had 20 clinic locations which we increased to 22 clinic locations as of September 30, 2020 and to 31 clinic locations as of December 31, 2020.  Beginning in 2021, in addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these 31 clinics. Sales performance in Canada continues to be impacted by the COVID-19 pandemic due to space restrictions that the provincial governments have imposed as well as the risk tolerance of patients and therapists.

In collaboration with the Toronto Rehabilitation Institute (part of University Health Network), we are continuing our clinical experience program, the results of which we look to publish in 2021.

We continue to refine our go-to-market pricing model based on market feedback. Our modified pricing approach is focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment. We have also experimented with various promotional pricing programs resulting in lower unit prices for both PoNS system purchases and mouthpieces in order to increase access to the PoNS treatment and drive market awareness which we expect to result in an increase in the volume of units sold, which was seen in the second half of 2020 when compared to the second half of 2019. We intend to keep the promotional pricing in place at least through the first half of 2021.

The value dossiers for mmTBI and MS that were created in mid-2020 to fully demonstrate in both scientific and financial terms, the merits of PoNS Treatment for claimants are now being implemented along with submissions from clinics on behalf of their patients. The dossiers are provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI continues to focus on the auto collision insurance and workers’ compensation market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits. Moreover, we are currently considering the development of the PoNS device for other potential indications, including stroke, as well as label expansion for our existing indications.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The Company’s business, results of operations and financial condition have been adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty.  Authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020.  Patients who completed their initial training in the clinics prior to the closures have been able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, they are all currently operating at reduced capacity within provincial guidelines, which limited operations to 50% capacity during the second half of 2020. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. We have expanded our services to include remote training and treatment, but the long-term viability of these remote programs is still being assessed. In addition, the resurgence of COVID-19 cases across Canada in the fourth quarter of 2020 has led to further restrictions on clinic activities.

Additionally, while we do not currently have any clinical trials underway, we are running clinical experience programs in Canada and have experienced delays in the programs as trial participant attendance has generally decreased as a result of the pandemic, and clinics and clinical research sites have experienced delays and difficulties in recruiting and re-hiring clinical site staff, leading to further delays in the development and approval of the Company’s product candidate. As noted above, prior to the COVID-19 pandemic, our expectation was that we would move forward with the launch of our TBI-002 trial and we had estimated that enrollment would begin in April 2020 with the completion of the trial and submission to the FDA in the second quarter of 2021. However, the launch of the TBI-002 trial has been temporarily suspended and we are evaluating our options for funding and timing to commence the trial or potentially look at other indications.

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

Nasdaq Delisting

On March 23, 2020, we received a Notice from the Staff of Nasdaq indicating that, based on the closing bid price of our common stock for the 30 consecutive business days preceding the Notice, we no longer meet the Minimum Bid Price Requirement. The Notice does not result in the immediate delisting of our common stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days in which to regain compliance. In order to regain compliance with the Minimum Bid Price Requirement, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days.

On April 17, 2020, we received the Second Notice from Staff of Nasdaq stating that the 180-day period to regain compliance with the Minimum Bid Price Requirement has been extended due to the global market impact caused by COVID-19. More specifically, Nasdaq stated that compliance periods were suspended from April 16, 2020 until June 30, 2020. On July 1, 2020, companies received the balance of any pending compliance period to regain compliance with the Minimum Bid Price Requirement. As a result of this extension, we were given to until December 3, 2020 to regain compliance with the Minimum Bid Price Requirement.

On December 4, 2020, we received notice from the Staff indicating that we were not eligible for an additional 180 day extension to meet the Minimum Bid Price Rule. As a result, the Staff determined that our securities would be subject to delisting unless we timely requested a hearing before the Panel. We timely submitted a request for a hearing before the Panel, which request stayed any suspension or delisting action by Nasdaq at least until the hearing process concluded and any extension granted by the Panel expired. On January 15, 2021, we received notice from the Staff that our bid price deficiency had been cured, and that we were in compliance with all applicable listing standards, and so the scheduled hearing before the Panel was cancelled.

Reverse Stock Split

At a special meeting of our stockholders on December 28, 2020, our stockholders approved a reverse split of our outstanding common stock at a ratio in the range of 1-for-5 to 1-for-35 to be determined at the discretion of our board of directors, whereby each outstanding 5 to 35 shares would be combined, converted and changed into 1 share of our common stock, to enable us to comply with Nasdaq’s continued listing requirements.

Following such meeting, our board of directors approved a final reverse stock split ratio of 1-for-35, and we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect the reverse stock split. The reverse stock split was effective as of 5:00 pm Eastern Time on December 31, 2020, and our common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on January 4, 2021. The reverse stock split did not change the par value of our stock or the authorized number of common or preferred shares. All share and per share amounts for all periods presented in this Annual Report have been retroactively adjusted for the reverse stock split effected on December 31, 2020.

Financings

See “—Liquidity and Capital Resources” below for information regarding our financing activities in 2020 and subsequent to year-end.

Components of Our Results of Operations

Revenue

We have three categories of revenue: Product Sales, net; Fee Revenue and License Revenue. Product Sales, net is derived from the sale of the PoNS device.  Prior to October 30, 2019, it also contained certain support services as explained further below. Fee Revenue was derived from franchise fees from new neuroplasticity clinics engaged in providing the PoNS Treatment. This practice ended during the first quarter of 2020. License Revenue is recognized ratably over the ten-year term as the performance obligation is met in connection with the Co-Promotion Agreement as a result of the Heuro acquisition.

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

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist principally of salaries and related costs for personnel in executive, commercial operations, finance and legal functions, including stock-based compensation, and travel expenses. Other G&A expenses include facility related costs, professional fees for legal, auditing and tax services, consulting, professional services and insurance costs.

We anticipate that our SG&A expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting services related to our commercial operations, legal and tax-related services associated with maintaining compliance with Nasdaq and TSX listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships and proprietary software recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. The customer relationships, proprietary software and reacquired rights recognized in connection with the acquisition of Heuro had remaining useful lives at acquisition of 1.25 years, 5 years and 3.87 years, respectively. They are amortized using the straight-line method.  The internally developed software has a useful life of 3 years and is amortized using the straight-line method.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with U.S. GAAP. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. U.S. GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within U.S. GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. Actual results could differ from those estimates made by management. While there are a number of significant accounting policies affecting our financial statements, we believe the critical accounting policies involving the most complex, difficult and subjective estimates and judgments are: revenue recognition, stock-based compensation, derivative financial instruments, accounting for warrants and goodwill and other intangible assets.

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

Product Sales, net

During the first half of 2019, product sales were derived from the sale of the PoNS device and certain support services including services from the use of the NeuroCatchTM device, which is owned by HTC and assesses electroencephalogram brain waves related to cognition of patients participating in the PoNS Treatment at neuroplasticity clinics in Canada. We acted in an agency capacity for services performed using the NeuroCatch device and remitted CAD$600 for each patient assessed with the NeuroCatch device. According to the supply agreement with each of these clinics, our performance obligation was met when we delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. Further, according to our arrangement with HTC and Heuro, we shared 50/50 with Heuro in fees from support services excluding the CAD$600 payment for an assessment using the NeuroCatch device. Subsequent to July 1, 2019, product sales were derived from the sale of the PoNS device alone as the NeuroCatch is sold directly to the neuroplasticity clinics in Canada by HTC. For the year ended December 31, 2019, we recorded $1.45 million in product sales net of $11 thousand for HTC’s portion related to assessments using the NeuroCatch device. For the year ended December 31, 2020, we recorded $0.63 million in product sales. As of December 31, 2020, the control of 21 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.63 million in product sales for the year ended December 31, 2020. The fair value of the remaining 34 devices is recorded as deferred revenue of $0.3 million on the consolidated balance sheet. Revenue will be recognized for these devices as control is transferred. The only returns during 2020 were the result of warranty returns for defective products. These returns were insignificant during the year and any future replacements are expected to be insignificant.

Fee Revenue

During the first half of 2019, our agreement with HTC and Heuro also entitled us to 50% of the franchise fees collected by Heuro from each franchise agreement Heuro executed with neuroplasticity clinics engaged in providing the PoNS Treatment. There were 3 franchise agreements entered into for the year ended December 31, 2019, all of which occurred in the first half of the year. This arrangement ended upon the acquisition of Heuro in October 2019. During the first half of 2020, we earned fee revenue for engaging new neuroplasticity clinics to provide the PoNS Treatment, before terminating these agreements in the second quarter of 2020.

License Revenue

As described above, we modified our arrangement with HTC on October 30, 2019. License revenue will be recognized ratably over the ten year term as the performance obligation is met in connection with the Co-Promotion Agreement.

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

Accounting for Warrants

We have issued and may continue to issue warrants to purchase shares of common stock through our public and private offerings. We account for such warrants in accordance with ASC 480 Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. If determined to be classified as a liability, we will remeasure the fair value of the warrants at each balance sheet date. If determined to be classified as equity, the fair value of the warrants will be measured as of the date of issuance and will not be subject to remeasurement at each balance sheet date.

The fair value of the warrants is estimated using the Black-Scholes option pricing model, based on the market value of the underlying common stock at the measurement dates, the contractual terms of the warrants, risk-free interest rates and expected volatility of the price of the underlying common stock. There are no expected dividends.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of our goodwill as of December 31, 2019 and December 31, 2020 is the result of the Heuro acquisition. Goodwill is not amortized, but rather will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We will test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

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

Our methodology for estimating the fair value of our reporting unit utilizes the income approach. The income approach is based on the Discounted Cash Flow, or DCF, method, which is based on the present value of future cash flows. The principal assumptions utilized in the DCF methodology include long-term growth rates, operating margins, discount rates and future economic and market conditions. There can be no assurance that our estimates and assumptions regarding forecasted cash flow, long-term growth rates and operating margins made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. We believe the current assumptions and estimates utilized are both reasonable and appropriate.

Definite-lived intangibles consist principally of acquired customer relationships, reacquired rights and proprietary software as well as internally developed software. All are amortized straight-line over their estimated useful lives.

Going Concern

From our inception through December 31, 2020, we have generated over $2.0 million in revenue from the commercial sale of products or services. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stock and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, we believe our ability to generate significant revenue in the future will be dependent upon the receipt of FDA marketing authorization of the PoNS device.

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Annual Report. While we had $3.3 million of cash as of December 31, 2020 and received net proceeds of $10.9 million in the aggregate from the exercise of outstanding warrants and the issuance and sale of common stock and warrants in a public offering subsequent to December 31, 2020, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we will require additional financing to fund our operations beyond the beginning of the first quarter of 2022. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures. In reviewing this filing, you should carefully consider this uncertainty, the risks described in the section entitled “Item 1A. Risk Factors” and other risks described throughout this Annual Report.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019	Change
Revenue:
Product sales, net	$625	$1,454	$(829)
Fee revenue	9	37	(28)
License revenue	27	5	22
Total operating revenue	661	1,496	(835)
Cost of sales:
Cost of product sales	388	846	(458)
Gross profit	273	650	(377)
Operating expenses:
Research and development	4,582	8,061	(3,479)
Selling, general and administrative	9,714	16,521	(6,807)
Amortization expense	363	64	299
Total operating expenses	14,659	24,646	(9,987)
Operating loss	(14,386)	(23,996)	9,610
Other income:
Other income	63	95	(32)
Change in fair value of derivative financial instruments	4	14,113	(14,109)
Foreign exchange gain	189	7	182
Total other income	256	14,215	(13,959)
Net loss	$(14,130)	$(9,781)	$(4,349)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

For the year ended December 31, 2020, we recognized revenue of $0.7 million, of which $0.63 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada, $9 thousand was generated from fee revenue related to engaging new PoNS authorized clinics, and $27 thousand was generated from license fee revenue related to our co-promotion agreement with HTC. For the year ended December 31, 2019, we recognized revenue of $1.5 million, of which $1.45 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada, $37 thousand was generated in fee revenue from franchise agreements Heuro executed with neuroplasticity clinics engaging in providing the PoNS Treatment and $5 thousand was generated from license fee revenue related to or co-promotion agreement with HTC. The decrease year-over-year in revenue generated through product sales of our PoNS device in Canada is primarily due to pent up demand positively impacting our product sales for the first six months of 2019, the COVID-19 pandemic negatively impacting our product sales beginning in March 2020 and, to a lesser extent, the impact of price changes, focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment, that we began implementing in September 2019.

Cost of Sales

For the year ended December 31, 2020, we incurred $0.4 million in our costs of sales, compared to $0.8 million for the year ended December 31, 2019, a decrease of approximately $0.5 million. The decrease is primarily attributable to a decrease in sales during 2020 compared to 2019, offset partially by an increase in inventory reserve of $0.2 million. Cost of sales included the costs to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. Prior to the completion of the Heuro acquisition on October 30, 2019, it also included certain support services provided by Heuro on our behalf.

Research and Development Expenses

Research and development, or R&D, expenses were $4.6 million for the year ended December 31, 2020, compared to $8.1 million for the year ended December 31, 2019, a decrease of approximately $3.5 million. The decrease was primarily driven by a $1.1 million reduction in product development costs due to the completion of the PoNS device development in 2019 and a $0.6 million reduction in wages and salaries. Medical affairs expenses also decreased $1.0 million due to the effort in 2019 to create awareness of the PoNS device by delivery of clinical and scientific data to key opinion leaders, professional societies and practitioners which was significantly decreased during 2020. Further, professional services fees decreased by $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $9.7 million for the year ended December 31, 2020, compared to $16.5 million for the year ended December 31, 2019, a decrease of $6.8 million. The decrease was primarily due to lower stock-based compensation expense of $2.2 million, a $2.1 million decrease in wages and salaries due to higher headcount in 2019, a $2.0 million reduction in commercial operations expense due to our investments in marketing and distribution capabilities in 2019 in support of a potential U.S. launch prior to receiving denial for clearance from the FDA and a $0.7 million reduction in legal expenses. These decreases were partially offset by a $0.2 million impairment loss related to intangible assets in 2020 (related to the customer relationships from the Heuro acquisition), all of which was incurred during the first quarter of 2020 and a $0.1 million loss as the result of the disposal of furniture and fixtures and leasehold improvements.

Amortization Expense

Amortization expense were $0.4 million for the year ended December 31, 2020, compared to $0.1 million for the year ended December 31, 2019, an increase of $0.3 million. The increase was attributable to the intangibles assets being held and amortized for the full year in 2020 compared to two months in 2019.

Change in Fair Value of Derivative Financial Instruments

The change in fair value of derivative financial instruments was a gain of $4 thousand for the year ended December 31, 2020, compared to a gain of $14.1 million for the year ended December 31, 2019.

The change in fair value of derivative financial instruments was primarily attributable a change in our stock price, volatility and the number of derivative financial instruments being measured during the period (see Note 3 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K). The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain

Foreign exchange gain was $189 thousand for the year ended December 31, 2020, compared to a gain of $7 thousand for the year ended December 31, 2019. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

 Liquidity and Capital Resources

We currently have limited working capital and liquid assets. The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of December 31, 2020 and 2019 (amounts in thousands):

	As of December 31,
	2020	2019
Cash	$3,331	$5,459
Working capital	$2,261	$3,444

Subsequent to December 31, 2020, we received net proceeds of $10.9 million in the aggregate from the exercise of outstanding warrants and the issuance and sale of common stock and warrants in the Public Offering described below.

From our inception through December 31, 2020, we have generated over $2.0 million in revenue from the commercial sale of products or services. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stock and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment in Canada, manufacturing of a commercially viable version of the PoNS device and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the United States is significantly greater than in Canada, we believe our ability to generate significant revenue in the future will be dependent upon the receipt of FDA marketing authorization of the PoNS device.

To date, our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of options and warrants. From June 2014 through December 31, 2020, we raised approximately $106.6 million in gross proceeds from various public and private offerings of our securities as well as the exercise of options and warrants, including during 2020, $9.8 million in aggregate net proceeds from our use of our former At-the-Market program, one registered direct offering and one private placement. In 2021 to date, as described below, we received approximately $10.9 million in net proceeds from the exercise of warrants and the issuance and sale of common stock and warrants in the Public Offering.

For the year ended December 31, 2020, under our former At-the-Market program, we sold and issued 232,526 shares of our common stock with an average price of $21.68 per share.  Net proceeds from the At-the-Market program after deducting underwriter’s commissions was $4.8 million.

In March 2020, in a registered direct offering, we issued 178,776 shares of our common stock at a price of $12.25 per share and, in a concurrent private placement, unregistered warrants to purchase up to 178,776 shares of our common stock at an exercise price of $16.10 per share. Net proceeds from the offering after deducting underwriter’s discounts and commissions and offering expenses paid by us was $1.9 million.

In October 2020, in a private placement, we issued 187,646 shares of our common stock and warrants to purchase up to an aggregate of 93,817 shares of our common stock at a purchase price of $18.20 per unit, consisting of one share and one warrant to purchase 0.50 shares of common stock. The warrants have an initial exercise price of $15.82 per share and are exercisable for a period of three years from the date of issuance. We also issued warrants to the placement agent to purchase 961 shares of common stock, with an exercise price of $19.775 per share. One of our officers and affiliates of another one of our officers and directors participated in the private placement on the same terms and conditions as all other purchasers, except they paid $18.354 per unit and their warrants have an exercise price of $16.1664 per share. Net proceeds from the private placement after underwriter’s discounts and commissions and offering expenses paid by us were approximately $3.1 million. Pursuant to the securities purchase agreement for the October 2020 private placement, if we issue any of common stock or common stock equivalents for cash consideration, indebtedness or a combination thereof, with certain exceptions, within twelve months of the closing of the private placement, each purchaser who subscribed for at least $250,000 in the private placement has the right to participate in up to such purchaser’s pro rata portion of 30% of the such subsequent financing on the same terms, conditions and price provided for in the subsequent financing.

In January 2021, 81,633 warrants issued in conjunction with the March 2020 registered direct offering were exercised at an exercise price of $16.10 for proceeds of $1.3 million.

On February 1, 2021, in an underwritten public offering (the “Public Offering”), we issued 744,936 shares of common stock and warrants to purchase up to an aggregate of 372,468 shares of common stock at a purchase price of $14.82 per unit, consisting of one share and a warrant to purchase 0.50 shares of common stock. The warrants have an initial exercise price of $16.302 per share and are exercisable for five years from the date of issuance. We also issued warrants to the underwriter to purchase 25,910 shares of common stock, with an exercise price of $18.525 per share. Net proceeds from the Public Offering after underwriter’s discounts and commissions and offering expenses paid by us were approximately $9.6 million. Affiliates of one of our officers and directors participated in the Public Offering on the same terms and conditions as all other purchasers.

We intend to use our available capital resources primarily to fund manufacturing activities for the PoNS device, activities related to our submissions for marketing authorization of the PoNS device to the FDA and other regulatory authorities, commercial launch preparations, and for working capital and general corporate purposes.

We believe that our existing capital resources will be sufficient to fund our operations into the first quarter of 2022, but we expect that we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our company.

Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019	Change
Net cash used in operating activities	$(11,738)	$(20,999)	$9,261
Net cash used in investing activities	(9)	(769)	760
Net cash provided by financing activities	9,638	1,653	7,985
Effect of foreign exchange rate changes on cash	(19)	(9)	(10)
Net decrease in cash	$(2,128)	$(20,124)	$17,996

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $11.7 million.  This was comprised of a net loss of $14.1 million, unrealized foreign exchange gains of $0.2 million, gain on lease modification of $0.1 million, change in the fair value of our derivative liabilities of $4 thousand and $1 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items comprised of stock-based compensation expense of $2.5 million, depreciation and amortization of $0.5 million, provision for inventory reserve of $0.2 million, impairment loss on intangible assets of $0.2 million (related to the customer relationships from the Heuro acquisition), provision for doubtful accounts of $0.1 million and loss on disposal of office furniture of $0.1 million.

Net cash used in operating activities for the year ended December 31, 2019 was $21.0 million.  This was comprised of a net loss of $9.8 million, the change in the fair value of our derivative liabilities of $14.1 million and $2.3 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items comprised of stock-based compensation expense of $4.7 million, depreciation and amortization of $0.2 million, provision for doubtful accounts of $0.2 million, provision for inventory reserve of $0.1 million and unrealized foreign exchange loss of $0.1 million.

Net Cash used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $9 thousand, which was primarily due to $63 thousand for the purchase of equipment and $7 thousand for internally developed software, offset by $61 thousand in proceeds received from the sale of office furniture.

Net cash used in investing activities for the year ended December 31, 2019 was $0.8 million, which was primarily comprised of $0.4 million for the acquisition of Heuro, and $0.3 million for property and equipment consisting of $0.1 million for computer equipment, $0.1 million for furniture and fixtures at our headquarters location and $0.1 million for equipment that is used in the commercial production of the PoNS device.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $9.6 million, which was primarily comprised of $2.2 million in gross proceeds received from the March 2020 registered direct offering, $5.0 million in gross proceeds from the sale of common stock under our former At-the-Market program and $3.4 million in gross proceeds received from the October 2020 private placement. These proceeds were partially offset by $1.0 million in issuance costs primarily related to the aforementioned offerings.

Net cash provided by financing activities for the year ended December 31, 2019 was $1.7 million, which was primarily comprised of $1.7 million in gross proceeds received from the November 2019 public offering from the sale of 137,571 shares of our common stock and $0.2 million in proceeds from the exercise of stock options and warrants. These proceeds were partially offset by $0.2 million in issuance costs primarily related to our public offering.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We adopted this standard as of January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

In August 2020, FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The guidance is to be applied using either a full retrospective or modified retrospective method. In applying the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. In applying the modified retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. We early adopted ASU 2020-06 effective January 1, 2021 under the modified retrospective approach. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted in the United States. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies. We were an “emerging growth company” until December 31, 2020.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this Annual Report beginning on page F-1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Interim Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting.  Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020.  In making this assessment, our management used the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. As a non-accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

We monitor our internal control over financial reporting on a continuous basis. There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Consulting Arrangement with Jonathan Sackier

On March 8, 2021, the Board and Jonathan Sackier mutually agreed that Mr. Sackier, current Chief Medical Officer of the Company, would transition to a consulting role effective March 8, 2021 (the “Transition Date”). In connection with Mr. Sackier’s transition into a consulting role, the Company entered into a Consulting Agreement with Mr. Sackier effective on March 8, 2021 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Sackier resigned from his position as an executive officer effective as of the Transition Date, and forfeited all rights to severance under his original employment agreement. The Consulting Agreement provides that Mr. Sackier will receive compensation of $23,333 for the first month of engagement and then $20,000 per month thereafter, in exchange for certain services. The Consulting Agreement will terminate on the one year anniversary of the Transition Date, unless the parties mutually agree in writing to extend the term of the Consulting Agreement.  If the term is extended, the Company may terminate the Consulting Agreement upon 12 months’ notice. The foregoing summary of the Consulting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Consulting Agreement, a copy of which is filed as Exhibit 10.3 to this Annual Report.

Form of Indemnification Agreement

On March 8, 2021, the Board of Directors of the Company approved a revised form of indemnification agreement (the “Indemnification Agreement”) to be entered into between the Company and its current and future directors and executive officers.

The Indemnification Agreement will, among other things, require the Company to indemnify, and advance expenses to, each director and executive officer to the fullest extent permitted by law, including indemnification of expenses such as attorneys’ fees, court costs, judgements, fines, penalties, excise taxes and settlement amounts incurred by the director or executive officer in any action or proceeding arising out of such person’s services as a director or executive officer. The Indemnification Agreements shall be in addition to any other rights the directors and executive officers may have under the Company’s certificate of incorporation and bylaws.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached as Exhibit 10.24 to this Annual Report.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Proposal 1 - Election of Directors," "Executive Officers", and “Delinquent Section 16(a) Reports”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Information Regarding the Board of Directors and Corporate Governance - Independence of the Board of Directors."

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the caption "Proposal 2 - Ratification of Independent Registered Public Accounting Firm."

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

3.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)

3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)

3.4	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)

4.1	Form of Warrant (included in Exhibit 4.2)

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

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed January 20, 2021)
4.6	Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed January 20, 2021)

4.7*	Description of Registrant’s Securities

10.1†

Separation and Release Agreement between Helius Medical Technologies, Inc. and Philippe Deschamps, dated August 23, 2020 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 25, 2020)

10.2†

Interim President and CEO Employment Letter Agreement between Helius Medical Technologies, Inc. and Dane C. Andreeff, dated August 23, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 25, 2020)

10.3†*	Consulting Agreement between Helius Medical Technologies, Inc. and Jonathan Sackier, dated March 8, 2021

10.4†	Consulting Agreement between Helius Medical, Inc and Mitch Tyler, dated December 10, 2014 (incorporated by reference to Exhibit 10.5 to the Form 10-12G filed with the SEC on February 6, 2015)

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

10.14.1

Amendment to Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 2, 2017)

10.14.2

Supplemental Agreement to Asset Purchase Agreement dated October 9, 2015, between Helius Medical, Inc. and A&B (HK) Company Limited, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed March 14, 2019)

10.15

Sole-source cost sharing contract between Helius Medical, Inc and the U.S. Army Medical Research and Materiel Command (USAMRMC) dated as of July 7, 2015 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 4, 2016)

10.15.1

Amendment to Sole-Source Cost Sharing Contract between Helius Medical, Inc and the U.S. Army Medical Research and Materiel Command (USAMRMC), dated November 7, 2016 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 21, 2016)

10.16†	Amended and Restated June 2014 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed with the SEC on November 9, 2017)

10.16.1†	2014 Stock Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.23.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.17†	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.17.1†	Amendment Number 1 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.17.2†	Amendment Number 2 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.17.3†	2016 Omnibus Incentive Plan Form of U.S. Option Grant Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

Exhibit Number	Exhibit
10.17.4†	2016 Omnibus Incentive Plan Form of Canada Option Grant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.20†	2018 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 8, 2018)

10.20.1†	2018 Omnibus Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed November 8, 2018)

10.20.2	2018 Omnibus Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed November 8, 2018)

10.20.3*	2018 Omnibus Incentive Plan Form of Option Grant Agreement – 2020 Retention Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2020)

10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 18, 2020)

10.22	Form of Securities Purchase Agreement dated October 21, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 26, 2020)

10.23	Non-Employee Director Compensation Policy, effective as of June 10, 2020 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on November 12, 2020)

10.24	Form of Indemnification Agreement

21.1*	Subsidiaries of Helius Medical Technologies, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

ITEM 16.	FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Helius Medical Technologies, Inc.

Newtown, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helius Medical Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses since its inception, has an accumulated deficit of $118.9 million as of December 31, 2020 and the Company expects to incur further net losses in the development of its business.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Warrants Issued as part of Equity Offerings

As described in Note 3 to the consolidated financial statements, the Company entered into a registered direct offering and a private placement during 2020 that included the issuance of common stock and warrants to purchase common stock. The warrants were evaluated for proper classification on the balance sheet and it was determined that the warrants issued in these equity offerings should be classified within stockholders’ equity.

We identified the accounting for warrants issued as part of these equity offerings as a critical audit matter. Our principal considerations included the existence of subjective judgments related to certain provisions of the warrant agreements in connection with the determination of the classification of the warrants, including provisions related to market volatility and partial cash settlement under certain circumstances. Auditing these elements required especially challenging auditor judgment and significant audit effort, including the need for specialized knowledge and skill in assessing these elements of the agreements.

The primary procedures we performed to address this critical audit matter included:

•	Reading the agreements related to the warrants issued along with management’s technical accounting memos to understand the facts and circumstances within the warrant agreements.
•

Utilizing personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply relevant accounting guidance for the classification of the warrants issued, including evaluating the terms associated with market volatility and partial cash settlement under certain circumstances.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Philadelphia, Pennsylvania

March 10, 2021

Helius Medical Technologies, Inc.

Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	As of December 31,
	2020	2019
ASSETS
Current assets
Cash	$3,331	$5,459
Accounts receivable, net	74	210
Other receivables	156	364
Inventory, net	389	598
Prepaid expenses	735	610
Total current assets	4,685	7,241
Property and equipment, net	486	712
Other assets
Goodwill	759	1,242
Intangible assets, net	527	582
Operating lease right-of-use asset, net	90	552
Other assets	—	18
Total other assets	1,376	2,394
TOTAL ASSETS	$6,547	$10,347
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$747	$1,676
Accrued liabilities	1,337	1,519
Operating lease liability	59	172
Derivative financial instruments	—	5
Deferred revenue	281	430
Total current liabilities	2,424	3,802
Non-current liabilities
Operating lease liability	32	465
Deferred revenue	220	245
TOTAL LIABILITIES	2,676	4,512
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Class A Common stock, $0.001 par value; 150,000,000 shares authorized; 1,484,362 and 877,672 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	123,872	111,509
Accumulated other comprehensive loss	(1,099)	(902)
Accumulated deficit	(118,903)	(104,773)
TOTAL STOCKHOLDERS’ EQUITY	3,871	5,835
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,547	$10,347

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Except for share data, amounts in thousands)

	Year Ended December 31,
	2020	2019

Revenue:
Product sales, net	$625	$1,454
Fee revenue	9	37
License revenue	27	5
Total operating revenue	661	1,496
Cost of sales:
Cost of product sales	388	846
Gross profit	273	650
Operating expenses:
Research and development	4,582	8,061
Selling, general and administrative	9,714	16,521
Amortization expense	363	64
Total operating expenses	14,659	24,646
Operating loss	(14,386)	(23,996)
Other income:
Other income	63	95
Change in fair value of derivative financial instruments	4	14,113
Foreign exchange gain	189	7
Total other income	256	14,215
Net loss	(14,130)	(9,781)
Other comprehensive loss:
Foreign currency translation adjustments	(197)	(311)
Comprehensive loss	$(14,327)	$(10,092)
Net loss per share
Basic	$(11.80)	$(12.99)
Diluted	$(11.80)	$(12.99)
Weighted average shares outstanding
Basic	1,197,774	752,932
Diluted	1,197,774	752,932

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(Except for share data, amounts in thousands)

			Additional		Accumulated Other
	Common Stock, $0.001 par value		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2018	737,938	1	$105,436	$(94,992)	$(591)	$9,854
Proceeds from the issuance of common stock from November 2019 Offering	137,571	—	1,685	—	—	1,685
Share issuance costs - November 2019 Offering	—	—	(553)	—	—	(553)
Proceeds from exercise of stock options and warrants	2,136	—	215	—	—	215
Settlement of vested restricted stock units, net of taxes	27	—	—	—	—	—
Reclassification of derivative financial instruments from exercise of warrants	—	—	35	—	—	35
Stock-based compensation	—	—	4,691	—	—	4,691
Foreign currency translation adjustments	—	—	—	—	(311)	(311)
Net loss	—	—	—	(9,781)	—	(9,781)
Balance as of December 31, 2019	877,672	$1	$111,509	$(104,773)	$(902)	$5,835

			Additional		Accumulated Other
	Common Stock, $0.001 par value		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2019	877,672	$1	$111,509	$(104,773)	$(902)	$5,835
Proceeds from the issuance of common stock from At-the-Market program	232,526	—	5,043	—	—	5,043
Proceeds from issuance of common stock from the March 2020 Offering	178,776	—	1,348	—	—	1,348
Warrant issuance from the March 2020 Offering	—	—	842	—	—	842
Proceeds from issuance of common stock from the October 2020 Private Placement	187,646	—	2,791	—	—	2,791
Warrant issuance from the October 2020 Private Placement	—	—	629	—	—	629
Share issuance costs	—	—	(819)	—	—	(819)
Settlement of restricted stock units	7,792	—	—	—	—	—
Reverse stock split rounddown	(50)	—	—	—	—	—
Stock-based compensation	—	—	2,529	—	—	2,529
Foreign currency translation adjustments	—	—	—	—	(197)	(197)
Net loss	—	—	—	(14,130)	—	(14,130)
Balance as of December 31, 2020	1,484,362	$1	$123,872	$(118,903)	$(1,099)	$3,871

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(14,130)	$(9,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	(4)	(14,113)
Stock-based compensation expense	2,529	4,691
Unrealized foreign exchange (gain) loss	(182)	70
Depreciation expense	119	127
Amortization expense	363	64
Provision for doubtful accounts	140	220
Provision for inventory reserve	205	50
Intangible asset impairment	184	—
Loss from disposal of property and equipment	110	—
Gain on lease modification	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	(438)
Other receivables	226	(278)
Inventory	4	(256)
Prepaid expenses	(125)	(163)
Other current assets	—	264
Operating lease liability	(28)	(13)
Account payable	(635)	(1,116)
Accrued liabilities	(280)	(327)
Deferred revenue	(174)	—
Net cash used in operating activities	(11,738)	(20,999)
Cash flows from investing activities
Purchase of property and equipment	(63)	(278)
Proceeds from sale of property and equipment	61	—
Business acquisitions, net of cash acquired	—	(416)
Internally developed software	(7)	(75)
Net cash used in investing activities	(9)	(769)
Cash flows from financing activities
Proceeds from the issuances of common stock and warrants	10,653	1,685
Share issuance costs	(1,015)	(247)
Proceeds from the exercise of stock options and warrants	—	215
Proceeds from Paycheck Protection Program Loan	323	—
Repayment of Paycheck Protection Program Loan	(323)	—
Net cash provided by financing activities	9,638	1,653
Effect of foreign exchange rate changes on cash	(19)	(9)
Net decrease in cash	(2,128)	(20,124)
Cash at beginning of year	5,459	25,583
Cash at end of year	$3,331	$5,459
Supplemental disclosure of non-cash cash activities
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities
Share issuance costs included in accounts payable and accrued liabilities	$162	$358
Reclassification of derivative instruments from warrant exercise	—	35
Noncash items related to Heuro acquisition	—	1,227

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”), is neurotech company focused on neurological wellness. The Company’s purpose is to develop, license or acquire unique and non-invasive technologies targeted at reducing symptoms of neurological disease or trauma.

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNSTM”), is authorized for sale in Canada as a class II, non-implantable medical device intended for use as a short term treatment (14 weeks) of gait deficit due to symptoms from multiple sclerosis (“MS”,) and balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with supervised therapeutic exercise (“PoNS TreatmentTM”). It is an investigational medical device in the United States, the European Union (“EU”), and Australia (“AUS”). The device is currently under review for de novo classification and clearance by the U.S. Food and Drug Administration (the “FDA”) as a potential treatment for gait deficit due to symptoms of MS. It is also under premarket review by the AUS Therapeutic Goods Administration. PoNS Treatment™ is not currently commercially available in the United States, the European Union or Australia.

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

Reverse Stock Split

Effective after the close of business on December 31, 2020, the Company completed a 1-for-35 reverse stock split of its common stock. All share and per share amounts in this Annual Report have been reflected on a post-split basis.

Going Concern Uncertainty

As of December 31, 2020, the Company had cash of $3.3 million. For the year ended December 31, 2020, the Company incurred a net loss of $14.1 million and, as of December 31, 2020, its accumulated deficit was $118.9 million. For the year ended December 31, 2020, the Company had $0.7 million of revenue from the commercial sale of products or services. The Company expects to continue to incur operating losses and net cash outflows until it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.  The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company intends to fund ongoing activities by utilizing its current cash on hand, cash received from the sale of its PoNS device in Canada and by raising additional capital through equity or debt financings. As discussed further in Note 10, in January 2021, the Company received $1.3 million in net proceeds from the exercise of warrants issued in the March 2020 registered direct offering and on February 1, 2021, closed a public offering and received net proceeds of approximately $9.6 million. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

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

The extent to which the COVID-19 pandemic will continue to impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.  The Company does not know yet the full extent of the impact of COVID-19 on its future business, operations or the global economy as a whole.

Nasdaq Delisting

On March 23, 2020, the Company received notice from the Staff of Nasdaq that the bid price for the Company’s common stock had closed below $1.00 per share for the prior 30 consecutive business day period and that the Company had been granted a 180-day grace period, through September 21, 2020, to regain compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Thereafter, on April 17, 2020, the Company received an additional notice from the Staff indicating that Nasdaq had temporarily stayed enforcement of the Minimum Bid Price Rule through June 30, 2020, and accordingly, the 180-day grace period applicable to the Company would not expire until December 3, 2020.

On December 4, 2020, the Company received notice from the Staff indicating that the Company was not eligible for an additional 180-day extension to meet the Minimum Bid Price Rule. As a result, the Staff determined that the Company’s securities would be subject to delisting unless the Company timely requested a hearing before the Panel. The Company timely submitted a request for a hearing before the Panel, which request stayed any suspension or delisting action by Nasdaq at least until the hearing process concluded and any extension granted by the Panel expired. On January 15, 2021, the Company received notice from the Staff that the bid price deficiency of the Company had been cured, and that the Company was in compliance with all applicable listing standards, and so the scheduled hearing before the Panel was cancelled.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s reporting currency is the U.S. Dollar (“USD$”).

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosure of contingent assets and liabilities. Significant estimates include the assumptions used in the valuation of the fair value-pricing model for stock-based compensation, derivative financial instruments and deferred income tax asset valuation allowance. Financial statements include estimates, which, by their nature, are uncertain. Actual results could differ from those estimates.

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

Receivables

Accounts receivables are stated at their net realizable value.  In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, its customers’ financial strength, and payment history.  Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the allowance requires judgment by Company management. As of December 31, 2020, the Company’s accounts receivable of $0.1 million, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales. As of December 31, 2019, the Company’s accounts receivable of $0.2 million, is net of an allowance for doubtful accounts of $0.2 million and is the result of revenue from product sales.

Other receivables included Goods and Services Tax (“GST”), Quebec Sales Tax (“QST”) refunds related to the Company’s Canadian expenditures of $0.1 million, and receivable from rent deposits of $18 thousand and refunds from research and development (“R&D”) tax credits of $1 thousand as of December 31, 2020. Other receivables included refunds from R&D tax credits of $0.2 million and GST and QST refunds related to the Company’s Canadian expenditures of $0.1 million as of December 31, 2019.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. The Company calculates provisions for excess inventory based on inventory on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves. Inventory markdowns to net realizable value of $205 thousand were recorded during the year ended December 31, 2020. Inventory markdowns to net realizable value of $50 thousand were recorded during the year ended December 31, 2019.

As of December 31, 2020 and 2019, inventory consisted of the following (amounts in thousands):

	As of	As of
	December 31, 2020	December 31, 2019
Raw materials	$160	$144
Work-in-process	440	375
Finished goods	44	129
Inventory	$644	$648
Inventory reserve	(255)	(50)
Total inventory, net of reserve	$389	$598

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

The following tables summarizes the Company’s property and equipment as of December 31, 2020 and 2019 (amounts in thousands):

	As of December 31,
	2020	2019
Leasehold improvement	$64	$182
Furniture and fixtures	93	247
Equipment	335	286
Computer hardware and software	197	182
Property and equipment	689	897
Less accumulated depreciation	(203)	(185)
Property and equipment, net	$486	$712

Depreciation expense was $119 thousand and $127 thousand for the years ended December 31, 2020 and 2019, respectively.

During 2019, the Company wrote-off $17 thousand of fully depreciated software. During the second quarter of 2020, the Company sold furniture and fixtures with a net book value of $118 thousand for $61 thousand. Additionally, the Company abandoned leasehold improvements with a net book value of $53 thousand. The loss on the disposal of the furniture and fixtures and leasehold improvements of $110 thousand was recorded as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

On October 30, 2019, the Company and HTC entered into a Share Purchase Agreement (the “SPA”) whereby the Company, through its wholly owned subsidiary, acquired Heuro from HTC. Under the terms of the SPA, total consideration of approximately CAD$2.1 million (USD$1.6 million) was transferred to HTC, which included (1) cash of CAD$0.5 million (USD$0.4 million), (2) delivery of 55 PoNS devices for which the fair value was determined to be CAD$0.5 million (USD$0.4 million), (3) the forgiveness of the CAD$750 thousand (USD$0.5 million) receivable from the September 2018 strategic alliance agreement and (4) the exclusivity rights granted to HTC in the Co-Promotion Agreement (as defined below) to provide PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia with a determined fair value of CAD$0.4 million (USD$0.3 million). The transaction has been accounted for as a business combination.

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

The fair values assigned to identifiable intangible assets assumed were based on management’s estimates and assumptions as of such date and are considered finalized. The Company recorded measurement adjustments of $0.4 million during the year ended December 31, 2020, all of which was recorded during the first quarter of 2020. The recorded adjustments related to the recognition of reacquired exclusivity rights.

Acquired intangibles consisted of customer relationships, proprietary technology and reacquired rights. The useful life at acquisition was 1.25 years, 5 years and 3.87 years, respectively, and the acquired intangibles are amortized using the straight-line method.

Factors considered by the Company in determination of goodwill include synergies, strategic fit and other benefits that do not meet the recognition criteria of acquired identifiable intangible assets. The recognized goodwill of $0.7 million is not expected to be deductible for tax purposes.

The fair value of 55 PoNS devices which the Company agreed to transfer to HTC pursuant to the SPA in the amount of CAD$0.5 million will be recognized as revenue within the consolidated statements of operations and comprehensive loss once control has been transferred in accordance with ASC 606.  As of December 31, 2019, the control had not been transferred resulting in the fair value being recorded as deferred revenue on the consolidated balance sheet. As of December 31, 2020, the control of 21 devices had been transferred resulting in recognition of revenue for these devices. The fair value of the remaining 34 devices is still recorded as deferred revenue on the consolidated balance sheet.

In connection with the SPA, on October 30, 2019, the Company entered into a Clinical Research and Co-Promotion Agreement with HTC (the “Co-Promotion Agreement”), whereby each company will promote the sales of the PoNS Treatment and the NeuroCatchTM device throughout Canada. This co-promotion arrangement was to terminate upon the earlier of the collection of data from 200 patients in Canada and December 31, 2020, of which December 31, 2020 occurred earlier. Also, subject to certain terms and conditions, Helius granted to HTC the exclusive right to provide the PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from the Company and on terms no less favorable than the then-current standard terms and conditions. This exclusivity right has an initial term of ten years, renewable by HTC for one additional ten year term upon sixty days’ written notice to Helius. The Co-Promotion Agreement had a fair value of CAD$360 thousand at the time of acquisition. License revenue will be recognized in connection with the Co-Promotion Agreement ratably over the ten year term.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of the Company’s goodwill as of December 31, 2020 is the result of the Heuro acquisition discussed above. Goodwill is not amortized, but rather will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company will test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

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

The Company’s methodology for estimating the fair value of our reporting unit utilizes the income approach. The income approach is based on the Discounted Cash Flow (“DCF”) method, which is based on the present value of future cash flows. The principal assumptions utilized in the DCF methodology include long-term growth rates, operating margins, discount rates and future economic and market conditions. There can be no assurance that the Company’s estimates and assumptions regarding forecasted cash flow, long-term growth rates and operating margins made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.

The COVID-19 pandemic and its continuing impact was considered a triggering event for testing whether goodwill is impaired. The Company performed quantitative assessments at March 31, 2020, June 30, 2020 and September 30, 2020. As a result of these assessments, the Company determined that the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, the Company concluded that goodwill was not impaired as of any of the aforementioned periods. The Company will continue to monitor the impacts of the COVID-19 pandemic in future periods.

Based on the Company’s most recent annual impairment analysis as of October 1, 2020, the fair value of the Company’s reporting unit exceeded the carrying value, and therefore no indicators of impairment existed for the reporting unit.

The following is a summary of the activity for the years ended December 31, 2020 and December 31, 2019 for goodwill:

Carrying amount at December 31, 2018	$—
Business acquisition	1,226
Foreign currency translation	16
Carrying amount at December 31, 2019	$1,242
Business acquisition fair value allocation adjustment	(503)
Foreign currency translation	20
Carrying amount at December 31, 2020	$759

Definite-lived intangibles consist principally of acquired customer relationships, proprietary software and reacquired rights as well as internally developed software. All are amortized straight-line over their estimated useful lives. Amortization expense related to intangible assets was $0.4 million and $0.1 million during the year ended December 31, 2020 and the year ended December 31, 2019, respectively. During the year ended December 31, 2020, the Company incurred an intangible asset impairment loss of $0.2 million related to the customer relationships, all of which was incurred during the first quarter of 2020, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

Intangible assets as of December 31, 2020 and December 31, 2019 consist of the following:

		As of December 31, 2020		As of December 31, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	1.25 years	$237	$(228)	$423	$(55)
Acquired proprietary software	5 years	150	(35)	148	(5)
Reacquired rights	3.87 years	503	(152)	—	—
Internally developed software	3 years	82	(30)	75	(4)
Total intangible assets		$972	$(445)	$646	$(64)

Amortization expense is anticipated to be as follows in future years:

For the Year Ending December 31,
2021	$197
2022	183
2023	122
2024	25
$527

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

The Company does not record an operating lease ROU asset and corresponding lease liability for leases with an expected term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. The Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania upon the adoption date. As of December 31, 2020, the Company has not entered into any additional lease arrangements, but did modify the existing lease arrangement. Operating lease ROU assets and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are to be accounted for separately (see Note 7).

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

Product Sales, net

During the first half of 2019, product sales were derived from the sale of the PoNS device and certain support services including services from the use of the NeuroCatchTM device, which is owned by HTC and assesses electroencephalogram brain waves related to cognition of patients participating in the PoNS Treatment at neuroplasticity clinics in Canada. The Company acted in an agency capacity for services performed using the NeuroCatch device and remitted CAD$600 for each patient assessed with the NeuroCatch device. According to the supply agreement with each of these clinics, the Company’s performance obligation was met when it delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. Further, according to the Company’s arrangement with HTC and Heuro, the Company shared 50/50 with Heuro in fees from support services excluding the CAD$600 payment for an assessment using the NeuroCatch device. As described above, the Company modified its arrangement with HTC on October 30, 2019 and product sales were derived from the sale of the PoNS device alone as the NeuroCatch is sold directly to the neuroplasticity clinics in Canada by HTC. For the year ended December 31, 2019, the Company recorded $1.5 million in product sales net of $11 thousand for HTC’s portion related to assessments using the NeuroCatch device. For the year ended December 31, 2020, the Company recorded $0.63 million in product sales. As of December 31, 2020, control of 21 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.63 million in product sales for the year ended December 31, 2020. The fair value of the remaining 34 devices is recorded as deferred revenue of $0.3 million on the consolidated balance sheet. The returns during 2020 were the result of warranty returns for defective products. These returns were insignificant during the year and any future replacements are expected to be insignificant.

Fee Revenue

During the first half of 2019, the Company’s agreement with HTC and Heuro also entitled the Company to 50% of the franchise fees collected by Heuro from each franchise agreement Heuro executed with neuroplasticity clinics engaged in providing the PoNS Treatment. There were 3 franchise agreements entered into for the year ended December 31, 2019, all of which occurred in the first half of the year. For the year ended December 31, 2019, the Company recognized $37 thousand as its 50% portion of the franchise fees. This arrangement ended upon the acquisition of Heuro in October 2019. During the first half of 2020, the Company earned fee revenue of $9 thousand for engaging new neuroplasticity clinics to provide the PoNS Treatment, before terminating these agreements in the second quarter of 2020.

License Revenue

As described above, the Company modified its arrangement with HTC on October 30, 2019. License revenue is recognized ratably over the ten-year term as the performance obligation is met in connection with the Co-Promotion Agreement. During the fourth quarter of 2019, the Company recognized revenues of $5 thousand in license fees associated with the Co-Promotion Agreement. For the year ended December 31, 2020, the Company recognized revenues of $27 thousand in license fees associated with the Co-Promotion Agreement. Revenue not yet recognized of $0.2 million is recorded as deferred revenue on the consolidated balance sheet.

As of December 31, 2020, the Company had recorded $0.1 million in current receivables, net and had no contract assets or liabilities on its consolidated balance sheets related to the supply agreements with each clinic. As of December 31, 2019, the Company has recorded $0.2 million in current receivables, net and had no contract assets or liabilities on its consolidated balance sheets related to the supply agreements with each clinic.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expenses, freight charges, customs duties, wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling the Company’s sales orders.  During 2019, until the acquisition of Heuro on October 30, 2019, cost of sales also included certain support services provided by Heuro on the Company’s behalf.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company continues to examine the impact that the CARES Act may have on its business. Currently, the Company does not believe the CARES Act will have a material impact on its accounting for income taxes.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the consolidated statements of operations and comprehensive loss. As of December 31, 2020 and 2019, the Company’s derivative financial instruments accounted for in accordance with ASC 815 were comprised of warrants issued in connection with both public and/or private securities offerings. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity (see Note 3).

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

The Company’s financial instruments recorded in its consolidated balance sheets consist primarily of cash, accounts receivable, other current receivables, operating lease ROU asset, accounts payable, accrued liabilities, operating lease liability and derivative financial instruments. The book values of these instruments, with the exception of derivative financial instruments, non-current lease liability, operating lease ROU asset and non-current receivables, approximate their fair values due to the immediate or short-term nature of these instruments.

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy and required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option-pricing model as of December 31, 2020 and 2019 and the roll forward of the derivative financial instruments. The Company’s derivative financial instruments are comprised of warrants which are classified as liabilities.

The following table summarizes the Company’s derivative financial instruments within the fair value hierarchy as of December 31, 2020 and 2019 (amounts in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
December 31, 2019
Liabilities:
Derivative financial instruments	$5	$—	$—	$5

There were no transfers between any of the levels during the years ended December 31, 2020 and 2019.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Due to the COVID-19 pandemic and the related risks and uncertainties, the Company’s customer relationship intangible asset incurred an impairment loss during the year ended December 31, 2020 of $0.2 million, all of which was recorded during the first quarter of 2020, and has a remaining net book value of $9 thousand as of December 31, 2020.  The fair value of this intangible asset was determined based on Level 3 measurements within the fair value hierarchy.  Inputs to these fair value measurements included estimates of the amount and timing of the asset’s net future discounted cash flows based on historical data, current trends and market conditions.

Basic and Diluted Net Income (Loss) per Share

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands, except for share and per share amounts):

	For the Year Ended December 31,
	2020	2019
Basic and Diluted
Numerator
Net loss	$(14,130)	$(9,781)
Denominator
Weighted-average common shares outstanding - basic and diluted	1,197,774	752,932
Basic and diluted net loss per share	$(11.80)	$(12.99)

 No incremental common stock equivalents, consisting of outstanding stock options, warrants and restricted stock units, were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the years ended December 31, 2020 and 2019. Dilutive common stock equivalents excluded from the computation of diluted weighted average shares outstanding were 455,631 and 186,764 for the years ended December 31, 2020 and 2019, respectively.

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

In August 2020, FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The guidance is to be applied using either a full retrospective or modified retrospective method. In applying the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. In applying the modified retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The Company early adopted ASU 2020-06 effective January 1, 2021 under the modified retrospective approach. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

No dividends have been declared since inception of the Company through December 31, 2020. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

On April 13, 2018, the Company issued 61,197 shares of its common stock and warrants to purchase 61,197 shares of the Company’s common stock in an underwritten public offering at a price of $261.45 per share and accompanying warrant. On April 24, 2018, the Company closed on the sale of an additional 9,179 shares of its common stock and warrants pursuant to the exercise of the over-allotment option (collectively the “April 2018 Offering”) granted to the underwriters in connection with the offering at a price of $261.45 per share and accompanying warrants. The Company received net proceeds of $16.3 million from the April 2018 Offering. The fair value of these warrants at issuance was approximately $7.4 million.

Each warrant issued in connection with the April 2018 Offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$428.75 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and

Hedging, the Company has determined that warrants issued in connection with the April 2018 Offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option-pricing model, with the remainder of the proceeds allocated to the common shares. As of December 31, 2020, 2,025 warrants had been exercised, all during 2018, for gross proceeds of CAD$0.9 million.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option, as well as of December 31, 2020.

	December 31, 2020	April 24, 2018	April 13, 2018
Stock price	CAD $17.15	CAD $376.60	CAD $344.75
Exercise price	CAD $428.75	CAD $428.75	CAD $428.75
Warrant term	0.27 years	3.00 years	3.00 years
Expected volatility	64.48%	64.49%	64.20%
Risk-free interest rate	0.06%	2.02%	1.99%
Dividend rate	0.00%	0.00%	0.00%

On November 22, 2019, the Company issued 137,571 shares of its common stock in an underwritten public offering at a price of $12.25 per share. The Company received net proceeds of $1.1 million, in connection with the November 2019 Offering.

On January 27, 2020, the Company filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 6, 2020 (the “2020 Shelf”). In conjunction with the 2020 Shelf, on January 27, 2020, the Company entered into an At The Market Offering Agreement (the “2020 ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company may offer and sell, from time to time at its sole discretion, to or through Wainwright, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $11.34 million, which, in March 2020, was subsequently reduced to $9.15 million, including the shares previously sold under the 2020 ATM. The Company terminated the 2020 ATM effective November 25, 2020. For the year ended December 31, 2020, under the 2020 ATM, the Company sold and issued 232,526 shares of its common stock with an aggregated market value of $5.0 million at an average price of $21.68 per share and paid Wainwright a sales commission of approximately $181 thousand related to those shares.

On March 20, 2020, the Company, in a registered direct offering, issued an aggregate of 178,776 shares of its common stock at a price of $12.25 per share. Additionally, the Company issued unregistered warrants in a concurrent private placement to purchase up to 178,776 shares of its common stock at an exercise price of $16.10 per share. Gross proceeds from the offering (the “March 2020 Offering”) were approximately $2.2 million. The underwriting discounts and commissions and offering expenses of $0.3 million were recorded to share issuance costs.

Each warrant issued in connection with the March 2020 Offering entitles the holder to acquire one additional share of common stock at an exercise price of $16.10 per share, which became exercisable on September 20, 2020 and will expire on March 20, 2025. Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the March 2020 Offering should be classified as equity as the warrants can be settled with unregistered shares and partial cash settlement under certain circumstances and provisions related to market volatility did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $0.8 million and was included in additional paid-in capital.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the March 2020 Offering using the Black-Scholes option pricing model as of the date of the closing of the offering on March 20, 2020.

March 20, 2020
Stock price	$12.25
Exercise price	$16.10
Warrant term	5.50 years
Expected volatility	82.41%
Risk-free interest rate	0.52%
Dividend rate	0.00%

On October 26, 2020, the Company issued units consisting of one share and a warrant to purchase 0.50 shares of common stock, with an aggregate issuance of 187,646 shares of common stock and warrants to purchase an aggregate of 93,817 shares of common stock at a purchase price of $18.20 per unit, resulting in gross proceeds of approximately $3.4 million, excluding the proceeds, if any, that the Company may receive in the future from the exercise of the warrants (the “October 2020 Offering”). The Company incurred $0.3 million in share issuance costs, including placement agent fees. The warrants have an initial exercise price of $15.82 per share and are exercisable for a period of three years from the date of issuance. The Company also issued warrants to the placement agent to purchase 961 shares of common stock, with an exercise price of $19.775 per share. An officer of the Company and affiliates of an officer and director of the Company participated in the October 2020 Offering on the same terms and conditions as all other purchasers, except that they paid $18.354 per unit and their warrants have an exercise price of $16.1665 per share.

Pursuant to the securities purchase agreement for the October 2020 Offering, if the Company issues any shares of common stock or common stock equivalents for cash consideration, indebtedness or a combination thereof, with certain exceptions, within twelve months of the closing of the October 2020 Offering, each purchaser who subscribed for at least $250,000 has the right to participate in up to such purchaser’s pro rata portion of 30% of the such subsequent financing on the same terms, conditions and price provided for in the subsequent financing.

Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the October 2020 Offering should be classified as equity as the warrants can be settled with unregistered shares and partial cash settlement under certain circumstances, did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $0.6 million and was included in additional paid-in capital.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the October 2020 Offering using the Black-Scholes option pricing model as of the date of the closing of the offering on October 26, 2020.

October 26, 2020
Stock price	$15.92
Exercise price	15.92
Warrant term	3.00 years
Expected volatility	80.91%
Risk-free interest rate	0.18%
Dividend rate	0.00%

The following table summarizes the activities of warrants that the Company accounts for as liabilities and records as derivative financial instruments for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Fair value of warrants at beginning of year	$5	$13,769
Exercise of warrants	—	(35)
Foreign exchange (gains) losses	(1)	384
Change in fair value of warrants during the year	(4)	(14,113)
Fair value of warrants at end of year	$—	$5

These warrants, which are classified as derivative financial instruments in the Company’s consolidated balance sheets are required to be re-measured at each reporting period, with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments, included in other income in the Company’s consolidated statements of operations and comprehensive loss. The fair value of the warrants will continue to be classified as a liability until such time as they are exercised, expire or there is an amendment to the respective agreements that renders these financial instruments to be no longer classified as such.

The fair value of all warrants classified as derivative financial instruments outstanding as of December 31, 2020 and 2019 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	As of December 31,
	2020	2019
Stock price	CAD $17.15	CAD $43.05
Exercise price	CAD $428.75	CAD $428.75
Warrant term	0.27 years	1.28 years
Expected volatility	64.48%	72.43%
Risk-free interest rate	0.06%	1.72%
Dividend rate	0.00%	0.00%

The following is a summary of warrant activity during the years ended December 31, 2020 and 2019:

	Number of Warrants (by currency denomination of exercise price)		Weighted-Average Exercise Price
	CAD$	USD$	CAD$	USD$
Outstanding as of December 31, 2018	95,799	18,607	$381.15	$428.32
Granted	—	—	—	—
Cancelled/Expired	(26,352)	—	262.50	—
Exercised	(1,096)	—	262.50	—
Outstanding as of December 31, 2019	68,351	18,607	$428.75	$428.32
Granted	—	273,554	—	16.04
Cancelled/Expired	—	(18,607)	—	428.32
Exercised	—	—	—	—
Outstanding and exercisable as of December 31, 2020	68,351	273,554	$428.75	$16.04

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2020:

Number of Warrants Outstanding	Exercise Price	Expiration Date
68,351	CAD$428.75	April 21, 2021
178,776	US$16.10	March 20, 2025
17,431	US$16.1665	October 26, 2023
76,386	US$15.82	October 26, 2023
961	US$19.775	October 26, 2023
341,905

4.	SHARE BASED PAYMENTS

On May 15, 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Omnibus Incentive Plan (as amended, the “2018 Plan”), which was effective upon approval by the stockholders of the Company on June 28, 2018 and under which an aggregate of 153,031 shares may be issued. This share reserve is the sum of 85,714 new shares, plus the remaining 67,317 shares that remained available for issuance under the Company’s 2016 Omnibus Incentive Plan, the predecessor incentive plan (the “2016 Plan”) at the time of the adoption of the 2018 Plan.  Pursuant to the terms of the 2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units (“RSUs”), stock equivalent units and performance-based cash awards. These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting awards under the 2016 Plan, the predecessor incentive plan. However, outstanding stock options granted prior to the effective date of the 2018 Plan are still governed by the 2016 Plan or the Company’s 2014 Stock Incentive Plan, which preceded the 2016 Plan.

As of December 31, 2020, there were an aggregate of 94,485 shares of common stock remaining available for issuance under the 2018 Plan.

For the year ended December 31, 2020, the Company issued 42,417 stock options to employees and directors of which 3,425 were forfeited. The Company issued 571 stock options to consultants during the same period.

The following is a summary of stock option activity for the year ended December 31, 2020 and 2019:

		Weighted Average
		Remaining	Weighted Average	Aggregate
		Contractual	Exercise Price	Intrinsic Value
	Number of Options	Life (in years)	in USD$	in USD$
Outstanding as of December 31, 2018	94,475	5.16	$249.87	$8,308
Granted	33,337		162.74
Forfeited	(13,939)		298.55
Exercised (1)	(14,855)		96.95
Outstanding as of December 31, 2019	99,018	7.78	$236.63	$—
Granted	42,988		$15.20
Forfeited/Cancelled	(28,448)		210.57
Exercised	—		—
Outstanding as of December 31, 2020	113,558	7.75	$159.33	$—
Exercisable as of December 31, 2020	57,725	6.56	$117.90	$—

(1) For the year ended December 31, 2019, 14,855 stock options were exercised on a cashless basis resulting in 13,818 shares being withheld in satisfaction of the exercise price.

Employee and Director Stock Options

As of December 31, 2020, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors was $2.4 million which will be recognized over a weighted-average remaining vesting period of approximately 2.3 years. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

For the years ended December 31, 2020 and 2019, the Company granted 42,417 and 33,337 stock options, respectively, to employees and directors at a weighted average exercise price of $15.23 and $162.74, respectively. The fair value of employee and director stock options granted for the years ended December 31, 2020 and 2019 had a weighted average grant date fair value of $9.71 and $105.38 per option, respectively, and they were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Stock price	$15.23	$162.74
Exercise price	$15.23	$162.74
Expected term	5.32 years	5.42 years
Expected volatility	75.35%	76.90%
Risk-free interest rate	0.52%	1.96%
Dividend rate	0.00%	0.00%

Consultant Stock Options

For the year ended December 31, 2020, the Company granted 571 stock options to consultants at a weighted average exercise price of $13.58. Stock options granted to the Company’s consultants for the year ended December 31, 2020 had a weighted average grant date fair value of $8.18 per share, and they were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
2020
Stock price	$13.58
Exercise price	$13.58
Option term	5.27 years
Expected volatility	73.15%
Risk-free interest rate	0.33%
Dividend rate	0.00%

For the year ended December 31, 2019 the Company did not grant any stock options to consultants.           As of December 31, 2020, the unrecognized compensation cost related to non-vested stock options outstanding for consultants was $39 thousand which will be recognized over a weighted-average remaining vesting period of 0.8 years.

Restricted Stock Units

Beginning in the fourth quarter of 2019, certain members of the Company’s executive management team elected to receive RSUs in lieu of cash compensation under the 2018 Plan that vested upon issuance.  The fair value of the RSUs is based on the closing price of the Company’s common stock on the day of the grant.

The following is a summary of the Company’s RSU activity for the years ended December 31, 2020 and 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding as of December 31, 2018	27	CAD$350.00
Granted	788	USD$21.17
Vested and settled during 2019 (1)	(27)	CAD$350.00
Outstanding as of December 31, 2019	788	USD$21.17
Granted	7,172	USD$15.25
Settled during 2020	(7,792)	USD$17.81
Outstanding as of December 31, 2020	168	USD$13.20

(1) Includes 7 RSUs withheld to satisfy required withholding taxes.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	2020	2019
Research and development	$933	$898
Cost of sales	$(1)	—
General and administrative	1,597	3,793
Total	$2,529	$4,691

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following (amounts in thousands):

	As of December 31,
	2020	2019
Employees benefits	$496	$722
Professional services	292	67
Legal expense	133	81
Royalty fees	12	13
Franchise fees	—	28
Severance	347	606
Other	57	2
	$1,337	$1,519

Accrued severance expenses as of December 31, 2020 included $0.3 million in severance costs related to the departure of our former chief executive officer in August 2020.

6.	INCOME TAXES

The components of net loss (income) are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
U.S.	$12,362	$7,980
Non-U.S.	1,768	1,801
	$14,130	$9,781

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision is as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Statutory tax rate	21.00%	21.00%
Net loss before income taxes	$14,130	$9,781
Expected income tax recovery	$(2,967)	$(2,054)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	(1)	(2,964)
Share based payments	415	949
Other permanent difference	(21)	(213)
Foreign income taxed at foreign rate	(97)	(99)
Increase in valuation allowance	2,671	4,381
Income tax expense	$—	$—

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows (amounts in thousands):

	As of December 31,
	2020	2019
Deferred income tax assets (liabilities)
Operating losses carried forward	$24,576	$21,318
Tax credits	882	679
Stock compensation	1,616	1,496
Other	1,099	1,293
Valuation allowance	(28,173)	(24,786)
Net deferred income tax asset	$—	$—

As of December 31, 2020, the Company has accumulated non-capital losses totaling $5.2 million in Canada and net operating losses of $85.9 million in the United States, which may be available to carry forward and offset future years’ taxable income. The losses expire in various amounts starting in 2033.

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

As of December 31, 2020, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

7.	COMMITMENTS AND CONTINGENCIES
(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 91,628 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the years ended December 31, 2020 and 2019, the Company recorded approximately $22 thousand and $59 thousand, respectively, in royalty expenses in its consolidated statement of operations.

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

In May 2020, the Company terminated its lease and entered into a new lease (the “Lease Amendment”) for a smaller footprint of the current office space in Newtown, Pennsylvania. Lease payments under the original contract will be made through December 2020. The Lease Amendment was determined to be a partial termination that qualified as a change of accounting of the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification. The carrying value of the ROU asset decreased on a basis proportionate to the partial termination by approximately $0.4 million and the related lease liability decreased by approximately $0.4 million. The Company recorded a gain of approximately $0.1 million resulting from the difference between the reduction in the lease liability and the proportionate reduction of the ROU asset. This amount is recorded as a component of other income in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.         The initial lease term of the Lease Amendment is from July 1, 2020 through June 30, 2021, with options to extend for successive six month periods. Two lease extension options were included in the lease term as it was reasonably certain that the Company would elect to utilize the option to extend for this period of time. Monthly rent plus utilities will be approximately $5 thousand per month beginning in January 2021 with a 3% annual increase.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease (amounts in thousands):

For the Year Ending December 31,	2020	2019
Operating lease cost	$107	$224
Operating lease - operating cash flows	$253	$246
Weighted average remaining lease term	1.50 years	3.05 years
Weighted average discount rate	7.2%	15.1%

Future minimum lease payments under non-cancellable lease as of December 31, 2020 were as follows:
For the Period Ending December 31,
2021	$63
2022	32
Total future minimum lease payments	95
Less imputed interest	(4)
Total liability	$91

Reported as of December 31,	2020	2019
Current operating lease liability	59	172
Non-current operating lease liability	32	465
Total	$91	$637
(d)

On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with Key Tronic Corporation (“Key Tronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Key Tronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and the agreement will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. On June 1, 2020, HMI extended the existing manufacturing agreement with Key Tronic for a second three year term from December 29, 2020 until December 31, 2023. As of December 31, 2020, the Company did not have any outstanding commitments to Key Tronic to complete the Company’s forecast for the procurement of materials necessary for the delivery of PoNS devices.

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

Unconsolidated Variable Interest Entity

Prior to the acquisition of Heuro on October 30, 2019 (see Note 2), the Company utilized the consolidation guidance under ASC 810 to determine whether Heuro was a VIE, and if so, whether the Company was the primary beneficiary of Heuro. Prior to the aforementioned acquisition, the Company had concluded that Heuro was a VIE based on the fact that the equity investment at risk in Heuro was not sufficient. The Company’s variable interests in Heuro arose from a profit sharing arrangement with Heuro. In determining whether the Company was the primary beneficiary and whether the Company had the right to receive benefits and the obligation to absorb losses that could potentially be significant to the VIE, the Company evaluated its economic interest in Heuro.

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

For the years ended December 31, 2020 and 2019, the Company paid approximately $5 thousand and $27 thousand, respectively, in consulting fees to a director of the Company. As of December 31, 2020, the Company did not have an accrued liability for consulting fees to a director of the Company.

The Company’s Chief Financial Officer/Chief Operating Officer and affiliates of the Company’s Interim Chief Executive Officer subscribed for units in the Company’s October 2020 Offering.

10.	SUBSEQUENT EVENTS

In January 2021, 81,633 warrants issued in conjunction with the March 2020 Offering were exercised at an exercise price of $16.10 per share for gross proceeds of $1.3 million.

On February 1, 2021, in an underwritten public offering (the “Public Offering”), the Company issued 744,936 shares of common stock and warrants to purchase up to an aggregate of 372,468 shares of common stock at a purchase price of $14.82 per unit, consisting of one share and a warrant to purchase 0.50 shares of common stock. The warrants have an initial exercise price of $16.302 per share and are exercisable for a period of five years from the date of issuance. The Company also issued warrants to the underwriter to purchase 29,797 shares of common stock, with an exercise price of $18.525 per share. Net proceeds from the Public Offering after underwriter’s discounts and commission and offering expenses paid by us were approximately $9.6 million. Affiliates of the Company’s Interim Chief Executive Officer participated in the Public Offering on the same terms and conditions as all other purchasers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: March 10, 2021	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
Interim President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dane C. Andreeff	Date: March 10, 2021

Dane C. Andreeff
Interim President, Chief Executive Officer and Director

By	/s/ Joyce LaViscount	Date: March 10, 2021
Joyce LaViscount
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Blane Walter	Date: March 10, 2021
Blane Walter
Director

By	/s/ Mitchell E. Tyler	Date: March 10, 2021
Mitchell E. Tyler
Director

By	/s/ Edward M. Straw	Date: March 10, 2021
Edward M. Straw
Director

By	/s/ Jeffrey S. Mathiesen	Date: March 10, 2021
Jeffrey S. Mathiesen
Director