Form 10-Q
period 2021-09-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2021-11-09
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 2,393,611 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$4,700	$3,331
Accounts receivable, net	23	74
Other receivables	175	156
Inventory, net	538	389
Prepaid expenses	802	735
Total current assets	6,238	4,685
Property and equipment, net	451	486
Other assets
Goodwill	762	759
Intangible assets, net	381	527
Operating lease right-of-use asset, net	47	90
Total other assets	1,190	1,376
TOTAL ASSETS	$7,879	$6,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,067	$747
Accrued liabilities	1,276	1,337
Operating lease liability	47	59
Deferred revenue	252	281
Total current liabilities	2,642	2,424
Non-current liabilities
Operating lease liability	—	32
Deferred revenue	200	220
TOTAL LIABILITIES	2,842	2,676
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 2,392,130 and 1,484,362 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	139,093	123,872
Accumulated other comprehensive loss	(1,125)	(1,099)
Accumulated deficit	(132,933)	(118,903)
TOTAL STOCKHOLDERS’ EQUITY	5,037	3,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,879	$6,547

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$102	$124	$242	$441
Fee revenue	—	—	—	9
License revenue	7	7	22	20
Total operating revenue	109	131	264	470
Cost of sales:
Cost of product sales	86	22	169	187
Gross profit	23	109	95	283
Operating expenses:
Research and development	1,489	1,327	4,182	3,755
Selling, general and administrative	2,859	2,370	9,800	7,625
Amortization expense	48	72	153	287
Total operating expenses	4,396	3,769	14,135	11,667
Operating loss	(4,373)	(3,660)	(14,040)	(11,384)
Other (expense) income:
Other income	—	—	—	63
Change in fair value of derivative financial instruments	—	1	—	4
Foreign exchange (loss) gain	(314)	182	10	(278)
Total other (expense) income	(314)	183	10	(211)
Net loss	(4,687)	(3,477)	(14,030)	(11,595)
Other comprehensive income (loss):
Foreign currency translation adjustments	287	(172)	(26)	209
Comprehensive loss	$(4,400)	$(3,649)	$(14,056)	$(11,386)
Net loss per share
Basic	$(2.01)	$(2.70)	$(6.29)	$(10.36)
Diluted	$(2.01)	$(2.70)	$(6.29)	$(10.36)
Weighted average shares outstanding
Basic	2,326,893	1,289,657	2,229,422	1,119,639
Diluted	2,326,893	1,289,657	2,229,422	1,119,639

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended September 30, 2021 and 2020

(Except share data, amounts in thousands)

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of June 30, 2020	1,288,974	$1	$119,807	$(521)	$(112,891)	$6,396
Settlement of restricted stock units	6,831	—	—	—	—	—
Stock-based compensation	—	—	450	—	—	450
Foreign currency translation adjustments	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	(3,477)	(3,477)
Balance as of September 30, 2020	1,295,805	$1	$120,257	$(693)	$(116,368)	$3,197

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of June 30, 2021	2,317,772	$2	$138,023	$(1,412)	$(128,246)	$8,367
Proceeds from the issuance of common stock pursuant to the LPC Purchase Agreement	40,000	—	577	—	—	577
Share issuance costs	31,958	—	(247)	—	—	(247)
Settlement of restricted stock units	2,400	—	—	—	—	—
Stock-based compensation	—	—	740	—	—	740
Foreign currency translation adjustments	—	—	—	287	—	287
Net loss	—	—	—	—	(4,687)	(4,687)
Balance as of September 30, 2021	2,392,130	$2	$139,093	$(1,125)	$(132,933)	$5,037

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2021 and 2020

(Except share data, amounts in thousands)

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2019	877,672	$1	$111,509	$(902)	$(104,773)	$5,835
Proceeds from the issuance of common stock from At-the-Market program	232,526	—	5,043	—	—	5,043
Proceeds from issuance of common stock from the March 2020 Offering	178,776	—	1,348	—	—	1,348
Warrant issuance from the March 2020 Offering	—	—	842	—	—	842
Share issuance costs	—	—	(506)	—	—	(506)
Settlement of restricted stock units	6,831	—	—	—	—	—
Stock-based compensation	—	—	2,021	—	—	2,021
Foreign currency translation adjustments	—	—	—	209	—	209
Net loss	—	—	—	—	(11,595)	(11,595)
Balance as of September 30, 2020	1,295,805	$1	$120,257	$(693)	$(116,368)	$3,197

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2020	1,484,362	$1	$123,872	$(1,099)	$(118,903)	$3,871
Proceeds from the issuance of common stock from the February 2021 Offering	744,936	1	8,398	—	—	8,399
Warrant issuance from the February 2021 Offering	—	—	2,638	—	—	2,638
Proceeds from the issuance of common stock pursuant to the LPC Purchase Agreement	40,000	—	577	—	—	577
Share issuance costs	31,958	—	(1,608)	—	—	(1,608)
Proceeds from the exercise of warrants	81,895	—	1,318	—	—	1,318
Proceeds from the exercise of stock options	214	—	2	—	—	2
Settlement of restricted stock units	3,428	—	—	—	—	—
Stock-based compensation	5,337	—	3,896	—	—	3,896
Foreign currency translation adjustments	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(14,030)	(14,030)
Balance as of September 30, 2021	2,392,130	$2	$139,093	$(1,125)	$(132,933)	$5,037

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,030)	$(11,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	—	(4)
Stock-based compensation expense	3,896	2,021
Unrealized foreign exchange (gain) loss	(26)	245
Depreciation expense	84	92
Amortization expense	153	287
(Recovery of) provision for doubtful accounts	(19)	160
Non-cash lease expense	46	209
Intangible asset impairment	—	182
Loss from disposal of property and equipment	—	110
Gain on lease modification	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	70	(30)
Other receivables	(19)	226
Inventory	(149)	26
Prepaid expenses	(67)	(56)
Operating lease liability	(47)	(189)
Accounts payable	270	(956)
Accrued liabilities	(38)	(120)
Deferred revenue	(49)	(119)
Net cash used in operating activities	(9,925)	(9,567)
Cash flows from investing activities:
Purchase of property and equipment	(49)	(14)
Proceeds from sale of property and equipment	—	61
Internally developed software	(2)	(7)
Net cash (used in) provided by investing activities	(51)	40
Cash flows from financing activities:
Proceeds from the issuances of common stock and warrants	11,614	7,233
Share issuance costs	(1,581)	(506)
Proceeds from the exercise of warrants and stock options	1,320	—
Proceeds from Paycheck Protection Program Loan	—	323
Repayment of Paycheck Protection Program Loan	—	(323)
Net cash provided by financing activities	11,353	6,727
Effect of foreign exchange rate changes on cash	(8)	21
Net increase (decrease) in cash	1,369	(2,779)
Cash at beginning of period	3,331	5,459
Cash at end of period	$4,700	$2,680
Supplemental schedule of non-cash financing activities
Non-cash share issuance costs	476	—
Share issuance costs included in accounts payable and accrued liabilities	189	—

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

The Company’s first product, known as the Portable Neuromodulation Stimulator (“PoNS®”), is an innovative non-surgical medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and is indicated for use in the United States as a short term treatment of gait deficit due to mild-to-moderate symptoms from multiple sclerosis (“MS”), and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. It is not expected to be commercially available in the United States until the first quarter of 2022. PoNS is authorized for sale in Canada for two indications: (i) PoNS is authorized as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with physical therapy (“PoNS Treatment®”); and (ii) PoNS is authorized for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019.

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

Going Concern Uncertainty

As of September 30, 2021, the Company had cash of $4.7 million. For the nine months ended September 30, 2021, the Company had an operating loss of $14.0 million, and as of September 30, 2021, its accumulated deficit was $132.9 million. For the nine months ended September 30, 2021, the Company had $0.3 million of revenue from the commercial sale of products or services. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company intends to fund ongoing activities by utilizing its current cash on hand, cash received from the sale of its PoNS™ device in Canada and by raising additional capital through equity or debt financings as well as by using its equity line facility entered into on September 1, 2021 with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which is subject to certain limitations and conditions. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

Risks and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS Authorized clinic locations across Canada. While all clinics have re-opened, they are all currently operating at reduced capacity, and patients have been and may continue to be less willing to return to these clinics, impacting our commercial activities and our customer engagement efforts. In addition, the resurgence of COVID-19 cases across Canada in the fourth quarter of 2020 and first half of

2021 led to further restrictions on clinic activities. However, the rate of vaccination continues to increase throughout all provinces facilitating the lifting of some of the previously imposed restrictions during the third quarter of 2021. Moreover, the Company’s ability to conduct its ongoing clinical experience programs and clinical trials in Canada has been and may be impaired due to trial participants’ attendance being adversely affected by COVID-19. In addition, the COVID-19 pandemic has and may continue to cause delays in the Company’s suppliers’ ability to ship materials that the Company relies upon as well as manufacturing delays as the result of labor shortages. Disruptions in business or governmental operations due to COVID-19 may delay the timing for the submission and approval of the Company’s marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

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

Receivables

Accounts receivables are stated at their net realizable value. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, its customers’ financial strength, and payment history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the allowance required judgment by Company management. As of September 30, 2021, the Company’s accounts receivable of $23 thousand, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales. As of December 31, 2020, the Company’s accounts receivable of $0.1 million, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales.

Other receivables as of September 30, 2021 and December 31, 2020 included refunds from research and development (“R&D”) tax credits of $1 thousand and $1 thousand, respectively, and Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) refunds of $0.2 million and $0.1 million, respectively, related to the Company’s Canadian expenditures. As of December 31, 2020, there was also a receivable from rent deposits of $18 thousand.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. The Company calculates provisions for excess inventory based on inventory on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves. No inventory markdowns to net realizable value were recorded during the three and nine months ended September 30, 2021, respectively. Inventory markdowns to net realizable value of $0 and $2 thousand were recorded during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, inventory consisted of the following (amounts in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Raw materials	$171	$160
Work-in-process	560	440
Finished goods	62	44
Inventory	$793	$644
Inventory reserve	(255)	(255)
Total inventory, net of reserve	$538	$389

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

As of September 30, 2021 and December 31, 2020, property and equipment consisted of the following (amounts in thousands):

	As of	As of
	September 30, 2021	December 31, 2020
Leasehold improvement	$64	$64
Furniture and fixtures	93	93
Equipment	373	335
Computer software and hardware	208	197
Property and equipment	738	689
Less accumulated depreciation	(287)	(203)
Property and equipment, net	$451	$486

Depreciation expense was $28 thousand and $26 thousand for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $84 thousand and $92 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of the Company’s goodwill as of September 30, 2021 is the result of the Heuro acquisition completed in October 2019. Goodwill is not amortized, but rather will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company will test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

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

The following is a summary of the activity for the period ended September 30, 2021 for goodwill:

Carrying amount at December 31, 2020	$759
Foreign currency translation	3
Carrying amount at September 30, 2021	$762

Definite-lived intangibles consist principally of acquired customer relationships, proprietary software and reacquired rights as well as internally developed software. All are amortized straight-line over their estimated useful lives. Amortization expense related to intangible assets was $48 thousand and $0.2 million during the three and nine months ended September 30, 2021, respectively. Amortization expense related to intangible assets was $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2020, the Company incurred an intangible asset impairment loss of $0.2 million related to the customer relationships, all of which was incurred during the first quarter of 2020, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2021, the Company wrote-off $0.2 million of fully amortized customer relationships, all of which occurred during the first quarter of 2021.

Intangible assets as of September 30, 2021 and December 31, 2020 consist of the following:

		As of September 30, 2021			As of December 31, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships (1)	1.25 years	$—	$—	$—	$237	$(228)	$9
Acquired proprietary software	5 years	151	(58)	93	150	(35)	115
Reacquired rights	3.87 years	505	(250)	255	503	(152)	351
Internally developed software	3 years	84	(51)	33	82	(30)	52
Total intangible assets		$740	$(359)	$381	$972	$(445)	$527
(1)	During the nine months ended September 30, 2021, the Company wrote off $0.2 million of fully amortized customer relationships.

Amortization expense is anticipated to be as follows in future years:

For the Year Ending December 31,
2021 (remaining 3 months)	$47
2022	185
2023	123
2024	26
$381

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases.

The Company does not record an operating lease right of use (“ROU”) asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. The Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania upon the adoption date. As of September 30, 2021, the Company has not entered into any additional lease arrangements, but did modify the existing lease arrangement in the second quarter of 2020 and again in the first quarter of 2021. Operating lease ROU assets and operating lease liabilities are recognized upon the adoption date based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are to be accounted for separately (see Note 6).

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

Product Sales, net

Product sales are derived from the sale of the PoNS device to clinics. According to the supply agreement with each of these clinics, the Company’s performance obligation was met when it delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer is accounted for as a fulfillment cost and are included in cost of sales. For the three and nine months ended September 30, 2020, the Company recorded $124 thousand and $0.4 million, respectively, in product sales. As of September 30, 2020, the control of 11 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.4 million in product sales for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, the Company recorded $102 thousand and $0.2 million, respectively, in product sales. There were 4 PoNS devices, included as consideration in the Heuro acquisition, transferred during the nine months ended September 30, 2021 resulting in revenue of $30 thousand being recognized which is included in the aforementioned $0.2 million in product sales for the nine months ended September 30, 2021. As of September 30, 2021, there were 30 devices remaining to be transferred. The fair value of the remaining devices is recorded as deferred revenue of $0.2 million on the condensed consolidated balance sheet. The returns during the three and nine months ended September 30, 2021 were the result of warranty returns for defective products. These returns were insignificant and any future replacements are expected to be insignificant.

Fee Revenue

During the three and nine months ended September 30, 2020, the Company recognized $0 and $9 thousand, respectively, of fee revenue related to engaging new neuroplasticity clinics to provide the PoNS Treatment. These agreements were terminated in the second quarter of 2020. As a result, during the three and nine months ended September 30, 2021, the Company did not recognize any fee revenue.

License Revenue

In connection with the Heuro acquisition, the Company entered into a Clinical Research and Co-Promotion Agreement with HTC (the “Co-Promotion Agreement”). The Co-Promotion Agreement had a fair value of CAD$360 thousand at the time of acquisition and a ten-year term. License revenue is recognized ratably over the ten-year term of the Co-Promotion Agreement as the performance obligation is met. During the three and nine months ended September 30, 2021, the Company recognized revenues of $7 thousand and $22 thousand, respectively, in license fees associated with the Co-Promotion Agreement. Revenue not yet recognized of $0.2 million is recorded as deferred revenue on the condensed consolidated balance sheet as of September 30, 2021. During the three and nine months ended September 30, 2020, the Company recognized revenues of $7 thousand and $20 thousand, respectively, in license fees associated with the Co-Promotion Agreement.

As of September 30, 2021 and December 31, 2020, the Company had no contract assets or liabilities on its condensed consolidated balance sheets related to the supply agreements with each clinic.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business. The CARES Act has not had a material impact on our accounting for income taxes.

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

The last of the warrants accounted for in accordance with ASC 815 expired in April 2021 and as such, as of September 30, 2021, the Company does not hold any derivative financial instruments accounted for in accordance with ASC 815.

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

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option pricing model as of December 31, 2020 and the roll forward of the Company’s derivative financial instruments. The Company’s derivative financial instruments were comprised of warrants classified as liabilities. The fair value of the derivative financial instruments as of December 31, 2020 was zero. The warrants classified as liabilities expired in April 2021 and as such, as of September 30, 2021, the Company does not hold any derivative financial instructions accounted for in accordance with ASC 815.

There were no transfers between any levels for any of the periods presented.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Due to the COVID-19 pandemic and the related risks and uncertainties, the Company’s customer relationship intangible asset incurred an impairment loss during the nine months ended September 30, 2020 of $0.2 million, all of which was incurred during the first quarter of 2020. The fair value of this intangible asset was determined based on Level 3 measurements within the fair value hierarchy. Inputs to these fair value measurements included estimates of the amount and timing of the asset’s net future discounted cash flows based on historical data, current trends and market conditions. As of September 30, 2021, the Company’s customer relationship intangible asset had been fully amortized and written off.

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and Diluted
Numerator:
Net loss	$(4,687)	$(3,477)	$(14,030)	$(11,595)
Denominator:
Weighted average common shares outstanding	2,326,893	1,289,657	2,229,422	1,119,639
Basic and diluted net loss per share	$(2.01)	$(2.70)	$(6.29)	$(10.36)

No incremental common stock equivalents, consisting of outstanding stock options, warrants and restricted stock units, were included in calculating diluted loss per share because such inclusion would be anti-dilutive due to the Company’s losses for the three and nine months ended September 30, 2021 and 2020. Common stock equivalents excluded from the computation of diluted weighted average shares outstanding were 1,239,019 and 377,971 for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, respectively.

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

In August 2020, FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The guidance is to be applied using either a full retrospective or modified retrospective method. In applying the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. In applying the modified retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. The Company early adopted ASU

2020-06 effective January 1, 2021 under the modified retrospective approach. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

No dividends have been declared since inception of the Company through September 30, 2021. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

2020 At the Market Offering

On January 27, 2020, the Company filed a Form S-3 shelf registration under the Securities Act which was declared effective by the SEC on February 6, 2020 (the “2020 Shelf”). In conjunction with the 2020 Shelf, on January 27, 2020, the Company entered into an At The Market Offering Agreement (the “2020 ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company may offer and sell, from time to time at its sole discretion, to or through Wainwright, acting as agent and/or principal, shares of its common stock having an aggregate offering price of up to $11.34 million, which, in March 2020, was subsequently reduced to $9.15 million, including the shares previously sold under the 2020 ATM. For the nine months ended September 30, 2020, under the 2020 ATM, the Company sold and issued 232,526 shares of its common stock with an aggregated market value of $5.0 million at an average price of $21.68 per share and paid Wainwright a sales commission of approximately $181 thousand related to those shares. The Company terminated the 2020 ATM effective November 25, 2020.

March 2020 Offering

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

Each warrant issued in connection with the March 2020 Offering entitles the holder to acquire one additional share of common stock at an exercise price of $16.10 per share, which became exercisable on September 20, 2020 and will expire on March 20, 2025. Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the March 2020 Offering should be classified as equity as partial cash settlement under certain circumstances and provisions related to market volatility did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $0.8 million and was included in additional paid-in capital. As of September 30, 2021, 81,633 warrants had been exercised, all during the first quarter of 2021, for gross proceeds of $1.3 million.

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

October 2020 Offering

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

Pursuant to the securities purchase agreement for the October 2020 Offering, if the Company issues any shares of common stock or common stock equivalents for cash consideration, indebtedness or a combination thereof, with certain exceptions, within twelve months of the closing of the October 2020 Offering, each purchaser who subscribed for at least $250,000 has the right to participate in up to such purchaser’s pro rata portion of 30% of the such subsequent financing on the same terms, conditions and price provided for in the subsequent financing. These participation rights expired on October 26, 2021.

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

February 2021 Offering

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

Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the February 2021 Offering should be classified as equity as partial cash settlement under certain circumstances and provisions related to market volatility did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $2.6 million and was included in additional paid-in capital. As of September 30, 2021, 262 warrants had been exercised, all during the second quarter of 2021, for gross proceeds of $4 thousand.

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

Lincoln Park Purchase Agreement

On September 1, 2021, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with Lincoln Park. The LPC Purchase Agreement provides that, subject to the terms and conditions therein, the Company has the right, but not the obligation, to sell from time to time, at its sole discretion, to Lincoln Park up to $15.0 million of shares of its common stock over a 36-month period commencing on September 15, 2021. In addition, under the LPC Purchase Agreement, during the third quarter of 2021, the Company issued 31,958 shares of common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock. The $0.5 million fair value of the commitment fee shares was recorded as share issuance costs as of September 30, 2021.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions.

The number of shares the Company may sell to Lincoln Park on any single business day (provided that the closing sale price of the common stock is not below the “floor price” stated in the LPC Purchase Agreement) in a regular purchase is 20,000, but that amount may be increased to (i) up to 25,000 shares, provided that the closing sale price of the common stock on the applicable purchase date is not below $20.00 and (ii) up to 30,000 shares, provided that the closing sale price of the common stock on the applicable purchase date is not below $25.00, in each case, subject to a maximum limit of $2.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the LPC Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases as set forth in the LPC Purchase Agreement.

Under applicable rules of the Nasdaq Capital Market, the Company may not issue or sell to Lincoln Park under the LPC Purchase Agreement more than 19.99% of the shares of the common stock outstanding immediately prior to the execution of the LPC Purchase Agreement unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of such amount to Lincoln Park under the LPC Purchase Agreement in accordance with applicable Nasdaq rules or (ii) the average price of all applicable sales of common stock to Lincoln Park under the LPC Purchase Agreement equals or exceeds $15.1661 per share, such that issuances of common stock to Lincoln Park under the LPC Purchase Agreement will not be subject to such limitation under applicable Nasdaq rules. In any event, the LPC Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the LPC Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

In all instances, the LPC Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of its common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park, would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of the Company’s common stock.

The Company has agreed with Lincoln Park that it will not enter into an additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with the Company to purchase securities over a period of time from the Company at a price based on the market price of the common stock at the time of such purchase for a period defined in the LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

Actual sales of common stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds under the LPC Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park.

During the nine months ended September 30, 2021, all of which occurred during the third quarter of 2021, the Company sold and issued 40,000 shares under the LPC Purchase Agreement, excluding the 31,958 shares issued for the commitment fee, for net proceeds of $0.6 million.

Warrants

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2021:

	Number of Warrants		Weighted Average Exercise Price
	CAD	US	CAD$	USD$
Outstanding as of December 31, 2020	68,351	273,554	$428.75	$16.04
Granted	—	402,265	—	16.47
Cancelled/Expired	(68,351)	—	428.75	—
Exercised	—	(81,895)	—	16.10
Outstanding as of September 30, 2021	—	593,924	$—	$16.32

The Company’s warrants outstanding and exercisable as of September 30, 2021 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
97,143	USD$16.10	March 20, 2025
17,431	USD$16.1665	October 26, 2023
76,386	USD$15.82	October 26, 2023
961	USD$19.775	October 26, 2023
372,206	USD$16.302	February 1, 2026
29,797	USD$18.525	February 1, 2026
593,924

4.    STOCK-BASED PAYMENTS

2018 Omnibus Incentive Plan

On May 15, 2018, the Company’s Board of Directors authorized and approved the adoption of the 2018 Omnibus Incentive Plan, (as amended, the “2018 Plan”), which was effective upon approval by the stockholders of the Company on June 28, 2018 and under which an aggregate of 153,031 shares of common stock could be issued. This share reserve was the sum of 85,714 new shares, plus the 67,317 shares that remained available for issuance at the time of approval under the Company’s 2016 Omnibus Incentive Plan (the “2016 Plan”), the predecessor incentive plan at the time of the adoption of the 2018 Plan. On April 20, 2021, the Company’s Board of Directors authorized and approved an amendment, which was effective upon approval by the stockholders of the Company on May 25, 2021, authorizing an additional 565,000 shares of common stock to be issued under the 2018 Plan. Pursuant to the terms of the 2018 Plan, the Company is authorized to grant stock options, as well as awards of stock appreciation rights, restricted stock, unrestricted shares, restricted stock units (“RSUs”), stock equivalent units and performance-based cash awards. These awards may be granted to directors, officers, employees and eligible consultants. Vesting and the term of an option is determined at the discretion of the Company’s Board of Directors. Subsequent to the adoption of the 2018 Plan, the Company ceased granting awards under the 2016 Plan, the predecessor incentive plan. However, outstanding stock options granted prior to the effective date of the 2018 Plan are still governed by the 2016 Plan or the Company’s 2014 Stock Incentive Plan, which preceded the 2016 Plan.

As of September 30, 2021, there was an aggregate of 139,139 shares of common stock remaining available for grant under the 2018 Plan.

2021 Inducement Plan

On July 2, 2021, the Company adopted the Helius Medical Technologies, Inc. 2021 Inducement Plan (the “Inducement Plan”), pursuant to which the Company reserved 100,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The Inducement Plan was approved by the Company’s Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

The Inducement Plan permits the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and cash awards, and other share‑based awards.

As of September 30, 2021, there was an aggregate of 80,000 shares of common stock remaining available for grant under the Company’s Inducement Plan.

Stock Options

For the nine months ended September 30, 2021, the Company issued 554,615 stock options to employees and directors of which 13,200 were forfeited. The Company issued no stock options to consultants during the nine months ended September 30, 2021.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2021:

		Weighted Average		Aggregate
		Remaining	Weighted	Intrinsic
	Number of	Contractual	Average	Value
	Stock Options	Life (in years)	Exercise Price	(in thousands)
Outstanding as of December 31, 2020	113,558	7.75	$159.33	$—
Granted	554,615		15.05	—
Forfeited/Cancelled	(26,807)		64.55	—
Exercised	(214)		10.50	1
Outstanding as of September 30, 2021	641,152	9.24	$38.54	$—
Exercisable as of September 30, 2021	271,433	8.72	$66.81	$—

Employee and Director Stock Options                                                                                                                                                                              As of September 30, 2021, the unrecognized compensation cost related to non-vested time-based stock options outstanding for employees and directors, was $3.0 million which will be recognized over a weighted-average remaining vesting period of approximately 3.4 years. As of September 30, 2021, the unrecognized compensation cost related to performance-based stock options for employees was $1.2 million. Recognition of compensation expense for performance-based stock options will commence at the time it is determined to be probable that the performance conditions will be met. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

The weighted average grant date fair value of employee and director stock options granted for the nine months ended September 30, 2021 was $10.67 per option and the grant date fair values of these stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Nine Months Ended September 30, 2021
Stock price	$15.14
Exercise price	$15.05
Expected term	7.04 years
Expected volatility	78.27%
Risk-free interest rate	1.18%
Dividend rate	0.00%

Consultant Stock Options

As of September 30, 2021, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees was $3 thousand which will be recognized over a weighted-average remaining vesting period of approximately 0.1 years. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

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

During the second quarter of 2021, the Company granted 2,668 RSUs to an officer of the Company under the 2018 Plan that were scheduled to vest on October 2, 2021. The fair value of the RSUs was based on the closing price of the Company’s common stock on the day of the grant. These RSUs were forfeited during the third quarter of 2021.

During the nine months ended September 30, 2021, the Company granted 6,343 RSUs to the Company’s Board of Directors pursuant to the Non-Employee Director Compensation Policy which will vest in twelve monthly installments on the last day of each month. The fair value of the RSUs is based on the closing price of the Company’s common stock on the day of the grant.

The following is a summary of the Company’s RSU award activity for the nine months ended September 30, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Outstanding as of December 31, 2020	168	$13.20
Granted	9,871	15.41
Forfeited	(2,668)	14.50
Settled	(3,428)	15.56
Outstanding as of September 30, 2021	3,943	$15.81

Unrestricted Stock

On April 1, 2021, the Company granted 5,337 shares of unrestricted Class A Common Stock to an officer of the Company under the 2018 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$156	$245	$540	$727
Cost of sales	2	—	5	(1)
Selling, general and administrative	582	205	3,351	1,295
Total	$740	$450	$3,896	$2,021

Stock-based compensation expense for the three and nine months ended September 30, 2020 was reduced by $0.1 million related to the forfeiture of stock options as a result of the departure of our former chief executive officer. Stock-based compensation expense for the three and nine months ended September 30, 2021 included $0.5 million in expense related to the accelerated vesting of stock options as a result of the departure of our former chief operating officer in July 2021.

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	As of
	September 30, 2021	December 31, 2020
Employees benefits	$555	$496
Professional services	175	292
Legal fees	93	133
Royalty fees	4	12
Severance	368	347
Other	81	57
Total	$1,276	$1,337

Accrued severance expense as of September 30, 2021 included $0.4 million in severance costs related to the departure of our former chief operating officer in July 2021.

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 91,628 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the three and nine months ended September 30, 2021, the Company recorded approximately $4 thousand and $10 thousand, respectively, in royalty expenses in its condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2020, the Company recorded approximately $5 thousand and $15 thousand, respectively, in royalty expenses in its condensed consolidated statement of operations and comprehensive loss.

(b)

In March 2017, the Company entered into a lease for office space in Newtown, Pennsylvania. The initial term of the lease was from July 1, 2017 through December 31, 2022, with an option to extend until 2027. In July 2017, the Company amended the contract to commence the lease on July 17, 2017 through January 16, 2023, with an option to extend until January 2028. Lease extension options were not included in the lease term as it was not reasonably certain that the Company would elect to utilize the option to extend. Monthly rent plus utilities were approximately $20 thousand per month beginning in January 2018 with a 3% annual increase.        In May 2020, the Company terminated its lease and entered into a new lease (the “Lease Amendment”) for a smaller footprint of the current office space in Newtown, Pennsylvania. Lease payments under the original contract were made through December 2020. The Lease Amendment was determined to be a partial termination that qualified as a change of accounting of the existing lease and not a separate contract. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification. The carrying value of the ROU asset decreased on a basis proportionate to the partial termination by approximately $0.4 million and the related lease liability decreased by approximately $0.4 million. The Company recorded a gain of approximately $0.1 million resulting from the difference between the reduction in the lease liability and the proportionate reduction of the ROU asset. This amount was recorded as a component of other income in the condensed consolidated statement of operations and comprehensive loss during the second quarter of 2020.           The initial lease term of the Lease Amendment was from July 1, 2020 through June 30, 2021, with options to extend for successive six month periods. Two lease extension options were included in the lease term as it was reasonably certain that the Company would elect to utilize the option to extend for this period of time. Monthly rent plus utilities is approximately $5 thousand per month beginning in January 2021 with a 3% annual increase. In January 2021, the lease term of the Lease Amendment was amended to go through September 30, 2021, with options to extend monthly thereafter.  The Company is extending month to month commencing October 2021. No other amendments were made. The Company’s assessment of the lease term it would elect to utilize has not changed.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease as of September 30, 2021 (amounts in thousands).

For the Nine Months Ended September 30, 2021
Operating lease cost	$7
Operating lease - operating cash flows	$47
Weighted average remaining lease term	0.75 years
Weighted average discount rate	7.2%

Future minimum lease payments under non-cancellable lease as of September 30, 2021 were as follows:
For the Period Ending December 31,
2021 (remaining three months)	$16
2022	32
Total future minimum lease payments	48
Less imputed interest	(1)
Total liability	$47
Reported as of September 30, 2021
Current operating lease liability	47
Non-current operating lease liability	—
Total	$47

(c)

On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with KeyTronic Corporation (“KeyTronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to KeyTronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. On June 1, 2020, HMI extended the existing manufacturing agreement with KeyTronic for a second three year term from December 29, 2020 until December 31, 2023. As of September 30, 2021, the Company did not have any outstanding commitments to KeyTronic to complete the Company’s forecasts for the procurement of materials necessary for the delivery of PoNS devices.

7.    RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2020, the Company paid approximately $0 and $5 thousand, respectively, in consulting fees to a director of the Company. No consulting fees were paid to this director during the three and nine months ended September 30, 2021.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements are made, without limitation, in relation to operating plans, including expected enrollment, patient participation and other details of the TEP study, sufficiency of cash, availability of funds and operating costs. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve our business objectives, the COVID-19 pandemic, including its impact on the Company, the success of our business plan, including our ability to complete pre-commercialization activities, secure contracts with rehabilitation clinics, obtain national Medicare coverage and a reimbursement code so that the PoNS device is covered by Medicare and Medicaid, to build internal commercial infrastructure, secure state distribution licenses, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers, market awareness of the PoNS device, availability of funds, including our ability to fully access our equity line with Lincoln Park, manufacturing, labor shortage and supply chain risks, our ability to maintain and enforce our intellectual property rights, clinical trials and the clinical development process, the product development process, the regulatory submission review and approval process, our operating costs and use of cash, and our ability to achieve significant revenues and other factors discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our 2020 Annual Report and those described from time to time in our future reports filed with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, we cannot guarantee future results, events, levels of activity, performance or achievement and our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend, and undertake no obligation, to update or revise any of the forward-looking statements as a result of new information, future events or otherwise or to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Our first product, known as the Portable Neuromodulation Stimulator (PoNS®), is an innovative non-surgical medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and is indicated for use in the United States as a short term treatment of gait deficit due to mild-to-moderate symptoms for multiple sclerosis (MS) and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. It is not expected to be commercially available in the United States until the first quarter of 2022. PoNS is authorized for sale in Canada for two indications: (i) PoNS is authorized as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (mmTBI) and is to be used in conjunction with physical therapy (PoNS Treatment®); and (ii) PoNS is authorized for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019.

Recent Developments

Our common stock was previously listed on the TSX under the symbol “HSM”, but we voluntarily delisted from the TSX effective as of the close of trading on September 9, 2021. Following such delisting, our common stock continues to trade on The Nasdaq Capital Market under the symbol “HSDT”.

On September 1, 2021, we entered into a purchase agreement (the “LPC Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of our common stock, subject to the terms and conditions therein. See “Liquidity and Capital Resources” below for additional details on the LPC Purchase Agreement. During the third quarter of 2021, we issued 40,000 shares, excluding the 31,958 shares issued as the commitment fee, under the LPC Purchase Agreement for net proceeds of approximately $0.6 million.

Regulatory Status Worldwide

Canadian Regulatory Status: mmTBI and MS

On October 17, 2018, we received our Canadian marketing authorization from Health Canada allowing us to commercialize the PoNS device in Canada for use as a short-term treatment (14 weeks) of chronic balance deficit due to mmTBI.

On March 18, 2020, we received marketing authorization from Health Canada allowing us to commercialize the PoNS device in Canada for the treatment of gait deficit in patients with mild and moderate MS symptoms. Our market authorization application comprised objective statistical evidence as well as independently reviewed clinical research analysis. This label expansion expanded our addressable market in Canada to include a patient population seeking treatment options that may resolve or delay the progression of MS gait deficit symptoms.

US Regulatory Status: MS

On May 7, 2020, we received Breakthrough Designation for the PoNS device as a potential treatment for gait deficit due to symptoms of MS, to be used as an adjunct to a supervised therapeutic exercise program. The goal of the Breakthrough Devices Program is to provide patients and health care providers with timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval, 510(k) clearance, and de novo classification and clearance, consistent with the FDA’s mission to protect and promote public health.

On March 26, 2021, we received marketing authorization from the FDA of the PoNS device. The PoNS device is indicated for use as a short term treatment of gait deficit due to mild-to-moderate symptoms of MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only.

On January 14, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued the final rule (CMS-3372-F), 42 C.F.R. § 405.603 on the new Medicare coverage pathway referred to as Medicare Coverage of Innovative Technology, or MCIT, for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. To be eligible for coverage through MCIT, the breakthrough device must be used for the FDA approved or cleared indication(s) for use. Manufacturers will be able to opt in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization, but coverage will only be valid for four years from market authorization regardless of opt in date. At the end of the four year period, manufacturers are expected to have obtained coding for the specific product which can then be used as the reimbursement pathway for commercial payers. CMS announced MCIT was delayed from becoming effective March 15, 2021 to May 15, 2021 with an additional comment period during that time. On May 14, 2021, CMS announced it further delayed the effective date of the final rule until December 15, 2021 to provide CMS an opportunity to determine appropriate next steps. On September 15, 2021, CMS published a proposal that would repeal the MCIT pathway. A 30-day comment period was included in the proposal with all comments due by October 15, 2021. While we will continue to monitor this, we also remain focused on building out our reimbursement strategy for both commercial and government payers. We are still working to understand current Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

In September 2021, we started activities to setup and implement a new study as part of a Therapeutic Experience Program, or TEP, with NYU Langone Health as our first Center of Excellence clinical site. The TEP is a Helius-sponsored, open label observations, interventional multi-center outcome research trial designed to assess adherence to on-label PoNS therapy for improvement in gait deficits with MS in a real-world clinical setting. The study will measure subjects’ adherence to PoNS therapy, which combines the PoNS device with physical therapy, to better understand the relationship between adherence to the treatment regimen and therapeutic functional outcome. The primary endpoint of the study is maintenance of gait improvement from the end of supervised therapy (Phase 1) to the end of unsupervised therapy (Phase 2) in relation to the subject’s adherence to PoNS therapy. The secondary endpoints are improvement of gait and balance deficit over time, and clinical global impression of change. The study will be conducted at ten to twelve Centers of Excellenceacross the United States, with an estimated four PoNS devices per site. Enrollment is expected to begin late in the fourth quarter of 2021 and continue through mid-2022. A total of fifty to sixty patients with MS are expected to take part in the program.

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

Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we are assessing the feasibility of a clinical program to advance the development of a study aimed to obtain clearance for gait and balance deficits in mmTBI.

US Regulatory Status: Stroke

In August 2021, we received Breakthrough Designation for the PoNS™ device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. With Breakthrough Designation received, a pivotal trial of PoNS therapy in stroke patients is planned to commence in the second quarter of 2022.

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

Australian Regulatory Status

In the third quarter of 2019 we initiated the submission of our application to the Therapeutic Goods Administration, or TGA. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. In November 2021, we received market authorization from the TGA for the sale of PoNS as a Class IIa medical device. Our representative in Australia is working with the TGA to finalize the exact scope of the authorization, which is expected to cover the use of PoNS to improve balance and gait when used as an adjunct to a therapeutic exercise program.

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

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. During the year ended December 31, 2020, we authorized 24 new clinical locations to have 31 clinic locations as of December 31, 2020. As of September 30, 2021, we have 36 authorized PoNS clinic locations across Canada. In addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these clinics. Sales performance in Canada continues to be impacted by the COVID-19 pandemic due to space restrictions that the provincial governments have imposed as well as the risk tolerance of patients and therapists.

In collaboration with the Toronto Rehabilitation Institute (part of University Health Network), we are continuing our clinical experience program, the results of which we look to publish in 2022.

We continue to refine our go-to-market pricing model based on market feedback. Our modified pricing approach is focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment. We have also experimented with various promotional pricing programs resulting in lower unit prices for both PoNS system purchases and mouthpieces in order to increase access to the PoNS Treatment and drive market awareness which we believe resulted in an increase in the volume of units sold, beginning in the second half of 2020. We intend to keep the promotional pricing in place through the end of 2021.

The value dossiers for mmTBI and MS that were created in mid-2020 to fully demonstrate in both scientific and financial terms, the merits of PoNS Treatment for claimants are now being utilized along with submissions from clinics on behalf of their patients. The dossiers are provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI is focused initially on the auto accident insurance and workers’ compensation market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits.

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

In this pre-commercial phase, we are working on the development of our commercial strategy. This includes a focus on payer strategy, both government and commercial, attaining distribution licenses and beginning to build relationships with key large neurorehabilitation centers, which focus on treatment of MS patients. We continue to generate data on outcomes of the PoNS Treatment generated from treatment of patients in Canada and ensuring that our scientific data is presented at many of the key national and international neurology and neuromodulation meetings. We believe this scientific dissemination may begin to pave the way to establishing the PoNS Treatment as the standard of care for the treatment of MS-related gait deficit.

To commercialize the PoNS Treatment in the United States, we plan to target specific Key Opinion Leaders (neurologists and physiatrists) and their associated neurorehabilitation centers (physical therapists). PoNS certified neurorehabilitation centers will be trained to deliver the PoNS Treatment. Importantly, this focused strategy will also allow us to inspect whether we are generating patient outcomes similar to those seen in our clinical trials. To further develop and implement the PoNS commercialization strategy, we have hired a Vice President of Sales and Marketing and have identified the initial launch areas within the US. We continue to build out our commercial team, including field sales, reimbursement specialists and operational support.

We are pursuing coverage for PoNS with commercial and government payers within the Durable Medical Equipment, or DME, benefit category. While there are no currently applicable Healthcare Common Procedure Coding System, or HCPCS, codes to describe the PoNS system or Mouthpiece, our expectation is that we will use miscellaneous codes – E1399 (Miscellaneous durable medical equipment) and A9999 (Miscellaneous DME supply or accessory, not otherwise specified) until specific HCPCS codes are created. We applied for unique HCPCS codes during the third quarter of 2021, which is a nine month process from application until coding would be effective. We also intend to provide broad access and reimbursement for the PoNS Treatment over time through Commercial insurers. At launch, prior to the initiation of CMS or broad payer coverage, we anticipate the primary source of sales will be self-pay patients. We will support the cost of the PoNS Treatment by collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate at least a 24-month window to obtain broad coverage and reimbursement among government and private payers.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS Authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures have been able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, they are all currently operating at reduced capacity within provincial guidelines, which during the third quarter of 2021 limited operations to 50% capacity. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. This was especially true in the first half of 2021, as cases of COVID-19 increased significantly in Canada and additional restrictions, shelter in place orders, and business shutdowns were imposed. The rate of vaccination continues to increase throughout all provinces facilitating the lifting of some of the previously imposed restrictions.

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

The COVID-19 pandemic has and may continue to cause delays in or the suspension of our business partners manufacturing operations, our research and product development activities, our regulatory workstreams, our research and development activities and other important commercial functions. We are also dependent upon our suppliers for the manufacture of our PoNS device, and in the second quarter of 2020, two of our business partners diverted resources towards other activities related to COVID-19, resulting in delays in our product development activities. Such diversion of suppliers’ resources may occur again in the future, and the pandemic could limit our suppliers’ ability to travel or ship materials or force temporary closure of facilities that we rely upon. Manufacturing delays have occurred and may also occur as the result of labor shortages. Disruptions in business operations or governmental operations due to COVID-19 may delay the timing for the submission and approval of our marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Results of Operations

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Revenue:
Product sales	$102	$124	$(22)
Fee revenue	—	—	—
License revenue	7	7	—
Total operating revenue	109	131	(22)
Cost of sales:
Cost of product sales	86	22	64
Gross profit	23	109	(86)
Operating expenses:
Research and development	1,489	1,327	162
Selling, general and administrative	2,859	2,370	489
Amortization expense	48	72	(24)
Total operating expenses	4,396	3,769	627
Operating loss	(4,373)	(3,660)	(713)
Other (expense) income:
Other income	—	—	—
Change in fair value of derivative financial instruments	—	1	(1)
Foreign exchange (loss) gain	(314)	182	(496)
Total other (expense) income	(314)	183	(497)
Net loss	$(4,687)	$(3,477)	$(1,210)

Revenue

For the three months ended September 30, 2021, we recognized revenue of $109 thousand, of which $102 thousand was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $7 thousand was generated from license fee revenue related to our Co-Promotion Agreement with HTC. For the three months ended September 30, 2020 we recognized revenue of $131 thousand, of which $124 thousand was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $7 thousand was generated from license fee revenue related to our Co-Promotion Agreement with HTC.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. For the three months ended September 30, 2021, we incurred $86 thousand in cost of sales. For the three months ended September 30, 2020, we incurred $22 thousand in cost of sales. The increase was primarily attributable to overhead costs including wages and salaries of employees involved in the management of the supply chain.

Research and Development Expense

Research and development, or R&D, expenses were $1.5 million for the three months ended September 30, 2021 compared to $1.3 million for the three months ended September 30, 2020, an increase of $0.2 million. The increase was primarily attributable to a $0.2 million increase in product development expenses and a $0.2 million increase in professional services expenses. These increases were partially offset by a $0.1 million decrease in stock-based compensation expense coupled with a $0.2 million decrease in legal expenses compared to those incurred during 2020 as a result of the submission of our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $2.9 million for the three months ended September 30, 2021 compared to $2.4 million for the three months ended September 30, 2020, an increase of approximately $0.5 million. The increase was primarily due to a $0.4 million increase in our stock-based compensation expense, as well as a $0.1 million increase in salaries and wages, which were both primarily the result of the addition of key management and sales executives in the second and third quarters of 2021. Severance expense for cash-based severance payments of $0.4 million related to the departure of our former chief operating officer and $0.5 million related to the departure of our former chief executive officer was incurred during the three months ended September 30, 2021 and 2020, respectively. Additionally, stock-based compensation expense increased $0.5 million and decreased $0.1 million during the three months ended September 30, 2021 and 2020, respectively as the result of the aforementioned departures.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships, proprietary software and reacquired rights recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. For the three months ended September 30, 2021, amortization expense was $48 thousand. For the three months ended September 30, 2020, amortization expense was $0.1 million. The decrease is primarily the result of the customer relationships becoming fully amortized during the first quarter of 2021.

Change in Fair Value of Derivative Financial Instruments

There was no change in fair value of derivative financial instruments for the three months ended September 30, 2021 because the warrants that qualified as derivatives required to be accounted for in accordance with ASC 815 (requiring the re-measurement of fair value at each balance sheet date) expired in April 2021 and had been valueless during the period. This compared to a gain of $1 thousand for the three months ended September 30, 2020.

The change in fair value of our derivative financial instruments for the three months ended September 30, 2020 was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain (Loss)

Foreign exchange loss was $0.3 million for the three months ended September 30, 2021, compared to a gain of $0.2 million for the three months ended September 30, 2020. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Revenue:
Product sales	$242	$441	$(199)
Fee revenue	—	9	$(9)
License revenue	22	20	2
Total operating revenue	264	470	(206)
Cost of sales:
Cost of product sales	169	187	(18)
Gross profit	95	283	(188)
Operating expenses:
Research and development	4,182	3,755	427
Selling, general and administrative	9,800	7,625	2,175
Amortization expense	153	287	(134)
Total operating expenses	14,135	11,667	2,468
Operating loss	(14,040)	(11,384)	(2,656)
Other income (expense):
Other income	—	63	(63)
Change in fair value of derivative financial instruments	—	4	(4)
Foreign exchange gain (loss)	10	(278)	288
Total other income (expense)	10	(211)	221
Net loss	$(14,030)	$(11,595)	$(2,435)

Revenue

For the nine months ended September 30, 2021, we recognized revenue of $0.3 million, of which $0.2 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $22 thousand was generated from license fee revenue related to our Co-Promotion Agreement with HTC. For the nine months ended September 30, 2020, we recognized revenue of $0.5 million, of which $0.4 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada, $9 thousand was generated from fee revenue related to engaging new PoNS authorized clinics and $20 thousand was generated from license fee revenue related to our Co-Promotion Agreement with HTC. The decrease year-over-year in revenue generated through product sales of our PoNS device in Canada is the result of the COVID-19 pandemic negatively impacting our product sales beginning in March 2020 and the impact of price changes focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. For the nine months ended September 30, 2021, we incurred $0.2 million in cost of sales. For the nine months ended September 30, 2020, we incurred $0.2 million in cost of sales.

Research and Development Expense

Research and development, or R&D, expenses were $4.2 million for the nine months ended September 30, 2021, compared to $3.8 million for the nine months ended September 30, 2020, an increase of $0.4 million. The increase was primarily attributable to a $0.6 million increase in product development expenses and a $0.2 million increase in professional expenses. These increases were partially offset by a $0.2 million decrease in stock-based compensation expense coupled with a $0.2 million decrease in legal expenses compared to those incurred during 2020 as a result of the submission of our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $9.8 million for the nine months ended September 30, 2021, compared to $7.6 million for the nine months ended September 30, 2020, an increase of approximately $2.2 million. The increase was primarily due to a $2.1 million increase in our stock-based compensation expense and a $0.4 million increase in salaries and wages, both resulting primarily from the addition of key management and sales executives in the second and third quarters of 2021. Approximately $1.0 million of the stock-based compensation expense during the nine months ended September 30, 2021 related to the June 2021 one-time fully vested stock option grant to our then Interim President and Chief Executive Officer in recognition of his service since August 2020 and election to take no additional compensation and continue to be compensated as a non-employee director of the Company while serving in that capacity. These increases were partially offset by a $0.3 million decrease in other operating expenses primarily as a result of the $0.2 million impairment of customer relationship intangible assets in the first quarter of 2020. Severance expense for cash-based severance payments of $0.4 million related to the departure of our former chief operating officer and $0.5 million related to the departure of our former chief executive officer was incurred during the nine months ended September 30, 2021 and 2020, respectively. Additionally, stock-based compensation expense increased $0.5 million and decreased $0.1 million during the nine months ended September 30, 2021 and 2020, respectively as the result of the aforementioned departures.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships, proprietary software and reacquired rights recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. For the nine months ended September 30, 2021, amortization expense was $0.2 million. For the nine months ended September 30, 2020, amortization expense was $0.3 million. The decrease is primarily the result of the customer relationships becoming fully amortized during the first quarter of 2021.

Change in Fair Value of Derivative Financial Instruments

There was no change in fair value of derivative financial instruments for the nine months ended September 30, 2021 because the warrants that qualified as derivatives required to be accounted for in accordance with ASC 815 (requiring the re-measurement of fair value at each balance sheet date) expired in April 2021 and had been valueless during the period. This compared to a gain of $4 thousand for the nine months ended September 30, 2020.

The change in fair value of our derivative financial instruments for the nine months ended September 30, 2020 was primarily attributable to the change in our stock price, volatility and the number of derivative financial instruments being measured during the period. The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain (Loss)

Foreign exchange gain was $10 thousand for the nine months ended September 30, 2021, compared to a loss of $0.3 million for the nine months ended September 30, 2020. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash used in operating activities	$(9,925)	$(9,567)	$(358)
Net cash (used in) provided by investing activities	(51)	40	(91)
Net cash provided by financing activities	11,353	6,727	4,626
Effect of exchange rate changes on cash	(8)	21	(29)
Net increase (decrease) in cash	$1,369	$(2,779)	$4,148

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $9.9 million. This was comprised of net loss of $14.0 million, unrealized foreign exchange gains of $26 thousand, recovery of doubtful accounts of $19 thousand and $29 thousand net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items of $4.2 million comprised mainly of stock-based compensation of $3.9 million, depreciation and amortization of $0.2 million and non-cash lease expense of $0.1 million.

Net cash used in operating activities during the nine months ended September 30, 2020 was $9.6 million. This was comprised of net loss of $11.6 million, gain on lease modification of $0.1 million and $1.2 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items of $3.3 million comprised mainly of stock-based compensation of $2.0 million, unrealized foreign exchange losses of $0.2 million, depreciation and amortization of $0.4 million, non-cash lease expense of $0.2 million, impairment loss on intangible assets of $0.2 million, provision for doubtful accounts of $0.2 million, and loss on disposal of office furniture of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $51 thousand, which was primarily related to the purchase of equipment and computer software and hardware.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $40 thousand, which was primarily related to the sale of office furniture, partially offset by the purchase of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $11.4 million, which consisted of proceeds from the issuance of common stock in the February 2021 Offering and under the LPC Purchase Agreement, net of share issuance costs, and proceeds from the exercise of warrants and stock options.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $6.7 million, which consisted of proceeds from the issuance of common stock from the 2020 ATM and March 2020 Offering, net of share issuance costs.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of stock options and warrants. From June 2014 through September 30, 2021, we raised approximately $119.5 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of stock options and warrants.

LPC Purchase Agreement

On September 1, 2021, we entered into the LPC Purchase Agreement and a registration rights agreement with Lincoln Park, pursuant to which, under the terms and subject to the conditions of the LPC Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing September 15, 2021, subject to satisfaction of certain conditions.

Actual sales of shares of common stock to Lincoln Park will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations. The net proceeds under the LPC Purchase Agreement will depend on the frequency and prices at which we sell shares of our common stock to Lincoln Park. We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

Under the LPC Purchase Agreement, on any business day on which the closing sale price of the common stock is not below the “floor price” stated in the LPC Purchase Agreement, we may, by written notice delivered by us to Lincoln Park, direct Lincoln Park to purchase up to 20,000 shares of common stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time we deliver such written notice to Lincoln Park (each, a “Regular Purchase”), provided that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to (i) up to 25,000 shares, provided that the closing sale price of the common stock on the applicable purchase date is not below $20.00 and (ii) up to 30,000 shares, provided that the closing sale price of the common stock on the applicable purchase date is not below $25.00, in each case, subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LPC Purchase Agreement and provided that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $2.0 million. The purchase price per share of common stock sold in each such Regular Purchase, if any, will be based on prevailing market prices of the common stock immediately preceding the time of sale as computed under the LPC Purchase Agreement. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the LPC Purchase Agreement.

We have agreed with Lincoln Park that we will not enter into an additional “equity line” or a substantially similar transaction whereby a specific investor is irrevocably bound pursuant to an agreement with us to purchase securities over a period of time from us at a price based on the market price of the common stock at the time of such purchase for a period defined in the LPC Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

As part of the LPC Purchase Agreement, we issued 31,958 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the LPC Purchase Agreement. During the quarter ended September 30, 2021, we issued 40,000 shares, excluding the 31,958 shares issued as the commitment fee, under the LPC Purchase Agreement for net proceeds of approximately $0.6 million. See Note 3 “Common Stock and Warrants” to our unaudited condensed consolidated financial statements under Part I, Item 1, “Condensed Consolidated Financial Statements” in this this Quarterly Report on Form 10-Q.

We currently have limited working capital and liquid assets. The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Cash	$4,700	$3,331
Working capital	$3,596	$2,261

While we have started generating revenue from the commercial sale of our PoNS device in Canada, we expect to incur significant losses until any such time as our revenue exceeds our expenses and will require additional funding. Based on our cash burn rate during the first nine months of 2021, our existing capital resources would be sufficient to fund our operations into the first quarter of 2022. However, in light of the receipt of marketing authorization from the FDA for the PoNS device in March 2021, we expect our expenses to increase throughout the remainder of 2021 in connection with our pre-commercialization activities, particularly as we invest in marketing and distribution capabilities, make improvements to our manufacturing process and product design, and add additional personnel. We also expect our expenses to increase if and as we decide to conduct trials of the PoNS device without nondilutive funding, such as the TEP, or if and as we decide to pursue further regulatory approvals, or maintain, expand and protect our intellectual property portfolio. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditure or sell certain assets, including intellectual property, and we may be forced to cease or wind down operations, seek protection under the provisions of the U.S. Bankruptcy Code, or liquidate and dissolve our Company.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the nine months ended September 30, 2021, except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those risk factors previously disclosed in our 2020 Annual Report. You should carefully consider the risk factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report. The risks described below and in our 2020 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to our existing stockholders, restrict our operations, negatively affect our stock price or require us to relinquish rights to our technologies or product candidate on terms unfavorable to us.

Our operations to date have principally been financed by public and private offerings of our common stock and convertible debt and exercises of options and warrants and, since inception, we have raised $119.5 million in gross proceeds from equity financings. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidate, future revenue streams, research programs or product candidate, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidate or our preclinical product candidates, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

In addition, on September 1, 2021, we entered into the LPC Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has committed to purchase up to $15.0 million of shares of our common stock subject to the terms and conditions therein. We filed a registration statement covering the resale of shares of common stock that are issued to Lincoln Park under the LPC Purchase Agreement, which was declared effective on September 14, 2021. We generally have the right to control the timing and amount of any future sales of shares of our common stock to Lincoln Park. Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. The purchase price for the shares of our common stock that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the public trading price of our common stock. If and when we do sell shares of our common stock to Lincoln Park, after Lincoln Park has acquired the shares of common stock, Lincoln Park may resell all, some or none of those shares of common stock at any time or in its discretion. Depending on market liquidity at the time, sales of such shares of our common stock may cause the public trading price of our common stock to decrease, and sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The COVID-19 pandemic has adversely impacted, and may continue to materially and adversely impact, our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The Company’s business, results of operations and financial condition have been adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS Authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures have been able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, they are all currently operating at reduced capacity within provincial guidelines, which during the third quarter of 2021 limited operations to 50% capacity. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. This was especially true in the first half of 2021, as cases of COVID-19 increased significantly in Canada and additional restrictions, shelter in place orders, and business shutdowns were imposed. However, the rate of vaccination continues to increase throughout all provinces facilitating the lifting of some of the previously imposed restrictions.

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

The COVID-19 pandemic and other outbreaks may cause delays in or the suspension of our business partners manufacturing operations, our research and product development activities, our regulatory workstreams, our research and development activities and other important commercial functions. We are also dependent upon our suppliers for the manufacture of our PoNS device, and in the second quarter of 2020, two of our business partners diverted resources towards other activities related to COVID-19, resulting in delays in our product development activities. Such diversion of suppliers’ resources may occur again in the future, and the pandemic could limit our suppliers’ ability to travel or ship materials or force temporary closure of facilities that we rely upon. Manufacturing delays have been caused and may be caused by labor shortages. Disruptions in business operations or governmental operations due to COVID-19 may delay the timing for the submission and approval of the our marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We depend on our third-party contract manufacturing partner to manufacture and supply our PoNS device for clinical and commercial purposes, and this contract manufacturer manufactured the units for our engineering and device verification testing and is building the launch quantities for commercialization. Additionally, we depend on a different third-party distribution partner to warehouse and ship our products to customers. Our reliance on a third-party manufacturer and a distribution provider to supply us with our PoNS device and to provide such other distribution services exposes us to risks that could delay our sales or result in higher costs or lost product revenues. In addition, our manufacturers have experienced and could continue to experience difficulties, including, but not limited to, those caused by the COVID-19 pandemic, in securing long-lead time components, achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, or fail to follow and remain in compliance with the FDA-mandated Quality System Regulations, or QSR, compliance which is required for all medical devices, or fail to document their compliance to QSRs, any of which could result in their inability to manufacture sufficient quantities of our commercially available product to meet market demand or lead to significant delays in the availability of materials for our product and/or FDA enforcement actions against them and/or us.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2020 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We will require additional funding and, if we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. Based on our cash burn rate during the first nine months of 2021, our existing capital resources would be sufficient to fund our operations into the first quarter of 2022. However, in light of the receipt of marketing authorization from the FDA for the PoNS device in March 2021, we expect our expenses to increase throughout the remainder of 2021 in connection with our pre-commercialization activities, particularly as we invest in marketing and distribution capabilities, make improvements to our manufacturing process and product design, and add additional personnel. We also expect our expenses to increase if and as we decide to conduct trials of the PoNS device without nondilutive funding, such as the TEP, or if and as we decide to pursue further regulatory approvals, or maintain, expand and protect our intellectual property portfolio. Other than our right to cause Lincoln Park to purchase shares of our common stock under the LPC Purchase Agreement, which is subject to certain limitations and conditions, we do not have any committed external source of funds. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Except for sales pursuant to the LPC Purchase Agreement, which was previously disclosed on a Current Report on Form 8-K filed with the SEC on September 2, 2021, we did not sell or issue any equity securities during the three months ended September 30, 2021 that were not registered under the Securities Act.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)
10.1†	Separation and Release Agreement between Helius Medical Technologies, Inc. and Joyce LaViscount, dated August 17, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 19, 2021)
10.2

Purchase Agreement, dated as of September 1, 2021, by and between Helius Medical Technologies, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 2, 2021)

10.3

Registration Rights Agreement, dated as of September 1, 2021, by and between Helius Medical Technologies, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 2, 2021)

10.4†

Employment Agreement by and between Helius Medical Technologies, Inc. and Antonella Favit-Van Pelt, effective as of July 7, 2021 (incorporated by reference to Exhibit 10.31 to the Form S-1 filed September 3, 2021)

10.5	First Amendment to Securities Purchase Agreement, dated September 1, 2021 (incorporated by reference to Exhibit 10.34 to the Form S-1 filed September 3, 2021)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Coverage Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: November 9, 2021	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President, Chief Executive Officer and a Director

Dated: November 9, 2021	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)