Form 10-K
period 2021-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2022-03-14
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2021, based on the closing price on that date of $16.99 per share, was approximately $37,214,794. As of March 4, 2022, there were 3,794,269 shares of the registrant’s Class A common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

Audit Firm Id: 243                   Auditor Name: BDOUSA, LLPAuditor Location: Philadelphia, PA, United States

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

The forward-looking statements in this Annual Report include but are not limited to statements relating to: the Company’s future growth and operational progress, including manufacturing activities for the PoNS device, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., the COVID-19 pandemic including its impact on the Company, clinical development plans, product development activities, plans for U.S. Food and Drug Administration, or FDA, filings and their subsequent approvals, other foreign or domestic regulatory filings, the safety and effectiveness of our product, our market awareness, our ability to compete effectively, the ability and limitation of our manufacturing source(s), our distribution network, the adequacy of our intellectual property protection, our future patent approvals, our future expenses and cash flow, our ability to become profitable, our future financing arrangements, our accountants’ future perspective including any going concerns, any future stock price, our ability to build commercial infrastructure, and our ability to receive reimbursement coverage under Medicare, Medicaid or under other insurance plans.

Such forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by Helius, are inherently subject to significant business, economic, competitive political and social uncertainties and contingencies. The factors and assumptions used by management of the Company to develop such forward-looking statements include, but are not limited to, uncertainties associated with the Company’s capital requirements to achieve its business objectives, availability of funds, including that funding from our purchase agreement with Lincoln Park Capital Fund, LLC may be limited or be insufficient to fund our operations, the ability to find additional sources of funding, the impact of the COVID-19 pandemic, manufacturing, labor shortage and supply chain risks, including risks related to manufacturing delays, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers the Company’s ability to train physical therapists in the supervision of the use of the PoNS treatment, the Company’s ability to secure contracts with rehabilitation clinics, the Company’s ability to obtain national Medicare coverage and to obtain a reimbursement code so that the PoNS device is covered by Medicare and Medicaid, the Company’s ability to build internal commercial infrastructure, secure state distribution licenses, market awareness of the PoNS device, future clinical trials and the clinical development process, the product development process and FDA regulatory submission review and approval process, other development activities, ongoing government regulation and other factors included in the section entitled “Risk Factors.”

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
•

We currently only have one product, the PoNS device, which is authorized for commercial distribution in Canada, Australia, and in the U.S. for treatment of MS, and we have not obtained authorization to distribute the PoNS device commercially in Europe or in the U.S. for other indications and may never obtain such authorizations;

•

We may encounter substantial delays in planned clinical trials, and planned clinical trials may fail to demonstrate the safety and efficacy of the PoNS device to the satisfaction of regulatory authorities;

•

Generation of revenue related to the PoNS technology is dependent on the PoNS Therapy being prescribed by physicians in the U.S. and our ability to train physical therapists in the supervision of the use of the PoNS Therapy;

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
•

Commercialization of our product outside of Canada, Australia, and the U.S. for indications other than MS is dependent on obtaining market authorization from the FDA and foreign regulatory authorities, which will require significant time, research, development, and clinical study expenditures and ultimately may not be successful;

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

•	If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure;
•	We face ongoing government scrutiny and regulation in connection with the development of product candidates and following marketing authorization;
•	After commercialization, a product recall or the discovery of serious safety issues with our products could have a significant adverse impact on us; and
•	We have been the victim of a cyber-related crime, and our controls may not be successful in avoiding future cyber-related crimes.
•	We are reliant on third-party, single-sourced contract manufacturing, exposing us to risks that could delay our sales or result in higher costs or lost product revenues.

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

Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-implanted technologies targeted at reducing symptoms of neurological disease or trauma.

Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implanted medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS has marketing clearance in the U.S. for use in the U.S. as a short term treatment of gait deficit due to mild-to-moderate symptoms for multiple sclerosis, or MS, and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We are currently accepting prescriptions for PoNS in the U.S., and we expect the first commercial sales to occur in the near term. PoNS is authorized for sale in Canada for two indications: (i) for use as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with physical therapy, or PoNS TherapyTM; and (ii) for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we are currently seeking a business partner to commercialize and distribute PoNS in Australia.

PoNS Device

The PoNS device is a non-implanted medical device comprised of a controller and a mouthpiece that are connected by a cord. The controller is worn around the neck and the mouthpiece sits on the tongue during treatment. PoNS Therapy, or the “Therapy”, utilizes the PoNS device in conjunction with supervised therapeutic exercise. The Therapy consists of condition specific exercises for movement control, balance and gait training, and breathing and awareness training that are designed to focus on the individual patient’s functional deficits. The Therapy is completed over a period of 14 weeks. The first 2 weeks of the Therapy are administered in a rehabilitation or physical therapy clinic by a PoNS trained therapist. The remaining 12 weeks are completed at home with weekly clinic visits to monitor progress, assess improvements and ensure the therapy level is still appropriate. When the device is on, the 143 gold-plated electrodes on the mouthpiece send mild electrical signals to the tongue. These impulses stimulate sensory nerves in the tongue that have direct pathways to the brain, through the brain stem. The combination of mild stimulation with supervised therapeutic exercise may enhance the neuroplastic effect, potentially resulting in functional improvements in balance and gait. During each clinic visit and at the end of the 14-week Therapy, the clinic downloads the PoNS usage data from the device and reviews it with the patient.  This usage data in combination with the detail of the completed treatment assessments gives the clinician and the patient a unique and powerful method to assess treatment progress. The patient initiates their Therapy sessions with the PoNS device under the supervision of the clinicians through regular check ins.

Clinical research has shown that translingual neurostimulation activates two major cranial nerves – the trigeminal nerve, and the facial nerve, which creates a flow of neural impulses that are delivered directly into the brain stem and cerebellum – the main control centers for multiple functions including sensory perception and movement. From the brain stem, these impulses travel throughout the brain and may activate or reactivate neurons and structures involved in human function. Researchers believe that supervised therapeutic exercise with neurostimulation can initiate changes in the brain, supporting the restructuring and reorganization (neuroplasticity) of certain areas of the brain.

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

Findings from a National MS Society study estimate that nearly 1 million people in the U.S. are living with MS of which approximately 25-30% are on Medicare and 93,000 people in Canada are living with MS. The National MS Society estimates that 2.3 million people live with MS globally. The U.S. and Canada have the highest rates of MS, with 309 cases per 100,000 in the U.S., and 291 cases per 100,000 in Canada, respectively. Given the nature of this neurodegenerative disease, these individuals and their caretakers are active in exploring treatment options that may resolve or delay the progression of symptoms. There is also a well-established advocacy framework.

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

While there are several disease-modifying medications approved by the FDA to treat MS, only one drug approved by FDA and Heath Canada, Ampyra® (dalfampridine), is indicated for the improvement of gait speed in patients with MS, which offers the closest comparison to the effects of PoNS Therapy on improvement in gait.

Overview of mmTBI and Current Available Treatments

There are an estimated 14.5 million people globally, with over 1.5 million in the U.S. and 350,000 in Canada, living with balance deficit due to mmTBI. Every year in the U.S. and Canada, there are approximately 420,000 and 20,000 newly diagnosed mmTBIs, respectively, resulting in balance deficit. This condition often has a significant impact on one’s quality of life, negatively affecting independence, employability, productivity, mental health and participation in the community. Rehabilitation is often required following a mmTBI for resulting motor, cognitive and behavioral impairments. The current standard of care to address balance issues following a mmTBI is supervised therapeutic exercise. While supervised therapeutic exercise can help to promote balance recovery, individuals are often unable to return to their full function and are left living with a balance deficit.

Prior to the development of the PoNS device, there were no cleared treatments that were clinically indicated to treat balance deficit. A few studies have suggested that supervised therapeutic exercise aimed at improving balance and gait may be mildly effective for rehabilitation in the mmTBI population. Given the small number of published studies, the small number of patients enrolled in the studies of which we are aware, the varying range of interventional protocols employed in such studies and the lower levels of study design, it is difficult to draw any conclusions regarding the effectiveness and dosing parameters of using supervised therapeutic exercise alone for the treatment of balance deficit following mmTBI. Consequently, we believe that there is a large potential commercial opportunity for the PoNS Therapy in the treatment of balance deficit due to mmTBI. Our goal is to establish the PoNS Therapy as the standard of care for this condition all over the world.

PoNS Clinical Trials and Scientific Support in MS

There are two peer reviewed published clinical trials reporting on the results of clinical trials comparing active PoNS + PT vs Placebo PoNS + PT in subjects with mild and moderate MS: Tyler et al. Journal of NeuroEngineering and Rehabilitation 2014, 11:79 and Leonard et al. Multiple Sclerosis Journal Experimental, Translational and Clinical January-March 2017: 19 DOI: 10.1177/ 2055217317690561

Summary results of the Tyler study in 20 patients with mild and moderate MS:

•

In a comparison of the Dynamic Gait Index (DGI), a measure of the ability to walk, after 14 weeks of treatment of 10 subjects treated with active PoNS + PT Vs 10 subjects treated with placebo PoNS + PT

•	Results showed a statistically significant change (p<0.005) in favor of the Active PoNS group.

Summary results from the Leonard study in 14 patients treated with mild and moderate MS:

•

At week 14 there was a statistically significant improvement p=0.001 in the NeuroCom Sensory Organization Test (SOT), a test of subject’s ability to balance, versus baseline for the 7 subjects in the active PoNS treated group and non-significant change in the 7 subjects in placebo PoNS treated group vs baseline.

Summary of Real-World Evidence (RWE) in MS patients treated with PoNS in Canada.

•

Treatment outcomes for patients treated in Canada are captured in the Company-developed validated data capture system.  43 patients with MS were treated with PoNS in Canada between March 2019 and December 2019.

•

Using all available data from the treated MS patients, the mean improvement from baseline to Week 14 in the FGA (functional gait assessment) was 4.53 (95% CI 3.35 to 5.72).  Based on observed data, the median improvement was 5 points.

•

56.7% had an improvement at Week 14 greater than or equal to 4 points, the minimum detectable change.  We believe this finding is particularly notable given that the RWE data set consisted of patients with chronic MS with long durations of disease.

•	Given the excellent safety profile, these data support a positive benefit risk ratio in the real-world setting.

PoNS Clinical Trials and Scientific Support in mmTBI

There are two peer reviewed published clinical trials reporting on the results of the PoNS Therapy for persons with mmTBI. The first is from our registrational clinical trial (TBI-001): Ptito A, Papa, L, Gregory, K, Folmer, RL, Walker, WC, Prabhakaran, V, Wardini, R, Skinner, KL, Yochelson, M, (2020). “A Prospective, Multicenter Study to Assess the Safety and Efficacy of Translingual Neurostimulation Plus Physical Therapy for the Treatment of a Chronic Balance Deficit Due to Mild-to-Moderate Traumatic Brain Injury”. Neuromodulation: Technology at the Neural Interface. The second is from the Long-Term Treatment study in mmTBI Trial: Tyler, ME, Skinner, KL, Prabhakaran, V, Kaczmarek, KA, Danilov, YP (2019). “Translingual neurostimulation for the treatment of chronic symptoms due to mild-to-moderate traumatic brain injury.” Archives of Rehabilitation Research and Clinical Translation; 1(304):100026.

PoNS Registrational Clinical Trial in mmTBI

We completed our registrational clinical trial (TBI-001) of the PoNS Therapy for persons with mmTBI in 2017. It was a double-blind randomized, controlled study of the safety and effectiveness of the PoNS Therapy using translingual noninvasive stimulation in participants with balance deficit due to mmTBI.

The trial was launched in 2015 in conjunction with the U.S. Army Medical Research and Materiel Command, or the USAMRMC, and was conducted at seven sites in the U.S. and Canada. The trial evaluated 122 randomized participants between the ages of 18 and 65 years. Each participant received five weeks of treatment, two weeks in clinic and three weeks at home. The treatment consisted of physical therapy geared toward the functional capability of each individual participant. Enrolled participants worked with a certified PoNS trainer and were randomized to receive either a high-frequency pulse, or HFP, (25.7 million pulses per 20-minute treatment) or a low-frequency pulse, or LFP, (13,728 pulses per 20-minute treatment) PoNS device.  While the HFP and the LFP devices were identical, the frequency of the pulses was different.

Trial Design

All participants provided a prior neuroradiologic report (obtained at least one year after the most recent mmTBI), if available, and completed demographic and quality of life surveys and a medical history during an initial screening visit.  Participants who met the initial screening entrance criteria were scheduled for an MRI of the head, a neuropsychiatric evaluation, the SOT to evaluate balance, and a 20-minute walk on the treadmill to evaluate fitness.  Key eligibility criteria to participate in the study included the following:

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

Participants meeting all the eligibility criteria, and who were not disqualified by exclusion criteria applicable to the trial, were enrolled and randomly assigned in blocks of four to receive an HFP or LFP device.  Randomization occurred at each site, according to the randomization plan developed by the clinical research organization. An objective balance assessment was performed using the composite score from the SOT, which measures balance using computerized sensors that objectively measure participants’ ability to maintain balance under six different conditions. The SOT is a widely used measurement tool for balance disorder associated with TBI and was used as the primary efficacy endpoint for the trial. According to published clinical trial data, patients that received physical therapy alone to treat balance deficit related to mmTBI improved by an average of ten to 13 points on the SOT scale, a 0 to 100 scale, and clinical experience shows those patients tend to drift back to baseline levels when physical therapy is discontinued.  On average, participants entered the trial with an SOT composite score of approximately 40, which is a score that indicates substantially compromised functional balance. In the trial, an SOT responder was defined as a participant with an improvement of at least 15 points in his/her SOT composite score from baseline to the end of five weeks of PoNS Therapy, a level of change that to our knowledge, has not been achieved in clinical trials of patients with mmTBI-related balance disorder undergoing standard of care physical therapy.

Trial Results

The trial’s statistical analysis plan stated that, if the outcome of the primary effectiveness endpoint showed that PoNS Therapy in the HFP and LFP arms both produced responses of greater than 15 points on the SOT composite score that were not significantly different from one another, the secondary endpoint would be calculated by combining the two groups and comparing the response to baseline at week two and week five. This would imply that both devices had a clinical effect.

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

o	We successfully met the primary and secondary safety endpoints as measured by a decrease in falls at week two and decrease in headaches at week five, respectively, in both treatment groups.
o	There were no serious device related adverse events.

PoNS Long-Term Treatment Trial in mmTBI: A 26-Week Study

This study was performed to understand the durability of response to the PoNS Therapy. This double-blind randomized controlled study in patients with mmTBI was completed in 2017 at the Tactile Communication Neurorehabilitation Laboratory at the University of Wisconsin-Madison and was sponsored by the U.S. Army. The study was conducted with 22 and 21 participants randomized to the HFP and LFP PoNS Therapy arms, respectively. Participants underwent 14 weeks of active treatment identical in format to the treatment regime in our registrational clinical trial described above, followed by a 12-week washout period when participants discontinued the PoNS Therapy and were told to resume normal daily lifestyles with no specified physical therapy regime. SOT composite scores were captured at specific time points throughout the study, including at 14 weeks and after the 12-week washout (26 weeks).

Highlights of the study results were as follows:

o	There was no statistical difference between the HFP and LFP PoNS Therapy arms mirroring the results of the registrational clinical trial.
o	On average, participants entered the study with an SOT composite score of approximately 40, which is a score that indicates substantially compromised functional balance.
o	At the end of 14 weeks of active treatment with the HFP PoNS arm, patients showed improvements on average of 29.8 points on the SOT composite score.
o	After the 12-week washout period, the participants, on average, maintained the same SOT composite score as after 14 weeks of PoNS Therapy.

Conclusion:

o

The study demonstrated that the PoNS Therapy could, on average, allow patients with mmTBI who had balance deficit and other injury-related functional disabilities, achieve an SOT composite score in the normal range in 14 weeks and maintain that benefit after a 12-week washout period. We believe that this data supports the durability of the response to the treatment and the potential restoration of the balance system. Furthermore, in a subset of nine participants, sequential magnetic resonance imaging, or MRI, scans were performed that showed increased grey matter volume in the cerebellum and elsewhere, commensurate with improved balance.

Overall Conclusion from the Two mmTBI Trials.

We believe the most significant observations from the two mmTBI trials are:

•	Our registrational and long-term treatment trials combined were the largest non-implanted neuromodulation trials in balance and gait deficit due to mmTBI ever performed.
•	Participants who had a chronic balance disorder resistant to conventional physical therapy were, on average, in the normal range of balance following the 14 weeks of treatment.
•	The PoNS Therapy in one data set also resulted, on average, in patients maintaining the improvement for at least a 12-week period suggesting a permanent improvement in participants’ balance issues.
•	There were no differences in clinical outcomes across the clinical trial sites performing both trials.
•	There were no differences at baseline in age, sex, time from injury, amount of previous physical therapy, level of disability or adherence to therapy in each of the treatment groups.
•	The difference in therapeutic effect noted between high and low frequency pulse groups may suggest that there was an independent device effect.

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

U.S. Regulatory Status: MS

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

The Breakthrough Devices Program offers manufacturers an opportunity to interact with the FDA to efficiently address topics as they arise during the premarket review phase, which can help manufacturers receive feedback from the FDA and identify areas of agreement in a timely way. Manufacturers can also expect prioritized review of their submission.

Breakthrough Device Designation does not change the requirements for approval of an application for a marketing authorization.

On March 26, 2021, we received marketing authorization from the FDA of the PoNS device. The PoNS device is indicated for use as a short term treatment of gait deficit due to mild-to-moderate symptoms of MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only.

On January 14, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued the final rule (CMS-3372-F), 42 C.F.R. § 405.603 on the new Medicare coverage pathway referred to as Medicare Coverage of Innovative Technology, or MCIT, for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. To be eligible for coverage through MCIT, the breakthrough device must be used for the FDA approved or cleared indication(s) for use. Manufacturers will be able to opt in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization, but coverage will only be valid for four years from market authorization regardless of opt in date. At the end of the four year period, manufacturers are expected to have obtained coding for the specific product which can then be used as the reimbursement pathway for commercial payers. CMS announced MCIT was delayed from becoming effective March 15, 2021 to May 15, 2021 with an additional comment period during that time. On May 14, 2021, CMS announced it further delayed the effective date of the final rule until December 15, 2021 to provide CMS an opportunity to determine appropriate next steps. On September 15, 2021, CMS published a proposal that would repeal the MCIT pathway. Following a 30-day comment period included in the proposal, CMS announced on November 12, 2021 that it was repealing MCIT to address concerns that the provisions in the final rule may have not been sufficient to protect Medicare patients. While we will continue to monitor this, we also remain focused on building out our reimbursement strategy for both commercial and government payers. We are still working to understand current Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

In September 2021, we started activities to setup and implement a new study as part of a Therapeutic Experience Program, or TEP, with NYU Langone Health as our first Center of Excellence clinical site. The TEP is a Helius-sponsored, open label observations, interventional multi-center outcome research trial designed to assess adherence to on-label PoNS therapy for improvement in gait deficits with MS in a real-world clinical setting. The study will measure subjects’ adherence to PoNS therapy, which combines the PoNS device with physical therapy, to better understand the relationship between adherence to the treatment regimen and therapeutic functional outcome. The primary endpoint of the study is maintenance of gait improvement from the end of supervised therapy (Phase 1) to the end of unsupervised therapy (Phase 2) in relation to the subject’s adherence to PoNS therapy. The secondary endpoints are improvement of gait and balance deficit over time, and clinical global impression of change. The study will be conducted at ten to twelve Centers of Excellence across the U.S., with an estimated average of four PoNS devices per site. Enrollment is expected to commence in first half of 2022 and continue throughout the year. Approximately forty to fifty patients with MS are expected to participate in the study.

U.S. Regulatory Status: Stroke

In August 2021, we received Breakthrough Designation for the PoNS device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. With Breakthrough Designation received, a clinical trial of PoNS therapy in stroke patients in collaboration with Medical University of South Carolina is planned to commence in the second quarter of 2022 with initial patient enrollments beginning in the second half of 2022.

U.S. Regulatory Status: mmTBI

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

In April 2019, we announced that the FDA had completed its review and had denied our request for de novo classification and clearance of the PoNS device for the treatment of balance deficit due to mmTBI. In reaching its conclusion, the FDA noted, via a denial letter, that although the safety profile of the PoNS device is acceptable, the FDA did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy on the improvements from baseline. The FDA noted that we could generate additional data to address its concerns and resubmit our application.

In October 2019, we had a pre-submission meeting where the FDA provided feedback needed to help complete the design of a new clinical trial intended to address the FDA’s request for a trial that demonstrates the benefit of the PoNS Therapy compared to physical therapy alone. In January 2020, we received the FDA’s feedback on the minutes from the October 2019 pre-submission meeting. In its feedback, the FDA provided post-meeting notes with specific recommendations regarding the trial design that were not discussed in the October 2019 pre-submission meeting.

Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we are assessing the feasibility of a clinical program to advance the development of a study aimed to obtain clearance for gait and balance deficits in mmTBI if nondilutive financing to fund the program becomes available.

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

Australian Regulatory Status

In the third quarter of 2019, we initiated the submission of our application to the Therapeutic Goods Administration, or TGA. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. In November 2021, we received market authorization from the TGA for the sale of PoNS as a Class IIa medical device. In Australia, PoNS is intended for short term use by healthcare professionals as an adjunct to a therapeutic exercise program to improve balance and gait. PoNS is not intended to be used alone without an exercise program. We are working to establish a distribution partner for Australia but currently do not expect to have commercial sales of PoNS in Australia in 2022.

Partnerships and Agreements

Canadian Strategic Alliance

On October 30, 2019, we and Health Tech Connex, Inc., or HTC entered into a Share Purchase Agreement, or the SPA, whereby we, through our wholly owned subsidiary, acquired Heuro from HTC.  Under the terms of the SPA, total consideration of approximately $1.6 million was paid to HTC, which included (1) the repayment to HTC for their investment in the set-up of Heuro’s initial commercial infrastructure including the establishment of five authorized PoNS clinics across Canada, (2) the current market value of 55 PoNS devices which we also are to provide to HTC under the SPA, (3) the CAD$750 thousand receivable from the September 2018 strategic alliance agreement and (4) the sale of exclusivity rights granted to HTC in the Co-Promotion Agreement, as defined below, to provide PoNS Therapy in the Fraser Valley and Vancouver metro regions of British Columbia.

In connection with the Share Purchase Agreement, on October 30, 2019, we entered into a Clinical Research and Co-Promotion Agreement with HTC, or the Co-Promotion Agreement, whereby each company will promote the sales of the PoNS Therapy and the NeuroCatchTM device throughout Canada. The co-promotion arrangement terminated in accordance with its terms on December 31, 2020. Also, subject to certain terms and conditions, we granted to HTC the exclusive right to provide the PoNS Therapy in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from us and on terms no less favorable than the then-current standard terms and conditions. On January 31, 2022, we notified HTC of its material breaches under the Co-Promotion Agreement, which HTC failed to cure under the terms of the Co-Promotion Agreement, and as such, it is our position that this exclusivity right is no longer in effect.

Product Development, Manufacturing and Logistics Services

In January 2017, we entered into an agreement with Cambridge Consultants LLC, or Cambridge, pursuant to which Cambridge assumed responsibilities for key aspects of the design and development of the PoNS device. As part of the agreement, Cambridge validated the performance of the engineering, design verification testing and product documentation to support our FDA submission. Cambridge also assisted us in the identification of, and transition to, our commercial-scale manufacturer.

On December 29, 2017, we selected Keytronic Corporation, or Keytronic, as our contract-manufacturing partner for the PoNS device after a competitive selection process. The commercial design of the PoNS device is manufactured and assembled at Keytronic’s facility located in Oakdale, Minnesota. Keytronic manufactured devices for engineering and design verification testing and for our FDA submission as well as commercial devices for launch inventory. Keytronic has multiple locations across the U.S., Mexico and China with back-up manufacturing capabilities to help mitigate the risk of a single source provider. We remain ultimately responsible for the compliance of our submissions and products, and activities performed on our behalf.

We place an emphasis on protecting our patented technology, trade secrets and know-how and only share confidential information on an as needed basis. Keytronic is registered as a medical device manufacturer in good standing with the FDA and along with Cambridge are certified in accordance with International Organization for Standardization, or ISO, 13485, a comprehensive quality management system for the design and manufacture of medical devices. HMI maintains a compliant quality management system certified to ISO 13485:2016 and compliant with MDSAP requirements for the U.S., Canada and Australia.

In July 2021, we entered into a contract with Healthlink International Inc. to provide third party logistics for domestic and Canadian shipment and order fulfillment, and to provide warehousing services for finished goods. Healthlink is a life science solutions company, specializing in logistics, temperature-controlled warehousing, fulfillment and freight management as well as back-office services, including multilingual customer service, financial services and VAT management.

Commercialization

Canadian Commercialization Efforts

In March 2019, we commenced the commercialization of our PoNS Therapy in Canada, where PoNS became the first and only device authorized by Health Canada for the treatment of balance deficit due to mmTBI. Throughout 2019, we made important progress in advancing and refining our commercialization strategy in Canada building access, awareness and credibility for the PoNS Therapy, including the acquisition of the Heuro Canada operating entity of HTC. These efforts, which were led by our local Canadian commercial team, included the establishment of our authorized clinic network throughout Canada, launching digital marketing campaigns, and building key opinion leader and advocacy networks.

On March 18, 2020, the Company received notification that its Canadian Class II license amendment application for the treatment of gait deficit in patients with mild and moderate symptoms from MS, when used in conjunction with physical therapy, was successful and received marketing authorization for PoNS from Health Canada.

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. During the year ended December 31, 2021, we authorized 6 new clinical locations to have 37 clinic locations across Canada as of December 31, 2021. In addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these clinics. Sales performance in Canada continues to be impacted by the COVID-19 pandemic due to space restrictions that the provincial governments have imposed as well as the risk tolerance of patients and therapists.

In collaboration with Toronto Rehabilitation Institute (part of University Health Network) we are continuing our clinical experience program, the results of which we will look to publish in 2022.

We continue to refine our go-to-market pricing model. In 2020, we implemented a modified pricing approach which is focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment. We have also experimented with various promotional pricing programs resulting in lower unit prices for both PoNS system purchases and mouthpieces in order to increase access to the PoNS Therapy and drive market awareness which we believe resulted in an increase in the volume of units sold, beginning in the second half of 2020. We extended the promotional pricing through the end of 2021 including any order placed and accepted, but not fulfilled before December 31, 2021. The promotional pricing was discontinued in 2022 when new pricing was established.

The value dossiers for mmTBI and MS that were created in mid-2020 to fully demonstrate in both scientific and financial terms, the merits of PoNS Therapy for claimants are now being utilized along with submissions from clinics on behalf of their patients. The dossiers are provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI is focused initially on the auto collision insurance and workers’ compensation, or WC, market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits.

As part of our overall PoNS Therapy strategy, we are also gathering comprehensive health economic assessments of treatment outcomes. These data will, in-turn, be used to support our applications for WC, auto insurance and commercial insurance reimbursement initiatives in Canada, the U.S. and other markets around the world. We believe the Canadian commercial experience will be extremely valuable to prepare us for our launches in the U.S. and internationally.

The real-world results from the collective experience of our patients that have completed the 14-week PoNS Therapy, in Canada thus far, have been encouraging. Consistent with what we observed in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial MS and mmTBI patients demonstrated improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. The majority of patients had a mean patient adherence to treatment of over 90% and showed significant improvement in their balance and gait with a meaningful clinical difference at the end of their treatment. The consistency of the patient results from our initial commercial experience supports our plans to expand access PoNS Therapy in Canada.

U.S. Commercialization Activities

As previously stated, on March 26, 2021, we received marketing authorization from the FDA for the PoNS device. The PoNS device is indicated for use as a short term treatment of gait deficit due to mild-to-moderate symptoms of MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only.

Throughout the pre-commercial phase during 2021, we developed and refined our commercial strategy including a focus on payer strategy, both government and commercial, securing distribution licenses in various states and beginning to build relationships with key large neurorehabilitation centers, which focus on treatment of MS patients. We continue to generate data on outcomes of the PoNS Therapy generated from treatment of patients in Canada and ensuring that our scientific data is presented at many of the key national and international neurology and neuromodulation meetings. We believe this scientific dissemination may begin to pave the way to establishing the PoNS Therapy as the standard of care for the treatment of MS-related gait deficit.

We are currently accepting prescriptions for PoNS in the United States, and we anticipate our first commercial sales in the near term. We have targeted specific Key Opinion Leaders (i.e., neurologists and physiatrists) and their associated neurorehabilitation centers, where selected physical therapists will be trained to deliver the PoNS Therapy. Importantly, this focused strategy will also allow us to measure patient outcomes to determine if they are similar to those observed in our clinical trials. To further develop and implement the PoNS commercialization strategy, we have hired a Vice President of Sales and Marketing, North America, have identified the initial launch areas within the U.S., and we have continued to build out our commercial team, including field sales, reimbursement specialists, and marketing and operational support commensurate with PoNS sales activity.

During 2021, we contracted with an industry consultant to conduct a health economic study of PoNS. Based upon the results of this study and comparing PoNS to other medical devices utilizing similar patented technologies, we established a U.S. list price for the PoNS device of $25,700, comprised of $17,800 for the controller and $7,900 for the mouthpiece. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment, or DME, benefit category. While there are currently no applicable Healthcare Common Procedure Coding System, or HCPCS, codes to describe the PoNS device or mouthpiece, we intend to use miscellaneous codes – E1399 (Miscellaneous durable medical equipment) and A9999 (Miscellaneous DME supply or accessory, not otherwise specified) until specific HCPCS codes are created. We have applied for unique HCPCS codes during the third quarter of 2021, which is a nine month process from application until coding is to be effective, if assigned. We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to the initiation of CMS or broad commercial payer coverage, we anticipate the primary source of sales will be self-pay patients. We expect to support the cost of the PoNS Therapy by offering a cash pay discount, collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers.

Commercialization in Other Markets

We submitted an application for a CE Mark in December 2018.  In preparation for our launch in the United Kingdom, or UK, and the EU, we entered into a consulting agreement with a UK-based company with expertise in the development of new services in the healthcare industry to leverage local market insights to develop a comprehensive commercialization strategy and tactical plan for launch of the PoNS Therapy in the UK. As previously described, in August 2019, we withdrew our application for EU market authorization and will revisit our UK and EU commercialization plans as terms of market authorization become clearer under the new regulations.

We submitted an application to the TGA in Australia during the third quarter of 2019. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. In November 2021, we received market authorization from the TGA for the sale of PoNS as a Class IIa medical device. In Australia, PoNS is authorized as a non-implanted neurostimulator intended for short term used by healthcare professionals as an adjunct to a therapeutic exercise program to improve balance and gait. PoNS is not intended to be used alone without an exercise program. We are working to establish a distribution partner for Australia but currently do not expect to have commercial sales of PoNS in Australia in 2022.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which has spread throughout the U.S. and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures were able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, as of December 31, 2021, they were all operating at reduced capacity, which limited operations to 50% capacity during the second half of 2021. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. This was especially true in the first half of 2021, as cases of COVID-19 increased significantly in Canada and additional restrictions, shelter in place orders, and business shutdowns were imposed. The rate of vaccination increased throughout all provinces throughout 2021, facilitating the lifting of some of the previously imposed restrictions. Thus far during the first quarter of 2022, capacity has remained at the 50% threshold with the expectation that the capacity limit will increase as provinces continue to lift restrictions. We continue to monitor the impact of COVID-19 and adjust our operations as the circumstances change.

We have expanded our services to include remote training and treatment, but the long-term viability of these remote programs is still being assessed. Additionally, current and planned clinical experience programs and clinical trials in Canada have experienced and may continue to experience delays in the programs as trial participant attendance has generally decreased as a result of the pandemic, and clinics and clinical research sites have experienced delays and difficulties in recruiting and re-hiring clinical site staff.

The COVID-19 pandemic has and may continue to cause delays in or the suspension of our business partners manufacturing operations, our research and product development activities, our regulatory workstreams, our research and development activities and other important commercial functions. We are also dependent upon our suppliers for the manufacture of our PoNS device. In the second quarter of 2020, two of our business partners diverted resources towards other activities related to COVID-19, resulting in delays in our product development activities. Such diversion of suppliers’ resources may occur again in the future, and the pandemic could limit our suppliers’ ability to travel or ship materials or force temporary closure of facilities that we rely upon. Manufacturing delays have occurred and may also occur as the result of labor shortages. Two of our suppliers experienced significant labor shortages as a result of COVID-19 from the end of November 2021 through early January 2022 which reduced the available resources needed to build and test product which may delay the timing for the submission and approval of our marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The extent to which the COVID-19 pandemic will continue to impact our business, including our U.S. commercial launch and sales in Canada, as well as our results of operations and our financial condition will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of the impact of COVID-19 on our business, operations or the global economy as a whole.

Coverage and Reimbursement

Canadian Reimbursement

We believe that traditional life and health payers may be among the earliest to provide coverage and reimbursement for the PoNS Therapy, and therefore, we are focusing on gaining coverage for the PoNS Therapy through them. Life and health encompasses long- and short-term disability claims. Because these payers are responsible for both medical expenses and lost wages, they have an incentive to seek ways to help injured employees to return to work. As part of our commercial treatment program in Canada, we will collect both outcomes and return to work data, which we plan to utilize with life and health, provincial workers compensation insurance programs, and property and casualty insurers to demonstrate both the clinical and economic value associated with the PoNS Therapy.

U.S. Reimbursement

In the U.S., we plan to engage with select payer segments to obtain coverage and reimbursement for the PoNS Therapy. We intend to combine evidence from our clinical trials and real-world experience from commercial clinics in Canada to demonstrate the value proposition of the PoNS Therapy to payers and support favorable coverage and reimbursement decisions.

On January 14, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued the final rule (CMS-3372-F), 42 C.F.R. § 405.603 on the new Medicare coverage pathway referred to as Medicare Coverage of Innovative Technology, or MCIT, for FDA-designated breakthrough medical devices. The purpose of the MCIT rule was to provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. On September 15, 2021, CMS published a proposal that would repeal the MCIT pathway. Following a 30-day comment period included in the proposal, CMS announced on November 12, 2021 that it was rescinding the MCIT final rule to address concerns that the provisions in the final rule may have not been sufficient to protect Medicare patients. While we will continue to monitor this, we also remain focused on building out our reimbursement strategy for both commercial and government payers. We continue to work with Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

Competition

The neurostimulation market is predominantly comprised of surgically implanted, invasive technologies that are not directly competitive with our technology. Several neurostimulation companies are large, publicly-traded companies that have a history in the market, have significantly easier access to capital and other resources and have an established product pipeline. The combined clinical research and product development done by the industry, including by us and all of our competitors, is uncovering the beneficial effects of neurostimulation which now establishes neuromodulation as a valid and scientifically supported approach to the treatment of neurological conditions, and accordingly, we expect for competition in the non-implanted space to grow in the future.

However, we believe that we will have the first-mover advantage in the non-implanted neurostimulation space.

We believe that the PoNS Therapy introduces an innovative target and method of stimulation, because targeting the tongue for neurostimulation provides several advantages that competitively distinguish the PoNS Therapy, which are discussed below.

Advantages of the PoNS Therapy

We believe that the PoNS Therapy offers the following benefits over existing neurostimulation technologies:

•

The PoNS Therapy stimulates the trigeminal nerve which developing science has implicated to be beneficial in some neurological disorder models. The PoNS Therapy stimulates the lingual part of the nerve through the tongue, while other technologies stimulate other branches of the trigeminal nerve. It is the largest branch, having the highest amount of nerve fibers of the three branches. We believe this will be an advantage in our therapy.

•

Stimulating the tongue also allows for the simultaneous stimulation of a second cranial nerve found in the tongue, the facial nerve. The ability to stimulate more than one nerve alone differentiates us from our competition. However, it has not been scientifically proven that stimulating additional nerves adds to the efficacy or safety of the PoNS Therapy.

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

•

Unlike deep brain stimulation devices, implantable vagal nerve devices and other invasive forms of electrical stimulation, the tongue allows for neurostimulation to be delivered via a portable, non-implanted device. This allows for the integration of neurostimulation with a wide range of therapies previously unexplored for neurological rehabilitation.

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

14/815,171	7/31/2015	Issued	9,597,504	3/21/2017	non-invasive neurostimulation of a patient’s mouth combined with therapy to provide neurorehabilitation of a patient, with a focus on features of a neurostimulation device
15/207,029	7/11/2016	Issued	9,656,069	5/23/2017	non-invasive neurostimulation of a subject’s oral cavity while the subject engages in an exercise in order to enhance a subject’s proficiency in the exercise
15/283,894	10/3/2016	Issued	10,293,163	5/21/2019	non-invasive neurostimulation of a subject’s oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance a subject’s proficiency in the exercise
15/602,060	5/22/2017	Issued	10,328,263	6/25/2019	non-invasive neurostimulation within a patient’s mouth or on a patient’s skin combined with an exercise for treatment of a disorder affecting sleep patterns
16/376,595	4/5/2019	Issued	11,185,696	11/30/2021

Utility patent application covering non-invasive neurostimulation of a subject's oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance a subject's proficiency in the exercise

16/450,915	6/24/2019	Allowed	N/A	N/A	Non-invasive neurostimulation of a subject's oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance a subject's proficiency in the exercise

61/019,061 (Provisional)	1/4/2008	Expired	N/A	N/A	N/A
61/020,265 (Provisional)	1/10/2008	Expired	N/A	N/A	N/A

U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; and 11,185,696 claim priority to U.S. Patent No. 8,849,407.

A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed nonprovisional patent application. Therefore, though the two provisional applications have expired, they establish a priority date for U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; and 11,185,696, and any future filings that claim priority. We intend to file additional continuation applications in the United States Patent and Trademark Office, or USPTO, claiming priority to U.S. Provisional Patent Application Nos. 61/019,061 and 61/020,265 to protect other aspects of the PoNS device and related non-invasive neurostimulation techniques.

ANR holds an interest in the Patent Pending Rights pursuant to an exclusive license from the inventors. U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; and 11,185,696 are included in the exclusive license as the exclusive license agreement covers (i) U.S. Patent Application No. 12/348,301 (now U.S. Patent No. 8,849,407) and Provisional Application No. 61/019,061, (ii) any patents issuing therefrom and (iii) any patents claiming priority to U.S. Patent Application No. 12/348,301 or Provisional Application No. 61/019,061, which U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; and 11,185,696 claim priority through such provisional application as well as through Provisional Application 61/020,265.

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

Company Owned Intellectual Property

As of March 7, 2022, we have filed 36 U.S. patent applications related to various technical and ornamental aspects of the PoNS device: 15 non-provisional patent applications that describe various technical features in the current version device and 21 design patent applications describing various ornamental designs. We are the sole assignee for these 36 U.S. patent filings. In addition to the first issued patent (U.S. Patent No. 9,072,889), the USPTO has issued 14 utility patents and 21 design patents as summarized in the table below:

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
14/558,768	12/3/2014	Issued	9,072,889	7/7/2015	Utility patent covering overall system design, including controller and mouthpiece
14/559,123	12/3/2014	Issued	9,272,133	3/1/2016	Utility patent covering strain relief mechanisms for the connection between the mouthpiece and the controller
14/558,787	12/3/2014	Issued	9,227,051	1/5/2016	Utility patent covering shape of the mouthpiece
14/558,789	12/3/2014	Issued	9,283,377	3/15/2016	Utility patent covering center of gravity of the mouthpiece
14/559,080	12/3/2014	Issued	9,415,209	8/16/2016	Utility patent covering structural support of the mouthpiece
14/559,105	12/3/2014	Issued	9,415,210	8/16/2016	Utility patent covering glue wells of the mouthpiece
14/727,100	6/1/2015	Issued	9,616,222	4/11/2017	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
14/558,775	12/3/2014	Issued	9,981,127	5/29/2018	Utility patent covering aspects of the controller
14/558,784	12/3/2014	Issued	9,789,306	10/17/2017	Utility patent covering authentication techniques
14/559,045	12/3/2014	Issued	9,993,640	6/12/2018	Utility patent covering the locators of the mouthpiece
14/559,118	12/3/2014	Issued	9,656,060	5/23/2017	Utility patent covering methods of manufacturing the mouthpiece
15/484,077	4/10/2017	Issued	10,258,790	4/16/2019	Utility application covering overall system design, including controller and mechanical details of the mouthpiece
15/602,055	5/22/2017	Issued	10,463,850	11/5/2019	Utility application covering methods of manufacturing the mouthpiece
16/005,624	6/11/2018	Issued	10,709,887	7/14/2020	Utility patent application covering methods of placing a mouthpiece in a patient’s mouth prior to engaging in NINM
16/384,016	4/15/2019	Issued	11,197,994	12/14/2021	Utility patent application covering overall system design, including controller and mechanical details of the mouthpiece, where controller and mouthpiece communicate wirelessly
29/510,741	12/3/2014	Issued	D750264	2/23/2016	Design patent covering an alternative version of the current PoNS device (over-ear double boom design)
29/510,742	12/3/2014	Issued	D749746	2/16/2016	Design patent covering an alternative version of the current PoNS device (overhead minimal interference design)
29/510,743	12/3/2014	Issued	D752236	3/22/2016	Design patent covering system design used in the current PoNS device
29/510,745	12/3/2014	Issued	D750265	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
29/510,754	12/3/2014	Issued	D750794	3/1/2016	Design patent covering the controller used in the PoNS device
29/510,755	12/3/2014	Issued	D751214	3/8/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,746	12/3/2014	Issued	D750266	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,749	12/3/2014	Issued	D750268	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,747	12/3/2014	Issued	D751213	3/8/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,748	12/3/2014	Issued	D750267	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,750	12/3/2014	Issued	D753315	4/5/2016	Design patent covering mouthpiece used in the current PoNS device
29/510,751	12/3/2014	Issued	D751722	3/15/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,752	12/3/2014	Issued	D752766	3/29/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,753	12/3/2014	Issued	D753316	4/5/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,744	12/3/2014	Issued	D760397	6/28/2016	Design patent covering alternative system design used in the current PoNS device
29/510,756	12/3/2014	Issued	D759830	6/21/2016	Design patent covering alternative system design used in the current PoNS device
29/681,984	2/28/2019	Issued	D891084	7/28/2020	Design patent covering mouthpiece retainer case design used in the current PoNS device
29/681,990	2/28/2019	Issued	D894601	9/1/2020	Design patent covering carry case design used in the current PoNS device
29/682,001	2/28/2019	Issued	D907221	1/5/2021	Design patent covering alternative system design used in the current PoNS device
29/681,993	2/28/2019	Issued	D927005	8/3/2021	Design patent covering alternative system design used in the current PoNS device
29/681,997	2/28/2019	Issued	D916300	4/13/2021	Design patent covering alternative system design used in the current PoNS device

In addition to our U.S. patents, we have been granted 20 foreign utility patents (nine in Australia, five in Russia, one in Canada, two in Israel, two in Europe (validated in France, Germany, Italy, UK and Spain) and one in Eurasia, or EA (validated in all eight Eurasian member-states), and 33 foreign design patents (three in Australia, nine in Canada, six in Russia, and fifteen registered community designs in Europe), as detailed in the tables below.

Foreign Utility Patents

Australian Application No.	Application Filing Date	Status	Australian Patent No.	Issue Date	Subject Matter
2015355211	11/30/2015	Issued	2015355211	11/16/2017	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
2015355212	11/30/2015	Issued	2015355212	12/21/2017	Utility patent covering center of gravity of the mouthpiece
2017218934	8/21/2017	Issued	2017218934	1/3/2018	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
2017276270	12/14/2017	Issued	2017276270	6/28/2018	Utility patent covering authentication techniques
2018204184	6/12/2018	Issued	2018204184	10/25/2018	Utility patent covering aspects of the controller
2017228517	9/11/2017	Issued	2017228517	1/24/2019	Utility application covering the shape of the mouthpiece
2018247259	10/11/2018	Issued	2018247259	11/28/2019	Utility patent covering overall system design, including controller and mouthpiece, and authentication techniques
2019200175	1/10/2019	Issued	2019200175	10/24/2019	Utility patent covering the locators of the mouthpiece
2019246836	10/10/2019	Issued	2019246836	12/14/2021	Utility patent covering methods for placing a mouthpiece in a patient's mouth

Canadian Application No.	Application Filing Date	Status	Canadian Patent No.	Issue Date	Subject Matter
2969729	11/30/2015	Issued	2969729	10/26/2021	Utility application covering overall system design, including controller and mouthpiece, and authentication techniques

Eurasian Application No.	Application Filing Date	Status	Eurasian Patent No.	Issue Date	Subject Matter
201790009	11/30/2015	Issued	28551 (validated in 8 EA states)	11/30/2017	Utility patent covering methods for non-invasively aiding neurorehabilitation using intraoral stimulation in combination with an exercise regimen

European Application No.	Application Filing Date	Status	European Patent No.	Issue Date	Subject Matter
15813638.2	11/30/2015	Issued	3226962	7/3/2019	Utility application covering overall system design, including controller and mouthpiece
15812899.1	11/30/2015	Issued	3226961	8/7/2019	Utility application covering shape of the mouthpiece

Russian Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
2017123125	11/30/2015	Issued	2649512	4/3/2018	Utility patent covering overall system design, including controller and mouthpiece
2017123041	11/30/2015	Issued	2652571	4/26/2016	Design patent covering the controller design currently used in the PoNS device
2018108570	11/30/2015	Issued	2665385	8/29/2018	Utility patent covering center of gravity of the mouthpiece
2018129619	8/14/2019	Issued	2686950	5/6/2019	Utility patent covering authentication techniques
2018112065	11/30/2015	Issued	2686044	4/23/2019	Utility patent covering center of gravity of the mouthpiece

Israeli Application No.	Application Filing Date	Status	Israeli Patent No.	Issue Date	Subject Matter
252649	6/4/2017	Issued	252649	12/21/2018	Utility patent covering center of gravity of the mouthpiece
252648	6/1/2017	Issued	252648	8/31/2019	Utility patent covering overall system design, including controller and mouthpiece

Foreign Design Patents

Russian Design Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
2015501883	6/3/2015	Issued	98981	7/16/2016	Design patent covering the system design currently used in the PoNS device
2015501882	6/3/2015	Issued	99240	8/16/2016	Design patent covering the mouthpiece design currently used in the PoNS device
2015501881	6/3/2015	Issued	98947	7/16/2016	Design patent covering the controller design currently used in the PoNS device

Canadian Design Application No.	Application Filing Date	Status	Canadian Patent No.	Issue Date	Subject Matter
162676	6/2/2015	Issued	162676	2/29/2016	Design patent covering system design used in the current PoNS device
162672	6/2/2015	Issued	162672	2/29/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
162671	6/2/2015	Issued	162671	2/29/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
162674	6/2/2015	Issued	162674	2/29/2016	Design patent covering mouthpiece used in the current PoNS device
162675	6/2/2015	Issued	162675	2/29/2016	Design patent covering an alternative controller not used in the current PoNS device
162670	6/2/2015	Issued	162670	2/29/2016	Design patent covering the controller used in the PoNS device
162673	6/2/2015	Issued	162673	2/29/2016	Design patent covering system design used in the current PoNS device

EU Community Design Application No.	Application Filing Date	Status	EU Community Design Reg. No.	Issue Date	Subject Matter
002712026	6/2/2015	Issued	002712026-0001 - 002712026-0007	9/4/2015	Design patents covering several aspects of the system design currently used in the PoNS device
006753877	8/23/2019	Issued	006753877-0001 – 006753877-0008	11/21/2019	Design patents covering the controller design used in the PoNS device

Australian Design Application No.	Application Filing Date	Status	Australian Patent No.	Issue Date	Subject Matter
201914827	8/26/2019	Issued	201914827	10/8/2019	Design patent covering system design used in the PoNS device
201914900	8/28/2019	Issued	201914900	10/24/2019	Design patent covering the controller design used in the PoNS device
201914906	8/28/2019	Issued	201914906	10/23/2019	Design patent covering the mouthpiece design used in the PoNS device

Further, we have 13 foreign utility patent applications that are currently pending: three in Europe, two in each of Australia, Canada and Russia and one in each of China, Israel, and the U.K., and one design patent application that is currently pending in Canada:

Australian Application No.	Application Filing Date	Status	Australian Patent No.	Issue Date	Subject Matter
2020228618	2/26/2020	Pending	N/A	N/A	Utility application covering computer systems and methods for enhancing neurorehabilitation
2019246836	10/10/2019	Allowed	N/A	N/A	Utility patent covering methods for placing a mouthpiece in a patient's mouth

Canadian Application No.	Application Filing Date	Status	Canadian Patent No.	Issue Date	Subject Matter
2969731	11/30/2015	Allowed	N/A	N/A	Utility application covering various aspects of the mouthpiece such as shape, center of gravity, and the locators
3131684	2/26/2022	Pending	N/A	N/A	Utility application covering computer systems and methods for enhancing neurorehabilitation
189954	8/28/2019	Pending	N/A	N/A	Design patent covering non-invasive neurostimulation device

Chinese Application No.	Application Filing Date	Status	Chinese Patent No.	Issue Date	Subject Matter
202080031721.1	2/26/2020	Pending	N/A	N/A	Utility application covering computer systems and methods for enhancing neurorehabilitation

European Application No.	Application Filing Date	Status	European Patent No.	Issue Date	Subject Matter
19183730.1	11/30/2015	Pending	N/A	N/A	Utility application covering overall system design, including controller and mouthpiece
19190373.1	11/30/2015	Pending	N/A	N/A	Utility patent application covering methods of placing a mouthpiece in a patient's mouth prior to engaging in NINM
20712806.7	2/26/2020	Pending	N/A	N/A	Utility application covering computer systems and methods for enhancing neurorehabilitation

Israel Application No.	Application Filing Date	Status	Israel Patent No.	Issue Date	Subject Matter
285901	2/26/2020	Pending	N/A	N/A	Utility application covering computer systems and methods for enhancing neurorehabilitation

Russian Application No.	Application Filing Date	Status	Russian Patent No.	Issue Date	Subject Matter
2019112637	4/25/2019	Pending	N/A	N/A	Utility patent application covering aspects of the controller
2019109970	4/4/2019	Pending	N/A	N/A	Utility patent application covering the locators of the mouthpiece

U.K. Application No.	Application Filing Date	Status	U.K. Patent No.	Issue Date	Subject Matter
2113774.0	2/26/2020	Pending	N/A	N/A	Utility application covering computer systems and methods for enhancing neurorehabilitation

Currently, we own rights in five trademarks: PoNS, PoNS Therapy, Helius, Helius Medical, and Helius Medical Technologies. We own the rights to the PoNS mark by virtue of an assignment agreement having an effective date of October 27, 2014 and entered into with ANR and the inventors of the PoNS technology. We are also the owner of the rights in the PoNS Therapy, Helius, Helius Medical, and Helius Medical Technologies marks.

We are the owner of the rights in PoNS, Helius and Helius Medical Technologies marks in Canada. We have also applied for the PoNS trademark in Europe, Russia, China, Australia, New Zealand and Israel. We have also applied for the Helius mark in the U.S., Australia and Canada, the Helius Medical mark in the U.S., and the PoNS Therapy mark in the U.S.

Government Regulation

Our products under development and our operations are subject to significant government regulation. In the U.S., our products are regulated as medical devices by the FDA and other federal, state, and local regulatory authorities. The following is a general description of the review and marketing authorization process of the FDA for medical devices.

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

In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market and marketed. These include the Food, Drug, and Cosmetic, or FD&C Act and the FDA’s implementation of regulations, among others.

The FDA Review, Clearance and Approval Processes

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval, or PMA, or approval of a de novo application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III— depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device.

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

Our PoNS device is currently regulated as a Class II medical device for use in MS. However, if the FDA requires us to go through a lengthier, more rigorous examination for the PoNS device for balance and gait deficit in stroke, introducing the product for stroke could be delayed or canceled. For example, if the FDA decides that the de novo classification procedures are not the appropriate path to obtain marketing authorizations for the PoNS device in stroke, the FDA may require us to submit a PMA application, which is generally more costly and uncertain and can take from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. Further, even with respect to those future products where a PMA may not be required, we cannot be certain that we will be able to obtain 510(k) clearance with respect to our PoNS device.

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

FDA granted de novo classification for the PoNS device for gait deficit in MS, which resulted in Class II classification. In order to be placed in Class II, the FDA required reasonable assurance of safety and effectiveness of the PoNS device. Under Class II, general controls (e.g., premarket notification) and special controls (e.g., specific performance testing) are applicable.

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

Pervasive and Continuing U.S. Food and Drug Administration Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment, registration and device listing with the FDA;
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

Healthcare providers, physicians, and third party payers will play a primary role in the recommendation and use of any products for which we obtain marketing approval. Our future arrangements with third party payers, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any device for which we obtain marketing approval. In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. The applicable laws and regulations include the federal health care programs Anti-Kickback Statute, or AKS, and the federal Civil False Claims Act.

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

European Union

We submitted an application for a CE Mark of the PoNS device with our UK based notified body in December 2018.  In August 2019 we withdrew our application from the EU marketing process due to notified body activities being delayed by Brexit and the upcoming medical devices regulation changes. We have engaged G-MED NA as our registrar and will reconsider submitting to the EU when conditions stabilize. The successful completion of this review would result in marketing authorization for the sale of the PoNS device in the EU which now excludes the UK. Some EU member states have additional notification requirements that we expect to satisfy before we launch our PoNS Therapy in those member states. Once the PoNS device is placed into the EU market, post market requirements apply including but not limited to:

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

Australia

We submitted our application for marketing authorization to the TGA during the third quarter of 2019. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. In November 2021, we received market authorization from the TGA for the sale of PoNS as a Class IIa medical device. In Australia,

PoNS is indicated for short term use by healthcare professionals as an adjunct to a therapeutic exercise program to improve balance and gait. PoNS is not intended to be used alone without an exercise program.

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

Formation of Helius NeuroRehab Inc.

In January 2019, we formed Helius NeuroRehab, Inc., or HNR, a Delaware corporation, which is a wholly owned subsidiary of Helius Medical Technologies, Inc. with the intent to operate a clinic focusing on the delivery of PoNS Therapy to patients with balance and gait disorders. HNR remains dormant and there are currently no plans to utilize it as originally intended.

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

Listing of our Common Stock

Following our Reverse Merger, we obtained approval of the listing of our common stock on the Canadian Securities Exchange, or CSE, on June 23, 2014. On April 18, 2016, our common stock was listed on the TSX under the symbol “HSM.” At the same time, we delisted our common stock from the CSE. We voluntarily delisted from the TSX effective as of the close of trading on September 9, 2021. The Company’s common stock also began being quoted on the OTC Markets, or OTCQB, under the ticker symbol “HSDT” on February 10, 2015. On April 11, 2018, our common stock began trading on the Nasdaq Capital Market under the ticker symbol “HSDT” and ceased to be quoted on the OTCQB. As of the date of this Annual Report, our common stock continues to trade on the Nasdaq Capital Market.

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

Human Capital Resources

As a neurotechnology company focused on neurological wellness through the development, licensing or acquisition of non-implanted technologies targeted at reducing symptoms of neurological disease or trauma, our human capital is important to the long-term success of our company.

Our People. We believe our diverse workforce is comprised of engaged individuals with appropriate qualifications and competencies to support our growth. Our senior management team has an average of over 25 years of experience in the health sciences industry with recognized leadership expertise in their functional areas.

As of December 31, 2020, we had 19 full time employees, no part time employees, two full time consultants and five part time consultants. During 2021, we expanded our workforce to prepare for our commercial launch in the US following the receipt in March 2021 of marketing authorization from the FDA of the PoNS device for use as a short term treatment of gait deficit due to mild-to-moderate systems of MS, and as such, as of December 31, 2021, we had 26 full time employees, no part time employees, seven full time consultants and three part time consultants.

None of our employees were covered by collective bargaining agreements. We have not experienced any interruptions of operations due to disputes with our employees.

Talent Acquisition, Development and Retention. Hiring, developing, and retaining high-performing employees is important to our operations and we are focused on creating experiences that foster growth, performance and retention. Retaining and acquiring the right talent in this competitive environment, particularly at speed and scale, will continue to be a priority as we have obtained FDA de novo classification and clearance of the PoNS device. Our workforce reflects talent from diverse perspectives.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2021 and 2020, we incurred a net loss of $18.1 million and $14.1 million, respectively, and used cash in operations of $13.4 million and $11.7 million, respectively. We have an accumulated deficit of $137.0 million as of December 31, 2021. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, stock-based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. Although we have received a medical device license from Health Canada to market the PoNS device in Canada, marketing authorization from the FDA for the sale of our PoNS device in the U.S., market authorization from the TGA in Australia, and even if we are successful in obtaining marketing authorization from additional foreign regulatory authorities to launch outside of the U.S., we expect to continue to incur substantial losses for the foreseeable future as we continue to research and develop and seek regulatory marketing authorization for our product candidate.

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

From our inception through December 31, 2021, we have generated approximately $2.6 million in revenue from the commercial sales of products or services. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stock and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment, and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.  Moreover, because we expect that the revenue opportunity in the U.S. is significantly greater than in Canada, we believe our ability to generate significant revenue in the future will be dependent upon the speed and success of our commercial launch in the U.S. during 2022.

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Annual Report. While we had $11.0 million of cash as of December 31, 2021, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we will require additional financing to fund our operations beyond the beginning of the third quarter of 2022. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures.

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

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product on terms unfavorable to us.

Our operations to date have principally been financed by public and private offerings of our common stock and convertible debt and exercises of options and warrants and, since inception, we have raised $130.6 million in gross proceeds from equity financings. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product, future revenue streams, research programs or product candidates, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product or our product candidates, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2021 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. We believe our existing capital resources will be sufficient to fund our operations into the third quarter of 2022. However, in light of the commercial launch of PoNS Therapy in the U.S. beginning in 2022, we expect our expenses to increase throughout 2022, particularly as we invest in marketing and distribution capabilities, make improvements to our manufacturing process and product design, and add additional personnel. We also expect our expenses to increase if and as we conduct trials of PoNS Therapy, such as the TEP, or if and as we decide to pursue further regulatory approvals, or maintain, expand and protect our intellectual property portfolio. Other than our right to cause Lincoln Park to purchase shares of our common stock under the LPC Purchase Agreement, which is subject to certain limitations and conditions, we do not have any committed external source of funds. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Risks Related to the Development and Commercialization of our Product

We currently only have one product which is approved in the U.S. only for treatment of gait deficit and otherwise only in Canada and Australia.

We currently have no products authorized for commercial distribution in Europe, or in any other country outside of Canada, the U.S. and Australia. In the U.S. we have not received marketing authorization for use of the PoNS device other than for MS. In addition, the FDA has previously rejected our de novo application for marketing authorization of the PoNS device for mmTBI. In respect of Europe, we are developing the PoNS device for use in the neuromodulation market, but we cannot begin marketing and selling the device in Europe until we obtain applicable authorizations from the European Union (Notified Body). The process of obtaining regulatory authorization is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization of a product or rejection of a regulatory application altogether.

We plan to develop the PoNS device for other indications, or symptoms caused by neurological disorders, and will be required to commit our own resources to fund development of any other indications and each would require separate regulatory clearance or other marketing authorization in other territories. The costs of such development efforts and regulatory clearance or other marketing authorization could be substantial and would likely require additional funding, and each such indication would be subject to the same foregoing risks and uncertainties for FDA clearance/authorization.

The COVID-19 pandemic has adversely impacted, and may continue to materially and adversely impact, our business, financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which has spread throughout the U.S. and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures were able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, as of December 31, 2021, they were all operating at reduced capacity, which limited operations to 50% capacity during the second half of 2021. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. This was especially true in the first half of 2021, as cases of COVID-19 increased significantly in Canada and additional restrictions, shelter in place orders, and business shutdowns were imposed. The rate of vaccination increased throughout all provinces throughout 2021, facilitating the lifting of some of the previously imposed restrictions. Thus far during the first quarter of 2022, capacity has remained at the 50% threshold with the expectation that the capacity limit will increase as provinces continue to lift restrictions. We continue to monitor the impact of COVID-19 and adjust our operations as the circumstances change.

We have expanded our services to include remote training and treatment, but the long-term viability of these remote programs is still being assessed. Additionally, current and planned clinical experience programs and clinical trials have experienced and may continue to experience delays in the programs as trial participant attendance has generally decreased as a result of the pandemic, and clinics and clinical research sites have experienced delays and difficulties in recruiting and re-hiring clinical site staff.

The COVID-19 pandemic has and may continue to cause delays in or the suspension of our business partners manufacturing operations, our research and product development activities, our regulatory workstreams, our research and development activities and other important commercial functions. We are also dependent upon our suppliers for the manufacture of our PoNS device. In the second quarter of 2020, two of our business partners diverted resources towards other activities related to COVID-19, resulting in delays in our product development activities. Such diversion of suppliers’ resources may occur again in the future, and the pandemic could limit our suppliers’ ability to travel or ship materials or force temporary closure of facilities that we rely upon. Manufacturing delays have occurred and may also occur as the result of labor shortages. Two of our suppliers experienced significant labor shortages as a result of COVID-19 from the end of November 2021 through early January 2022 which reduced the available resources needed to build and test product resulting in production delays of the PoNS devices. Disruptions in business operations or governmental operations due to COVID-19 may delay the timing for the submission and approval of our marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•

Future key clinical trial activities may be delayed, such as clinical trial site monitoring, due to limitation on travel imposed or recommended by federal or state governments, employers and others; and

•	We may experience delays in timeline for product availability, including related to staffing shortages, both generally and due to employee illness.

In addition to the risks specifically described above, the COVID-19 pandemic has exacerbated and precipitated the other risks described in this Annual Report, and may continue to do so. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of the impact of COVID-19 on our business, operations or the global economy as a whole.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy, and the credit markets and the financial services industry in particular, as well as the stability of the social fabric of our society, affects our business and operating results. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be unable to raise additional financing when needed or on favorable terms. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions, such as recent supply chain disruptions and labor shortages and persistent inflation, have impacted, and may continue to adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. These economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

Our PoNS technology is a novel form of neurostimulation therapy, and the medical community tends not to adopt new therapies very rapidly. If physicians elect not to prescribe the PoNS Therapy, or if we cannot train physical therapists in the supervision of the use of the PoNS Therapy, we will be unable to generate significant revenue, if any.

Our deployment strategy in the U.S. depends on physicians prescribing the PoNS Therapy to patients with relevant neurological disorders and physical therapists being trained in the supervision of patients’ use of our treatment. Novel technologies are usually more slowly adopted by the medical community, as the medical community tends to be very conservative. Physicians may elect not to use our products for a variety of reasons, including:

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

There is currently limited market awareness of our product. In order to succeed, we must, among other things, increase market awareness of our PoNS Therapy and implement a sales and marketing strategy. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated. In addition, if the neuromodulation market fails to become more integrated in neurological therapy, it could have a materially adverse effect on our business and financial position.

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

If we are unable to expand our sales and marketing infrastructure, and execute other steps necessary to penetrate market opportunities and produce our PoNS device, we may not be successful in commercializing our PoNS device in the U.S.

We are an early stage development company with limited resources, and have not generated significant revenues to date. To achieve commercial success and generate sufficient revenue in the U.S. for our PoNS device, we will need to further expand our sales and marketing infrastructure to drive adoption of our PoNS device. There is significant competition for sales personnel experienced in relevant medical device sales. We expect that we will face significant challenges as we recruit and subsequently grow our sales and marketing infrastructure. If we are unable to attract and retain sufficient, and skilled, sales and marketing representatives, our sales could be adversely affected. If one of our sales or marketing representatives were to depart and be retained by one of our competitors, they could help competitors solicit business from customers, which could further harm our sales. In addition, if our sales and marketing representatives or educators fail to achieve their objectives or if we are not able to recruit and retain a network of educators, we may not be able to successfully train healthcare providers on the use of our PoNS device, which could delay new sales and harm our reputation.

We anticipate that we will derive nearly all of our U.S. revenue from the sales of our PoNS device. As a result, our financial condition and operating results will be highly dependent on the ability of our sales representatives to adequately promote, market and sell our PoNS device. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned products, or enhance the strength of our brand, either of which could impair our projected sales growth and have an adverse impact on our business.

Risks Related to our Reliance on Third Parties

We are, and will continue to be, dependent in significant part on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product.

We currently have a limited number of employees and resources available to perform the research and development necessary to commercialize our PoNS Therapy and potential future product candidates. We therefore rely, and will continue to rely, on third-party research institutions, collaborators and consultants for this capability. Such third-party research institutions, collaborators and consultants may determine to cease providing services to us at any time, which would delay our product development and commercialization.

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

In order to be successful, we must expand our product lines beyond our PoNS Therapy for gait deficit due to symptoms from MS or balance deficit due to mmTBI, but we may not be able to do so in a timely fashion and at expected costs, or at all.

In order to be successful, we will need to expand our product lines beyond our PoNS Therapy for gait deficit due to symptoms from MS or balance deficit due to mmTBI. To succeed in our commercialization efforts, we must effectively continue product development and testing, obtain regulatory authorizations, and enhance our sales, marketing and market access and reimbursement capabilities. There is no assurance that we will succeed in developing a future product candidate or in bringing any of our current or potential future product candidates to market outside of Canada. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

We regard our intended and future intellectual property as important to our success, and we intend to rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our devices or products or reverse engineer or obtain and use information that we regard as proprietary. We may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims, we seek, if at all or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that any intellectual property rights that we may receive can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the U.S. Our means of protecting any proprietary rights we may receive in the U.S. or abroad may not be adequate and competitors may independently develop a similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

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

We may face risks to our technology and intellectual property as a result of our conducting business outside of the U.S., including as a result of our strategic arrangement with A&B (and subsequent transfer of assets to CMS and CMS Medical Hong Kong Limited), and particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. Pursuant to our agreement with A&B, we transferred ownership of certain of our Asian patents, patent applications, and product support material for the PoNS device from us to A&B and granted to A&B, among other things, an exclusive license to market, promote, distribute and sell the PoNS device solely within specified Asian territories. Subsequently. A&B partnered with other companies in other foreign jurisdictions in connection with the development and manufacturing of the PoNS device, which may expose us to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. For example, our product or components may be reverse engineered by other business partners or other parties, which could result in our patents being infringed or our know-how or trade secrets stolen. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through cyber intrusions or physical theft through corporate espionage, including with the assistance of insiders, or via more indirect routes.

Risks Related to Government Regulation

Before we can market and sell our products, we will be required to obtain marketing authorization from the FDA and foreign regulatory authorities. These authorizations will take significant time and require significant research, development, and clinical study expenditures, and ultimately may not succeed.

Before we begin to label and market the PoNS Therapy for use in the U.S., we are required to obtain marketing authorization via a de novo classification and clearance request for our product or approval of pre-market approval application from the FDA, unless an exemption from pre-market review applies. We will also be required to comply with costly and more often time-consuming regulatory requirements by foreign regulatory authorities, including Europe, if we want to sell our products in such regions and countries. While we have marketing authorization for the PoNS Therapy in the U.S. for use as a short term treatment of gait deficit due to mild-to-moderate symptoms of MS and in Canada for sale as a class II, non-implanted, medical device for treatment of gait deficit due to symptoms from MS and balance deficit due to mmTBI in conjunction with supervised therapeutic exercise, and marketing authorization in Australia, we have not received regulatory authorization or approval in any other region or country for any indication. The process of obtaining regulatory authorizations or approvals, including completion of the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

In April 2019, the FDA declined our request for de novo classification of the PoNS device for use to improve balance in patients with mmTBI. In reaching its conclusion, the FDA noted that it did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy to establish sufficient evidence of effectiveness based on our clinical trials. In October 2019, we had a pre-submission meeting where the FDA provided feedback needed to help complete the design of a new clinical trial intended to address the FDA’s request for a trial that demonstrates the benefit of the PoNS Therapy compared to physical therapy alone. In January 2020, we received the FDA’s feedback on the minutes from the October 2019 pre-submission meeting. In its feedback, the FDA provided post-meeting notes with specific recommendations regarding the trial design that were not discussed in the October 2019 pre-submission meeting. Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we are assessing the feasibility of a clinical program to advance the development of a study aimed to obtain clearance for gait and balance deficits in mmTBI if nondilutive financing to fund the program becomes available.

The FDA has substantial discretion in the de novo review process and may refuse to accept any future application(s) or may decide that our data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization from the FDA or other regulatory authorities.

Moreover, in addition to continuing our pursuit of an indication for stroke and mmTBI with the FDA, we are currently considering the development of the PoNS device for other potential indications, including cerebral palsy, Parkinson’s disease, baby boomers balance, and neurological wellness, as well as expanding the label of our current indications.

If the FDA requires us to go through a lengthier, more rigorous examination for the PoNS device for any of these indications or any other indications we may pursue, as it has for the PoNS device in the indication for mmTBI, introducing the product could be delayed or canceled, which would cause our launch to be delayed or cancelled. In addition, the FDA may determine that the PoNS device requires the more costly, lengthy and uncertain pre-market approval process. For example, if the FDA disagrees with our determination that the de novo classification procedures are the appropriate path to obtain marketing authorization for the PoNS device, the FDA may require us to submit a PMA application, which is generally more costly and more burdensome and can take several years from the time the application is submitted to the FDA until an approval is obtained.

Obtaining and maintaining FDA marketing authorization will be costly, may result in time-consuming delays and will subject us to ongoing compliance costs and regulatory risk for non-compliance.

Even though we have obtained FDA market clearance for our product as a treatment for MS, obtaining FDA marketing authorization, de novo classification and clearance, or PMA approval for medical devices for additional indications can be expensive and uncertain, generally takes from several months to several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization.

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

Market authorization for our product as a treatment for MS and even if granted, a 510(k) clearance, de novo classification and clearance, or pre-market approval for additional indications will likely place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products and operations. For example, the manufacture of medical devices must comply with the FDA’s QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement action, including any of the following sanctions:

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

We have in the past and may be required to conduct clinical trials to support a de novo submission or PMA application for the PoNS device with respect to one or more indications and we expect to be required to conduct clinical trials to support regulatory marketing authorization for future product candidates.

In order to commercialize our product candidate in the U.S. with respect to specified indications, we may be required by the FDA to submit an application for premarket approval, or PMA, for review and approval by the FDA. A PMA application must be submitted to the FDA if our device cannot be cleared through the 510(k) clearance process, down classified via the de novo process, or is not exempt from premarket review by the FDA. In April 2019, the FDA declined our request for de novo classification and clearance for mmTBI, in part due to insufficient clinical evidence regarding effectiveness of our product from mmTBI. Following a pre-submission meeting with the FDA, we are assessing the feasibility of a clinical program to advance the development of a study aimed to obtain clearance for gait and balance deficits in mmTBI if nondilutive financing to fund the program becomes available.

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

We are currently in the process of preparing to commence multiple clinical trials, and may continue to pursue additional clinical trials in the future. Clinical trials are complex, expensive, time consuming, uncertain as to outcome and are subject to substantial and unanticipated delays. Before we may begin clinical trials, if a clinical trial is determined to present a significant risk, we may be required to submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study. Because we do not have the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them. Moreover, any failure to abide by the applicable regulatory requirements by us, our CROs, and/or clinical trial sites may result in regulatory enforcement action against such third parties or us.

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

In the U.S., the commercial success of our existing product and any future products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for procedures utilizing our products. On January 12, 2021, the CMS stated that it was finalizing a new Medicare coverage pathway, MCIT for FDA-designated breakthrough medical devices. The purpose of the MCIT rule was to provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. Under its terms, manufacturers were to have been able to opt-in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization. In November 2021, the MCIT was rescinded and therefore we could not rely on MCIT for purposes of obtaining Medicare coverage for our product. Hospitals and other healthcare providers that purchase our product for treatment of their patients generally rely on third-party payers to pay for all or part of the costs and fees associated with our products as part of a “bundled” rate for the associated procedures. The existence of coverage and adequate reimbursement for our products and the procedures performed with them by government and private payers is critical to market acceptance of our existing and future products. Neither hospitals nor physicians are likely to use our product and any future products if they do not receive adequate reimbursement for the procedures utilizing our products.

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

Many hospitals and clinics in the U.S. belong to group purchasing organizations, which typically incentivize their hospital members to make a relatively large proportion of purchases from a limited number of vendors of similar products that have contracted to offer discounted prices. Accordingly, the commercial success of our products may also depend to some extent on our ability to either negotiate favorable purchase contracts with key group purchasing organizations and/or persuade hospitals and clinics to purchase our product “off contract.”

The healthcare industry in the U.S. has experienced a trend toward cost containment as government and private payers seek to control healthcare costs by paying service providers lower rates. While we believe that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Private payers frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payers are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. Because of these programs, and related payer efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our product profitably if third-party payers deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payers to hospitals could adversely affect our ability to market, sell our products, and negatively affect our financial performance.

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

The availability of payments from Medicare, Medicaid or other third-party payers for our products which now or in the future have marketing authorization in the U.S. would mean that many healthcare laws would place limitations and requirements on the manner in which we conduct our business, including our sales and promotional activities and interactions with healthcare professionals and facilities. In some instances, our interactions with healthcare professionals and facilities that occurred prior to commercialization (e.g., the granting of stock options) could have implications at a later date. The laws that may affect our ability to operate include, among others: (i) the federal healthcare programs Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary marketing authorization, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and/or disclosures such as the Sunshine Act; and/or (iv) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

Our communications regarding products and product candidates, even while in development, are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings relative to advertising, promotion, and marketing, and communications with study subjects and healthcare professionals, which could have a significant negative effect on our business.

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

Even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-market studies. These studies can be very expensive and time-consuming to conduct. Failure to complete such studies in a timely manner could result in the revocation of clearance or approval and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the U.S.

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

We may find that the costs of carrying out our plan of operations are greater than we anticipate. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we: expand our commercialization efforts of our PoNS device in the U.S. for MS; make improvements to our manufacturing process and product design; launch clinical trials for stroke and other indications; pursue further regulatory approvals; maintain, expand and protect our intellectual property portfolio; and add additional personnel. Increased operating costs may cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations with the result that our business may fail.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries. The United Kingdom formally left the European Union on January 31, 2020 and the transition period provided for in the withdrawal agreement entered by the United Kingdom and the European Union ended on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the European Union formally adopting the agreement in April 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges.

Brexit may have a significant negative impact on medical device manufacturers such as us. A Notified Body, or NB, that we contracted with as our EU regulatory service provider is located in the UK.  CE Mark issued by a UK NB is at risk due to Brexit.  Medical device manufacturers with products CE Marked by a UK NB may not be able to place those products on the market until Brexit issues are resolved by the European Commission and local governments. In addition, the acceptance of medical device market authorization from UK NBs by countries outside of the EU, which have traditionally accepted UK NB CE marked products, is at risk of interruption due to Brexit.  The complexity of Brexit places a significant burden on UK NBs which may negatively impact their ability to provide market clearance (i.e., CE Marking) reviews and certifications in a timely manner. Delays in CE Marking and delays in the issuance of certificates could delay us from placing our PoNS device on the market outside of the UK including outside of the EU (for those countries that require quality management system certificates and CE approval prior to marketing).

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

As a result of the use of our product in clinical trials, and through the sale of our products, we may be liable for product liability claims and we may not carry sufficient product liability insurance.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions (including ransomware attacks) over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No network or system can ever be completely secure, and the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, in October 2019, we were the victim of a business email compromise fraud which resulted in our incurring a loss of approximately $0.1 million. If any such attack, intrusion or other event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of the PoNS device or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks.

Challenges to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

We operate, or intend to operate, in a number of tax jurisdictions globally, including in the U.S. at the federal, state and local levels, and in several other countries, and we therefore are or will be subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.

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

In particular, on December 22, 2017, the Tax Cuts & Jobs Act, or TCJA, was signed into law. That legislation, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly changed U.S. tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a modified territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries, or the Section 965 Transition Tax. Certain changes established by the TCJA increased our effective tax rate in prior years, including a new income inclusion item for global intangible low-taxed income, or GILTI, and the Section 965 Transition Tax on our accumulated offshore earnings held in cash and illiquid assets. Additional changes have impacted the timing of our recognition of certain items of loss and deduction, including a new limitation on the Company’s deduction for business interest expense, a new limitation of the deduction for NOLs to 80% of current year taxable income (other than as temporarily modified by the CARES Act), elimination of NOL carrybacks for NOLs arising after December 31, 2017 (other than as permitted under the CARES Act with respect to NOLs arising in 2018, 2019, and 2020) and the allowance of the indefinite carryforward of such NOLs, and increased bonus depreciation from 50% to 100% for certain qualified property.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “HSDT”.  In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders equity requirement and the minimum bid price requirement.  There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market.  Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

In addition, if our common stock is delisted from the Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions).

On December 31, 2020, we effected a 1-for-35 reverse stock split of our outstanding common stock.  If we seek to implement a reverse stock split in the future to remain listed on the Nasdaq Capital Market, the announcement or implementation of a reverse stock split could significantly negatively affect the price of our common stock.  Additionally, in 2020, the SEC approved a Nasdaq rule change to expedite delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period.  Under the new rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on the Nasdaq Capital Market may be negatively impacted by this new Nasdaq rule.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules.  There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter.

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

Our common stock was listed on the TSX between April 18, 2016 and September 9, 2021 and has been listed on The Nasdaq Capital Market since April 11, 2018. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock; the size of our public float may limit the ability of some institutions to invest in our common stock. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common stock may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

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

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise any required capital for our operations. Because our operations to date have been principally financed through public and private offerings of our common stock and warrants and exercises of options and warrants, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future may have a material adverse effect upon our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

Our head office is located at 642 Newtown-Yardley Road, Suite 100, Newtown, PA 18940, with 1,780 square feet of lease office space. In May 2020, we terminated our lease and entered into a new lease (the “Lease Amendment”) for a smaller footprint of the current office space in Newtown, Pennsylvania. Lease payments under the original contract were made through December 31, 2020. In January 2021, we signed a Lease Amendment extending the lease term from July 1, 2021 through September 30, 2021, which could then be extended on a month-to-month basis thereafter. In November 2021, we entered into a new lease with a lease term commencing January 1, 2022 and terminating March 31, 2025. Monthly rent plus utilities is approximately $4 thousand per month, with a 3% annual increase. We believe our current facilities are adequate for our needs.

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

Holders

As of March 4, 2022, there were approximately 45 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Recent Sales of Unregistered Securities.

None.

ITEM 6.[Reserved]

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

Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-implanted technologies targeted at reducing symptoms of neurological disease or trauma.

Our product, known as the PoNS, is an innovative non-implanted medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and is indicated for use in the U.S. as a short term treatment of gait deficit due to mild-to-moderate symptoms from MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We are currently accepting prescriptions for PoNS in the U.S. and we anticipate our first commercial sales to occur in the near term. PoNS is authorized for sale in Canada for two indications: (i) for use as a short term treatment (14 weeks) of chronic balance deficit due to mmTBI and is to be used in conjunction with physical therapy (PoNS Therapy); and (ii) for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we are currently seeking a business partner to commercialize and distribute PoNS in Australia.

Since our inception, we have incurred significant operating losses. Our net loss was $18.1 million and $14.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $137.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to advance the PoNS Therapy and seek regulatory clearance and pursue its commercialization. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the successful commercialization of PoNS Therapy in the U.S., as we expect that the revenue opportunity in the U.S. is significantly greater than in Canada. Further, we may incur expenses in connection with the in-license or acquisition of other potential products. See “—Liquidity and Capital Resources” below for additional information.

Business Update

U.S. Regulatory Status: MS

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

In September 2021, we initiated activities to setup and implement a new study as part of a Therapeutic Experience Program, or TEP, with NYU Langone Health as our first Center of Excellence clinical site.

U.S. Regulatory Status: Stroke

In August 2021, we received Breakthrough Designation for the PoNS device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. With Breakthrough Designation received, a clinical trial of PoNS therapy in stroke patients in collaboration with Medical University of South Carolina is planned to commence in the second quarter of 2022 with initial patient enrollments beginning in the second half of 2022.

U.S. Regulatory Status: mmTBI

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

In April 2019, we announced that the FDA had completed its review and had denied our request for de novo classification and clearance of the PoNS device for the treatment of balance deficit due to mmTBI. In reaching its conclusion, the FDA noted, via a denial letter, that although the safety profile of the PoNS device is acceptable, the FDA did not have sufficient information to discern the relative independent contributions of the PoNS device and physical therapy on the improvements from baseline. The FDA noted that we could generate additional data to address its concerns and resubmit our application.

In October 2019, we had a pre-submission meeting where the FDA provided feedback needed to help complete the design of a new clinical trial intended to address the FDA’s request for a trial that demonstrates the benefit of the PoNS Therapy compared to physical therapy alone. In January 2020, we received the FDA’s feedback on the minutes from the October 2019 pre-submission meeting. In its feedback, the FDA provided post-meeting notes with specific recommendations regarding the trial design that were not discussed in the October 2019 pre-submission meeting.

Based on the receipt of the FDA’s final minutes from the pre-submission meeting, we are assessing the feasibility of a clinical program to advance the development of a study aimed to obtain clearance for gait and balance deficits in mmTBI if nondilutive financing to fund the program becomes available.

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

Australian Regulatory Status

In the third quarter of 2019, we initiated the submission of our application to the TGA. We supplemented our submission with additional data based on questions supplied to date and provided responses to additional questions during the third quarter of 2020. In November 2021, we received market authorization from the TGA for the sale of PoNS as a Class IIa medical device. In Australia, the PoNS device is indicated for short term use by healthcare professionals as an adjunct to a therapeutic exercise program to improve balance and gait. PoNS is not intended to be used alone without an exercise program. We are working to establish a distribution partner for Australia but currently do not expect to have commercial sales of PoNS in Australia in 2022.

Canadian Commercialization Efforts

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. During the year ended December 31, 2021, we authorized 6 new clinical locations to have 37 clinic locations across Canada as of December 31, 2021. In addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these clinics. Sales performance in Canada continues to be impacted by the COVID-19 pandemic due to space restrictions that the provincial governments have imposed as well as the risk tolerance of patients and therapists.

In collaboration with Toronto Rehabilitation Institute (part of University Health Network) we are continuing our clinical experience program, the results of which we will look to publish in 2022.

We continue to refine our go-to-market pricing model. In 2020, we implemented a modified pricing approach which is focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment. We have also experimented with various promotional pricing programs resulting in lower unit prices for both PoNS system purchases and mouthpieces in order to increase access to the PoNS Therapy and drive market awareness which we believe resulted in an increase in the volume of units sold, beginning in the second half of 2020. We extended the promotional pricing through the end of 2021 including any order placed but not fulfilled before December 31, 2021. The promotional pricing was discontinued in 2022 with new pricing established.

The value dossiers for mmTBI and MS that were created in mid-2020 to fully demonstrate in both scientific and financial terms, the merits of PoNS Therapy for claimants are now being utilized along with submissions from clinics on behalf of their patients. The dossiers are provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI is focused initially on the auto collision insurance and workers’ compensation, or WC, market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits.

As part of our overall PoNS Therapy strategy, we are also gathering comprehensive health economic assessments of treatment outcomes. These data will, in-turn, be used to support our applications for WC, auto insurance and commercial insurance reimbursement initiatives in Canada, the U.S. and other markets around the world. We believe the Canadian commercial experience will be extremely valuable to prepare us for our launches in the U.S. and internationally.

The real-world results from the collective experience of our patients that have completed the 14-week PoNS Therapy in Canada thus far, have been encouraging. Consistent with what we observed in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial MS and mmTBI patients demonstrated improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. The majority of patients had a mean patient adherence to treatment of over 90% and showed significant improvement in their balance and gait with a meaningful clinical difference at the end of their treatment. The consistency of the patient results from our initial commercial experience supports our plans to expand access PoNS Therapy in Canada.

U.S. Commercialization Efforts

As previously stated, on March 26, 2021, we received marketing authorization from the FDA for the PoNS device. The PoNS device is indicated for use as a short term treatment of gait deficit due to mild-to-moderate symptoms of MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only.

Throughout the pre-commercial phase during 2021, we developed and refined our commercial strategy including a focus on payer strategy, both government and commercial, securing distribution licenses in various states and beginning to build relationships with key large neurorehabilitation centers, which focus on treatment of MS patients. We continue to generate data on outcomes of the PoNS Therapy generated from treatment of patients in Canada and ensuring that our scientific data is presented at many of the key national and international neurology and neuromodulation meetings. We believe this scientific dissemination may begin to pave the way to establishing the PoNS Therapy as the standard of care for the treatment of MS-related gait deficit.

We are currently accepting prescriptions for PoNS in the United States, and we anticipate our first commercial sales in the near term. We have targeted specific Key Opinion Leaders (i.e., neurologists and physiatrists) and their associated neurorehabilitation centers, where selected physical therapists will be trained to deliver the PoNS Therapy. Importantly, this focused strategy will also allow us to measure patient outcomes to determine if they are similar to those observed in our clinical trials. To further develop and implement the PoNS commercialization strategy, we have hired a Vice President of Sales and Marketing, North America, have identified the initial launch areas within the U.S., and we have continued to build out our commercial team, including field sales, reimbursement specialists, and marketing and operational support commensurate with PoNS sales activity.

Material Trends and Uncertainties

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which has spread throughout the U.S. and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures were able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, as of December 31, 2021, they were all operating at reduced capacity, which limited operations to 50% capacity during the second half of 2021. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. This was especially true in the first half of 2021, as cases of COVID-19 increased significantly in Canada and additional restrictions, shelter in place orders, and business shutdowns were imposed. The rate of vaccination increased throughout all provinces throughout 2021, facilitating the lifting of some of the previously imposed restrictions. Thus far during the first quarter of 2022, capacity has remained at the 50% threshold with the expectation that the capacity limit will increase as provinces continue to lift restrictions. We continue to monitor the impact of COVID-19 and adjust our operations as the circumstances change.

We have expanded our services to include remote training and treatment, but the long-term viability of these remote programs is still being assessed. Additionally, current and planned clinical experience programs and clinical trials have experienced and may continue to experience delays in the programs as trial participant attendance has generally decreased as a result of the pandemic, and clinics and clinical research sites have experienced delays and difficulties in recruiting and re-hiring clinical site staff.

The COVID-19 pandemic has and may continue to cause delays in or the suspension of our business partners manufacturing operations, our research and product development activities, our regulatory workstreams, our research and development activities and other important commercial functions. We are also dependent upon our suppliers for the manufacture of our PoNS device. In the second quarter of 2020, two of our business partners diverted resources towards other activities related to COVID-19, resulting in delays in our product development activities. Such diversion of suppliers’ resources may occur again in the future, and the pandemic could limit our suppliers’ ability to travel or ship materials or force temporary closure of facilities that we rely upon. Manufacturing delays have occurred and may also occur as the result of labor shortages. Two of our suppliers experienced significant labor shortages as a result of COVID-19 from the end of November 2021 through early January 2022 which reduced the available resources needed to build and test product resulting in production delays of the PoNS devices. Disruptions in business operations or governmental operations due to COVID-19 may delay the timing for the submission and approval of our marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The extent to which the COVID-19 pandemic will continue to impact our business, including our U.S. commercial launch and sales in Canada, as well as our results of operations and our financial condition will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of the impact of COVID-19 on our business, operations or the global economy as a whole.

Other Trends and Uncertainties

Beginning in late 2021, production delays began to negatively impact the ability of our contract manufacturer to successfully ramp up production during 2022 to fulfill orders for both commercial sales and clinical trials, which has been exacerbated by both labor and supply chain shortages currently being experienced by many industries in the U.S.

To successfully commercialize, we need to continue to build infrastructure necessary to grow our business including adding headcount and implementing or upgrading business systems. Competition for talent in today’s labor market may impact our ability to add headcount and to recruit talent with the expertise we need to develop our commercial infrastructure.

In response to the aforementioned challenges and trends, we have supplemented our personnel including quality resources at our contract manufacturer.  Additionally, we continue to actively recruit and source candidates to fill positions as we build out our team to support our anticipated growth.

Financings

See “—Liquidity and Capital Resources” below for information regarding our financing activities in 2021.

Components of Our Results of Operations

Revenue

We have three categories of revenue: Product Sales, Fee Revenue and License Revenue. Product Sales is derived from the sale of the PoNS device. Fee Revenue was derived from franchise fees from new neuroplasticity clinics engaged in providing the PoNS Therapy. This practice ended during the first quarter of 2020. License Revenue is recognized ratably over the ten-year term as the performance obligation is met in connection with the Co-Promotion Agreement as a result of the Heuro acquisition. We expect our revenue will increase substantially over historical levels throughout 2022 as a result of the commercialization of PoNS Therapy in the U.S.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling sales orders. We expect cost of sales to increase as a result of increased sales of PoNS devices in the U.S.

Research and Development Expenses

Research and development, or R&D, expenses consist of expenses incurred in connection with the discovery and development of our product. We expense R&D costs as incurred. These expenses include:

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

R&D activities are central to our business model. Products in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage registrational clinical trials. We expect our R&D expenses to continue to increase over the next several years as we increase personnel costs, conduct feasibility and pilot studies and registrational clinical trials for our existing and additional indications, invest in our product development and manufacturing-related expenses and prepare regulatory filings for our products in additional indications. Our expenditures are subject to certain uncertainties, including those described in Item 1A. “Risk Factors” in this Annual Report.

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

We anticipate that our SG&A expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting services related to our commercial operations, legal and tax-related services associated with maintaining compliance with Nasdaq listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including customer relationships and proprietary software recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. The customer relationships, proprietary software and reacquired rights recognized in connection with the acquisition of Heuro had remaining useful lives at acquisition of 1.25 years, 5 years and 3.87 years, respectively. They are amortized using the straight-line method. The customer relationships intangible asset became fully amortized and was written off during the first quarter of 2021. The internally developed software has a useful life of 3 years and is amortized using the straight-line method.

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

Product Sales

Product sales were derived from the sale of the PoNS device to clinics in Canada. According to the supply agreement with each of these clinics, our performance obligation was met when we delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. Our payment terms are defined within each customer’s supply agreement and are all 30 days or less. For the year ended December 31, 2020, we recorded $0.6 million in product sales. As of December 31, 2020, the control of 21 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.6 million in product sales for the year ended December 31, 2020. For the year ended December 31, 2021, we recorded $0.5 million in product sales. During the year ended December 31, 2021, the control of an additional 18 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.5 million in product sales for the year ended December 31, 2021. The fair value of the remaining 16 devices is recorded as deferred revenue of $0.1 million on the consolidated balance sheet. Revenue will be recognized for these devices as control is transferred. The only returns during 2021 were the result of warranty returns for defective products. These returns were insignificant during the year and any future replacements are expected to be insignificant.

Fee Revenue

During the first half of 2020, we earned fee revenue for engaging new neuroplasticity clinics to provide the PoNS Therapy. These agreements were terminated in the second quarter of 2020.

License Revenue

As described above, in connection with the Heuro acquisition, we entered into a Clinical Research and Co-Promotion Agreement with HTC (the “Co-Promotion Agreement”). The Co-Promotion Agreement had a fair value of CAD$360 thousand at the time of acquisition and a ten-year term. License revenue has been recognized ratably over the ten-year term of the Co-Promotion Agreement as the performance obligation is met.

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

Stock-based payments to non-employees are measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards is recognized over the requisite service period following the measurement of the fair value on the grant date.

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

Derivative Financial Instruments

We evaluate our financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the consolidated statements of operations and comprehensive loss. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and then that fair value of the underlying instrument is reclassified to equity.

The classification of derivative financial instruments, including whether such instruments should be recorded as liabilities/assets or as equity, is re-assessed at the end of each reporting period. Derivative financial instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative financial instrument liabilities are classified in the consolidated balance sheet as current if the right to exercise or settle the derivative financial instrument lies with the holder.

We use the Black-Scholes option-pricing model to value derivative financial instrument liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 - Fair Value Measurement.

As of December 31, 2020, our derivative financial instruments accounted for in accordance with ASC 815 were comprised of warrants issued in connection with public securities offerings. The last of the warrants accounted for in accordance with ASC 815 expired in April 2021, and as such, as of December 31, 2021, we do not hold any derivative financial instruments accounted for in accordance with ASC 815.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of our goodwill as of December 31, 2020 and December 31, 2021 is the result of the Heuro acquisition. Goodwill is not amortized, but rather will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We will test goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

Goodwill is allocated to, and evaluated for impairment at our one identified reporting unit. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is “more likely than not” that a reporting unit’s fair value is less than its carrying amount. We may elect not to perform the qualitative assessment for our reporting unit and perform the quantitative impairment test. The quantitative goodwill impairment test requires us to compare the carrying value of the reporting unit’s net assets to the estimated fair value of the reporting unit.

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

Our methodology for estimating the fair value of our reporting unit, if required, utilizes the income approach. The income approach is based on the Discounted Cash Flow, or DCF, method, which is based on the present value of future cash flows. The principal assumptions utilized in the DCF methodology include long-term growth rates, operating margins, discount rates and future economic and market conditions. There can be no assurance that our estimates and assumptions regarding forecasted cash flow, long-term growth rates and operating margins made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. We believe the current assumptions and estimates utilized are both reasonable and appropriate.

Definite-lived intangibles consist principally of acquired customer relationships, reacquired rights and proprietary software as well as internally developed software. All are amortized straight-line over their estimated useful lives.

Income Taxes

We account for income taxes using the asset and liability method. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

We have adopted the provisions of ASC 740 Income Taxes regarding accounting for uncertainty in income taxes. We initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of the tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. We consider many factors when evaluating and estimating its tax positions and tax benefits. These periodic adjustments may have a material impact on the consolidated statements of operations and comprehensive loss. When applicable, we classify penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated statements of operations and comprehensive loss.

Going Concern

From our inception through December 31, 2021, we have generated approximately $2.6 million in revenue from the commercial sale of products or services. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stock and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the successful commercialization of the PoNS device in the U.S.

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Annual Report. While we had $11.0 million of cash as of December 31, 2021, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we expect that we will require additional financing to continue to fund our operations. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures. In reviewing this filing, you should carefully consider this uncertainty, the risks described in the section entitled “Item 1A. Risk Factors” and other risks described throughout this Annual Report.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenue:
Product sales	$493	$625	$(132)
Fee revenue	-	9	(9)
License revenue	29	27	2
Total operating revenue	522	661	(139)
Cost of sales:
Cost of product sales	298	388	(90)
Gross profit	224	273	(49)
Operating expenses:
Research and development	5,990	4,582	1,408
Selling, general and administrative	12,176	9,714	2,462
Amortization expense	200	363	(163)
Total operating expenses	18,366	14,659	3,707
Operating loss	(18,142)	(14,386)	(3,756)
Other income:
Other income	-	63	(63)
Change in fair value of derivative financial instruments	-	4	(4)
Foreign exchange gain	10	189	(179)
Total other income	10	256	(246)
Net loss	$(18,132)	$(14,130)	$(4,002)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

For the year ended December 31, 2021, we recognized revenue of $0.5 million, of which $0.5 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $29 thousand was generated from license fee revenue related to our co-promotion agreement with HTC. For the year ended December 31, 2020, we recognized revenue of $0.7 million, of which $0.6 million was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and $27 thousand was generated from license fee revenue related to our co-promotion agreement with HTC. The decrease year-over-year in revenue generated through product sales of our PoNS device in Canada is the result of the adverse impact of the COVID-19 pandemic on our product sales beginning in March 2020 as well as the impact of price changes focused on reducing the need for clinics and patients to pay large, upfront costs at the start of treatment.

Cost of Sales

For the year ended December 31, 2021, we incurred $0.3 million in cost of sales, compared to $0.4 million for the year ended December 31, 2020, a decrease of approximately $0.1 million. The decrease is attributable to a decrease in sales during 2021 compared to 2020 combined with an inventory reserve of $0.2 million recorded in 2020, partially offset by an increase in overhead costs including wages and salaries of employees involved in the management of the supply chain.

Research and Development Expenses

Research and development, or R&D, expenses were $6.0 million for the year ended December 31, 2021, compared to $4.6 million for the year ended December 31, 2020, an increase of approximately $1.4 million. The increase was primarily driven by a $0.8 million increase in product development expenses, a $0.5 million increase in professional expenses and a $0.5 million increase in clinical trial expenses.  These increases were partially offset by a $0.2 million decrease in stock-based compensation expense and a $0.2 million decrease in legal expenses compared to those incurred during 2020 as a result of the submission of our request to the FDA for de novo classification and clearance of the PoNS device for the treatment of gait deficit due to symptoms from MS.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were $12.2 million for the year ended December 31, 2021, compared to $9.7 million for the year ended December 31, 2020, an increase of $2.5 million. The increase was primarily due to a $1.9 million increase in our stock-based compensation expense and a $0.8 million increase in wages and salaries, both resulting primarily from the addition of key management and sales executives in the second and third quarters of 2021 preparing for the commercial launch of PoNS in the U.S. Approximately $1.0 million of the stock-based compensation expense during the year ended December 31, 2021 related to the June 2021 one-time fully vested stock option grant to our then Interim President and Chief Executive Office in recognition of his service since August 2020 and election to take no additional compensation and continue to be compensated as a non-employee director of the Company while serving in that capacity. These increases were partially offset by a $0.3 million decrease in other operating expenses primarily as the result of the $0.2 million impairment of customer relationship intangible assets in the first quarter of 2020 and a $0.1 million loss as the result of the disposal of furniture and fixtures and leasehold improvements in the second quarter of 2020.

Amortization Expense

Amortization expense was $0.2 million for the year ended December 31, 2021, compared to $0.4 million for the year ended December 31, 2020, a decrease of $0.2 million. The decrease is primarily the result of the customer relationships intangible asset becoming fully amortized during the first quarter of 2021.

Change in Fair Value of Derivative Financial Instruments

There was no change in fair value of derivative financial instruments for the year ended December 31, 2021 because the warrants that qualified as derivatives required to be accounted for in accordance with ASC 815 (requiring the re-measurement of fair value at each balance sheet date) expired in April 2021 and had been valueless during the period. This compared to a gain of $4 thousand for the year ended December 31, 2020.

The change in fair value of our derivative financial instruments for the year ended December 31, 2020 was primarily attributable the change in our stock price, volatility and the number of derivative financial instruments being measured during the period (see Note 3 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K). The change in the fair value of derivative financial instruments is a non-cash item.

Foreign Exchange Gain

Foreign exchange gain was $10 thousand for the year ended December 31, 2021, compared to a gain of $189 thousand for the year ended December 31, 2020. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

 Liquidity and Capital Resources

We currently have limited working capital and liquid assets. The following table summarizes our cash and working capital (which we define as current assets less current liabilities excluding derivative financial instruments) as of December 31, 2021 and 2020 (amounts in thousands):

	As of December 31,
	2021	2020
Cash	$11,005	$3,331
Working capital	$9,941	$2,261

From our inception through December 31, 2021, we have generated approximately $2.6 million in revenue from the commercial sale of products or services. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stock and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the successful commercialization of PoNS Therapy in the U.S.

To date, our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of options and warrants. From June 2014 through December 31, 2021, we raised approximately $130.6 million in gross proceeds from various public and private offerings of our securities as well as the exercise of options and warrants, including during 2021, $21.3 million in aggregate net proceeds from two public offerings, the exercise of options and warrants and the use of the Lincoln Park Purchase Agreement.

In January 2021, 81,633 warrants issued in conjunction with the March 2020 registered direct offering were exercised at an exercise price of $16.10 for proceeds of $1.3 million.

On February 1, 2021, in an underwritten public offering (the “February 2021 Offering”), we issued 744,936 shares of common stock and warrants to purchase up to an aggregate of 372,468 shares of common stock at a purchase price of $14.82 per unit, consisting of one share and a warrant to purchase 0.50 shares of common stock. The warrants have an initial exercise price of $16.302 per share and are exercisable for five years from the date of issuance. We also issued warrants to the underwriter to purchase 25,910 shares of common stock, with an exercise price of $18.525 per share. Net proceeds from the February 2021 Offering after underwriter’s discounts and commissions and offering expenses paid by us were approximately $9.6 million. Affiliates of one of our officers and directors participated in the February 2021 Offering on the same terms and conditions as all other purchasers. During the second quarter of 2021, 262 warrants had been exercised for proceeds of $4 thousand.

During the second quarter of 2021, employees exercised 214 stock options for proceeds of $2 thousand.

On September 1, 2021, we entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with Lincoln Park, pursuant to which, under the terms and subject to the conditions of the LPC Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $15.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing September 15, 2021, subject to satisfaction of certain conditions.

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

As part of the LPC Purchase Agreement, we issued 31,958 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the LPC Purchase Agreement. During the year ended December 31, 2021, we issued 40,000 shares, excluding the 31,958 shares issued as the commitment fee, under the LPC Purchase Agreement for net proceeds of approximately $0.6 million.

In November 2021, in an underwritten public offering (the “November 2021 Offering”), we issued 1,385,031 shares of common stock at a purchase price of $8.00 per share. Net proceeds from the November 2021 Offering after underwriter’s discounts and commissions and offering expenses paid by us were approximately $9.9 million. Affiliates of one of our officers and directors participated in the November 2021 Offering on the same terms and conditions as all other purchasers.

Statements of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash used in operating activities	$(13,388)	$(11,738)	$(1,650)
Net cash used in investing activities	(56)	(9)	(47)
Net cash provided by financing activities	21,126	9,638	11,488
Effect of foreign exchange rate changes on cash	(8)	(19)	11
Net increase (decrease) in cash	$7,674	$(2,128)	$9,802

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $13.4 million.  This was comprised primarily of a net loss of $18.1 million, partially offset by $127 thousand net cash provided by operating activities resulting from changes in operating assets and liabilities, certain adjustments for non-cash items comprised primarily of stock-based compensation expense of $4.3 million and depreciation and amortization of $0.3 million.

Net cash used in operating activities for the year ended December 31, 2020 was $11.7 million. This was comprised primarily of a net loss of $14.1 million, unrealized foreign exchange gains of $0.2 million, gain on lease modification of $0.1 million and $1.2 million net cash used resulting from changes in operating assets and liabilities, partially offset by certain adjustments for non-cash items comprised of stock-based compensation expense of $2.5 million, depreciation and amortization of $0.5 million, non-cash lease expense of $0.2 million, provision for inventory reserve of $0.2 million, impairment loss on intangible assets of $0.2 million (related to the customer relationships from the Heuro acquisition), provision for doubtful accounts of $0.1 million, and loss on disposal of office furniture and leasehold improvements of $0.1 million.

Net Cash used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was nominal and primarily related to the purchase of equipment and computer software and hardware.

Net cash used in investing activities for the year ended December 31, 2020 was nominal, with $63 thousand for the purchase of equipment and $7 thousand for internally developed software, offset by $61 thousand in proceeds received from the sale of office furniture.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $21.1 million, which was primarily comprised of $11.1 million in gross proceeds received from the November 2021 Offering, $11.0 million in gross proceeds received from the February 2021 Offering, $1.3 million in proceeds from the exercise of warrants and $0.6 million in gross proceeds from the sale of common stock pursuant to the LPC Purchase Agreement. These proceeds were partially offset by $2.9 million in issuance costs primarily related to the aforementioned offerings.

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

Cash Requirements

Funding Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $18.1 million and $14.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $137.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We intend to use our available capital resources primarily to expand our U.S.

commercialization efforts; fund manufacturing activities for the PoNS device; conduct clinical trials; and for working capital and general corporate purposes.

We believe that our existing capital resources will be sufficient to fund our operations into the third quarter of 2022, but we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. We will need additional funding for our planned clinical trial for stroke. The amount required to fund operations thereafter will depend on various factors, including timing of approval of clinical trials, duration and result of clinical trials and other factors that affect the cost of the clinical trial, manufacturing costs of product, development of our product for new indications and demand for our authorized products in the market.

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

Contractual and Other Obligations

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments.

Lease Commitments

Our cash requirements greater than twelve months from various contractual obligations and commitments include operating lease liabilities. Our lease commitments reflect payments due for our lease arrangement for office space at our head office located in Newtown, Pennsylvania. As of December 31, 2021, our contractual commitment for our lease was $0.1 million. The amount of lease commitments reflects payments due for the new lease in Newtown, Pennsylvania that had not commenced under ASC Topic 842, Leases, as of December 31, 2021, and as a result, these leases are not reflected within our consolidated balance sheets. The new lease commenced on January 1, 2022 and is contracted to terminate on March 31, 2025. Refer to Note 7 in the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this Annual Report on Form 10-K for further detail of our lease obligations and the timing of expected future payments.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, testing and manufacturing, and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been separately included within these contractual and other obligations disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which amends the effective date of ASU 2016-13. Public business entities meeting the definition of an SEC filer, excluding entities eligible to be a Small Reporting Company (“SRC”) as defined by the SEC, are required to adopt the standard for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  All other entities are required to adopt the standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  We meet the definition of an SRC and therefore the standard will not be effective until the beginning of 2023.  We are evaluating the effect that ASU 2016-13 will have on its consolidated financial statements.

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

In August 2020, FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The guidance is to be applied using either a full retrospective or modified retrospective method. In applying the full retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. In applying the modified retrospective method, the cumulative effect of the accounting change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. We early adopted ASU 2020-06 effective January 1, 2021 under the modified retrospective approach. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

We monitor our internal control over financial reporting on a continuous basis. There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Proposal 1 - Election of Directors," "Executive Officers", and “Delinquent Section 16(a) Reports”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Information Regarding the Board of Directors and Corporate Governance - Independence of the Board of Directors."

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption "Proposal 2 - Ratification of Independent Registered Public Accounting Firm."

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

3.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)

3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)

3.4	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed October 26, 2020)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed January 20, 2021)
4.3	Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed January 20, 2021)

4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Form 10-K filed March 10, 2021)

4.5

Warrant Agency Agreement dated as of February 1, 2021 by and between Helius Medical Technologies, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed February 1, 2021)

10.1

License Agreement between Advanced NeuroRehabilitation, LLC and Yuri Danilov, Mitchell Tyler, Kurt Kaczmarek and John Klus, dated June 29, 2011 (incorporated by reference to Exhibit 10.8 to the Amendment to Form S-1 filed with the SEC on September 23, 2014)

10.2

Amended and Restated Patent Sub-License Agreement between Advanced NeuroRehabilitation, LLC and Helius Medical, Inc, having an effective date of January 22, 2013 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on July 14, 2014)

10.3

Second Amended and Restated Patent Sub-License Agreement between Advanced NeuroRehabilitation, LLC and Helius Medical, Inc, dated June 6, 2014, but having an effective date of January 22, 2013 (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on July 14, 2014)

10.4

Design and Manufacturing Consultant Agreement between Helius Medical, Inc and Clinvue, LLC, dated January 30, 2013 (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on July 14, 2014)

10.5

Commercial Development-to-Supply Program between Helius Medical, Inc and Ximedica, dated October 25, 2013 (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on July 14, 2014)

10.6‡	Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 9, 2015 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on October 16, 2015)

10.6.1

Amendment to Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 2, 2017)

10.6.2

Supplemental Agreement to Asset Purchase Agreement dated October 9, 2015, between Helius Medical, Inc. and A&B (HK) Company Limited, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed March 14, 2019)

10.7†	Amended and Restated June 2014 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed with the SEC on November 9, 2017)

Exhibit Number	Exhibit
10.7.1†	2014 Stock Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.23.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.8†	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.8.1†	Amendment Number 1 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)

10.8.2†	Amendment Number 2 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.8.3†	2016 Omnibus Incentive Plan Form of U.S. Option Grant Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.8.4†	2016 Omnibus Incentive Plan Form of Canada Option Grant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)

10.9†	2018 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 8, 2018)

10.9.1†	2018 Omnibus Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed November 8, 2018)

10.9.2†	2018 Omnibus Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed November 8, 2018)

10.9.3†	2018 Omnibus Incentive Plan Form of Option Grant Agreement – 2020 Retention Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2020)

10.9.4†	2018 Omnibus Incentive Plan Form of Stock Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2021)

10.9.5†	Amendment to the Helius Medical Technologies, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 27, 2021)

10.9.6†

2018 Omnibus Incentive Plan Form of Option Grant Agreement – Initial Grants to Dane C. Andreeff and Jeffrey S. Mathiesen (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 15, 2021)

10.10†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Form 10-K filed March 10, 2021)

10.11	Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on May 17, 2021)

10.12†	Employment Agreement between Helius Medical Technologies, Inc. and Dane C. Andreeff, dated June 14, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2021)

10.13†	Employment Agreement between Helius Medical Technologies, Inc. and Jeffrey S. Mathiesen, dated June 14, 2021 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 15, 2021)

10.14†	Helius Medical Technologies, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.6 to the Form S-8 filed July 7, 2021)

10.14.1†

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Helius Medical Technologies, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.5 to the Form S-8 filed July 7, 2021)

10.15†

Separation and Release Agreement between Helius Medical Technologies, Inc. and Joyce LaViscount, dated August 17, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 19, 2021)

10.16

Purchase Agreement between Helius Medical Technologies, Inc. and Lincoln Park Capital Fund, LLC dated September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 2, 2021)

10.17

Registration Rights Agreement between Helius Medical Technologies, Inc. and Lincoln Park Capital Fund, LLC, dated September 1, 2021 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 2, 2021)

10.18†	Employment Agreement between Helius Medical Technologies, Inc. and Antonella Favit-Van Pelt, dated July 7, 2021 (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on September 3, 2021)

Exhibit Number	Exhibit

10.19†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2022)

10.19.1†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 18, 2022)

21.1*	Subsidiaries of Helius Medical Technologies, Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

ITEM 16.	FORM 10-K SUMMARY

None

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Helius Medical Technologies, Inc.

Newtown, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Helius Medical Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial net losses since its inception, has an accumulated deficit of $137.0 million as of December 31, 2021 and the Company expects to incur further net losses in the development of its business. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Warrants Issued as part of Equity Offering

As described in Note 3 to the consolidated financial statements, the Company closed on a public offering in February 2021 that included the issuance of common stock and warrants to purchase common stock. The warrants were evaluated for proper classification on the balance sheet and it was determined that the warrants issued in this equity offering should be classified within stockholders’ equity.

We identified the accounting for warrants issued as part of this equity offering as a critical audit matter. Our principal considerations included the existence of subjective judgments related to certain provisions of the warrant agreement in connection with the determination of the classification of the warrants, including provisions related to market volatility, charges of transfer taxes and fees and partial cash settlement under certain circumstances. Auditing these elements required especially challenging auditor judgment and significant audit effort, including the need for specialized knowledge and skill in assessing these elements of the agreement.

The primary procedures we performed to address this critical audit matter included:

•	Reading the agreement related to the warrants issued along with management’s technical accounting memo to understand the facts and circumstances within the warrant agreement.
•

Utilizing personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply relevant accounting guidance for the classification of the warrants issued, including evaluating the terms associated with market volatility, charges of transfer taxes and fees and partial cash settlement under certain circumstances.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Philadelphia, Pennsylvania

March 14, 2022

Helius Medical Technologies, Inc.

Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash	$11,005	$3,331
Accounts receivable, net	66	74
Other receivables	185	156
Inventory, net	476	389
Prepaid expenses	862	735
Total current assets	12,594	4,685
Property and equipment, net	409	486
Other assets
Goodwill	763	759
Intangible assets, net	333	527
Operating lease right-of-use asset, net	3	90
Total other assets	1,099	1,376
TOTAL ASSETS	$14,102	$6,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,069	$747
Accrued liabilities	1,433	1,337
Operating lease liability	3	59
Deferred revenue	148	281
Total current liabilities	2,653	2,424
Non-current liabilities
Operating lease liability	—	32
Deferred revenue	193	220
TOTAL LIABILITIES	2,846	2,676
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A Common stock, $0.001 par value; 150,000,000 shares authorized; 3,780,674 and 1,484,362 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	149,412	123,872
Accumulated deficit	(137,035)	(118,903)
Accumulated other comprehensive loss	(1,125)	(1,099)
TOTAL STOCKHOLDERS’ EQUITY	11,256	3,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,102	$6,547

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Except for share data, amounts in thousands)

	Year Ended December 31,
	2021	2020

Revenue:
Product sales	$493	$625
Fee revenue	—	9
License revenue	29	27
Total operating revenue	522	661
Cost of sales:
Cost of product sales	298	388
Gross profit	224	273
Operating expenses:
Research and development	5,990	4,582
Selling, general and administrative	12,176	9,714
Amortization expense	200	363
Total operating expenses	18,366	14,659
Operating loss	(18,142)	(14,386)
Other income:
Other income	—	63
Change in fair value of derivative financial instruments	—	4
Foreign exchange gain	10	189
Total other income	10	256
Net loss	(18,132)	(14,130)
Other comprehensive loss:
Foreign currency translation adjustments	(26)	(197)
Comprehensive loss	$(18,158)	$(14,327)
Net loss per share
Basic	$(7.38)	$(11.80)
Diluted	$(7.38)	$(11.80)
Weighted average shares outstanding
Basic	2,456,782	1,197,774
Diluted	2,456,782	1,197,774

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(Except for share data, amounts in thousands)

			Additional		Accumulated Other
	Common Stock, $0.001 par value		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2019	877,672	1	$111,509	$(104,773)	$(902)	$5,835
Proceeds from the issuance of common stock from At-the-Market program	232,526	—	5,043	—	—	5,043
Proceeds from issuance of common stock from the March 2020 Offering	178,776	—	1,348	—	—	1,348
Warrant issuance from the March 2020 Offering	—	—	842	—	—	842
Proceeds from issuance of common stock from the October 2020 Private Placement	187,646	—	2,791	—	—	2,791
Warrant issuance from the October 2020 Private Placement	—	—	629	—	—	629
Share issuance costs	—	—	(819)	—	—	(819)
Settlement of restricted stock units	7,792	—	—	—	—	—
Reverse stock split round down	(50)	—	—	—	—	—
Stock-based compensation	—	—	2,529	—	—	2,529
Foreign currency translation adjustments	—	—	—	—	(197)	(197)
Net loss	—	—	—	(14,130)	—	(14,130)
Balance as of December 31, 2020	1,484,362	$1	$123,872	$(118,903)	$(1,099)	$3,871

			Additional		Accumulated Other
	Common Stock, $0.001 par value		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2020	1,484,362	$1	$123,872	$(118,903)	$(1,099)	$3,871
Proceeds from the issuance of common stock from the February 2021 Offering	744,936	1	8,398	—	—	8,399
Warrant issuance from the February 2021 Offering	—	—	2,638	—	—	2,638
Proceeds from issuance of common stock pursuant to the LPC Purchase Agreement	40,000	—	577	—	—	577
Proceeds from issuance of common stock from the November 2021 Offering	1,385,031	2	11,079	—	—	11,081
Share issuance costs	31,958	—	(2,744)	—	—	(2,744)
Proceeds from the exercise of warrants	81,895	—	1,318	—	—	1,318
Proceeds from the exercise of stock options	214	—	2	—	—	2
Settlement of restricted stock units	5,012	—	—	—	—	—
Issuance of shares to a consultant for services	1,929	—	20	—	—	20
Stock-based compensation	5,337	—	4,252	—	—	4,252
Foreign currency translation adjustments	—	—	—	—	(26)	(26)
Net loss	—	—	—	(18,132)	—	(18,132)
Balance as of December 31, 2021	3,780,674	$4	$149,412	$(137,035)	$(1,125)	$11,256

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(18,132)	$(14,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative financial instruments	—	(4)
Stock-based compensation expense	4,252	2,529
Common shares issued to a consultant for services	20	—
Unrealized foreign exchange gain	(25)	(182)
Depreciation expense	112	119
Amortization expense	200	363
(Recovery of) provision for doubtful accounts	(22)	140
Provision for inventory reserve	—	205
Non-cash lease expense	62	225
Intangible asset impairment	—	184
Loss from disposal of property and equipment	18	110
Gain on lease modification	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	30	(4)
Other receivables	(29)	226
Inventory	(87)	4
Prepaid expenses	(127)	(125)
Operating lease liability	(63)	(253)
Account payable	369	(635)
Accrued liabilities	194	(280)
Deferred revenue	(160)	(174)
Net cash used in operating activities	(13,388)	(11,738)
Cash flows from investing activities
Purchase of property and equipment	(54)	(63)
Proceeds from sale of property and equipment	—	61
Internally developed software	(2)	(7)
Net cash used in investing activities	(56)	(9)
Cash flows from financing activities
Proceeds from the issuances of common stock and warrants	22,695	10,653
Share issuance costs	(2,889)	(1,015)
Proceeds from the exercise of stock options and warrants	1,320	—
Proceeds from Paycheck Protection Program Loan	—	323
Repayment of Paycheck Protection Program Loan	—	(323)
Net cash provided by financing activities	21,126	9,638
Effect of foreign exchange rate changes on cash	(8)	(19)
Net increase (decrease) in cash	7,674	(2,128)
Cash at beginning of year	3,331	5,459
Cash at end of year	$11,005	$3,331
Supplemental disclosure of non-cash cash activities
Cash paid for interest	$—	$—
Cash paid for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities
Non-cash share issuance costs	$476	$—
Share issuance costs included in accounts payable and accrued liabilities	17	$162

(The accompanying notes are an integral part of these consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”), is a neurotech company focused on neurological wellness. The Company’s purpose is to develop, license or acquire unique and non-implanted technologies targeted at reducing symptoms of neurological disease or trauma.

The Company’s product, known as the Portable Neuromodulation Stimulator (“PoNS®”), is an innovative non-surgical medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and is indicated for use in the U.S. as a short term treatment of gait deficit due to mild-to-moderate symptoms from multiple sclerosis (“MS”), and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. The Company is currently accepting prescriptions for PoNS in the U.S., and expects the first commercial sales to occur in the near term. PoNS is authorized for sale in Canada for two indications: (i) PoNS is authorized as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with physical therapy (“PoNS TherapyTM”); and (ii) PoNS is authorized for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia. The Company is working to establish a distribution partner for Australia but currently does not expect to have commercial sales of PoNS in Australia in 2022.

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

The Company’s Class A common stock, par value $0.001 per share (“common stock”) is listed on the Nasdaq Capital Market (“Nasdaq”). The common stock began trading on the Canadian Securities Exchange on June 23, 2014, under the ticker symbol “HSM” and the trading was subsequently transferred to the Toronto Stock Exchange (the “TSX”) on April 18, 2016. The Company voluntarily delisted from the TSX effective as of the close of trading on September 9, 2021. On April 11, 2018, the common stock began trading on Nasdaq under the ticker symbol “HSDT” after having traded on the OTCQB in the United States under the ticker symbol “HSDT” since February 10, 2015.

Reverse Stock Split

Effective after the close of business on December 31, 2020, the Company completed a 1-for-35 reverse stock split of its common stock. All share and per share amounts in this Annual Report have been reflected on a post-split basis.

Going Concern Uncertainty

As of December 31, 2021, the Company had cash of $11.0 million. For the year ended December 31, 2021, the Company incurred a net loss of $18.1 million and, as of December 31, 2021, its accumulated deficit was $137.0 million. For the year ended December 31, 2021, the Company had $0.5 million of revenue from the commercial sale of products or services. The Company expects to continue to incur operating losses and net cash outflows until it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company intends to fund ongoing activities by utilizing its current cash on hand, cash received from the sale of its PoNS device in Canada and the U.S. and by raising additional capital through equity or debt financings as well as by using its equity line facility entered into on September 1, 2021 with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which is subject to certain limitations and conditions. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

Risks and Uncertainties

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which has spread throughout the U.S. and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS Authorized clinic locations across Canada. While all clinics have re-opened, as of December 31, 2021, they were all operating at reduced capacity, and patients have been and may continue to be less willing to return to these clinics, impacting our commercial activities and our customer engagement efforts. In addition, the resurgence of COVID-19 cases across Canada in the fourth quarter of 2020 and first half of 2021 led to further restrictions on clinic activities. However, the rate of vaccination increased throughout all provinces throughout 2021 facilitating the lifting of some of the previously imposed restrictions. Moreover, the Company’s ability to conduct its ongoing clinical experience programs and clinical trials has been and may be impaired due to trial participants’ attendance being adversely affected by COVID-19. In addition, the COVID-19 pandemic has and may continue to cause delays in the Company’s suppliers’ ability to ship materials that the Company relies upon as well as manufacturing delays as the result of labor shortages. Two of the Company’s suppliers experienced significant labor shortages as a result of COVID-19 from the end of November 2021 through early January 2022 which reduced the available resources needed to build and test product resulting in production delays of the PoNS devices. Disruptions in business or governmental operations due to COVID-19 may delay the timing for the submission and approval of the Company’s marketing applications with regulatory agencies. Further, the economic impact of the COVID-19 pandemic could affect the Company’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue its operations.

The extent to which the COVID-19 pandemic will continue to impact the Company’s business, including its U.S. commercial launch and sales in Canada, as well as the Company’s results of operations and its financial condition will depend on future developments, which are highly uncertain and cannot be predicted. The Company does not yet know the full extent of the impact of COVID-19 on its future business, operations or the global economy as a whole.
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

Concentrations of Credit Risk

The Company is subject to credit risk with respect to its cash. Amounts invested in such instruments are limited by credit rating, maturity, industry group, investment type and issuer. The Company maintains cash in excess of federally insured limits in certain banks. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash. The Company seeks to maintain safety and preservation of principal and diversification of risk, liquidity of investments sufficient to meet cash flow requirements and a competitive after-tax rate of return.

Receivables

Accounts receivables are stated at their net realizable value. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, its customers’ financial strength, and payment history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the allowance requires judgment by Company management. As of December 31, 2021, the Company’s accounts receivable of $0.1 million, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales. As of December 31, 2020, the Company’s accounts receivable of $0.1 million, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales.

Other receivables included Goods and Services Tax (“GST”), Quebec Sales Tax (“QST”) refunds related to the Company’s Canadian expenditures of $0.2 million, and refunds from research and development (“R&D”) tax credits of $1 thousand as of December 31, 2021. Other receivables included and GST and QST refunds related to the Company’s Canadian expenditures of $0.1 million refunds, from rent deposits of $18 thousand and receivable from R&D tax credits of $1 thousand as of December 31, 2020.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. The Company calculates provisions for excess inventory based on inventory on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves. No inventory markdowns to net realizable value were recorded during the year ended December 31, 2021. Inventory markdowns to net realizable value of $205 thousand were recorded during the year ended December 31, 2020.

As of December 31, 2021 and 2020, inventory consisted of the following (amounts in thousands):

	As of	As of
	December 31, 2021	December 31, 2020
Raw materials	$171	$160
Work-in-process	528	440
Finished goods	32	44
Inventory	$731	$644
Inventory reserve	(255)	(255)
Total inventory, net of reserve	$476	$389

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

The following tables summarizes the Company’s property and equipment as of December 31, 2021 and 2020 (amounts in thousands):

	As of December 31,
	2021	2020
Leasehold improvement	$—	$64
Furniture and fixtures	65	93
Equipment	373	335
Computer hardware and software	212	197
Property and equipment	650	689
Less accumulated depreciation	(241)	(203)
Property and equipment, net	$409	$486

Depreciation expense was $112 thousand and $119 thousand for the years ended December 31, 2021 and 2020, respectively.

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

During the fourth quarter of 2021, the Company abandoned leasehold improvements with a net book value of $7 thousand and wrote down furniture and fixtures with a net book value of $17 thousand to $6 thousand. The loss on the disposal of the leasehold improvements and furniture and fixtures of $18 thousand was recorded as selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of the Company’s goodwill as of December 31, 2021 is the result of the acquisition of Heuro in October 2019. Goodwill is not amortized, but rather is tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tests goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

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

The Company’s methodology for estimating the fair value of our reporting unit, if required, utilizes the income approach. The income approach is based on the Discounted Cash Flow (“DCF”) method, which is based on the present value of future cash flows. The principal assumptions utilized in the DCF methodology include long-term growth rates, operating margins, discount rates and future economic and market conditions. There can be no assurance that the Company’s estimates and assumptions regarding forecasted cash flow, long-term growth rates and operating margins made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future.

The COVID-19 pandemic and its continuing impact was considered a triggering event for testing whether goodwill is impaired throughout 2020 and the first half of 2021. The Company performed quantitative assessments at each quarter end in 2020 and at March 31, 2021 and June 30, 2021. As a result of these assessments, the Company determined that the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit. Therefore, the Company concluded that goodwill was not impaired as of any of the aforementioned periods. The Company will continue to monitor the impacts of the COVID-19 pandemic in future periods.

The Company performed a qualitative assessment for its annual impairment analysis as of October 1, 2021. Qualitative factors included in the assessment included, but were not limited to, economic conditions, industry and market conditions, cost factors, overall financial performance of the reporting unit and reporting unit specific events.  Based on that assessment, the Company determined that it was not “more likely than not” that the fair value of its reporting unit was less than its carrying amount and therefore goodwill was not impaired.

The following is a summary of the activity for the years ended December 31, 2021 and December 31, 2020 for goodwill:

Carrying amount at December 31, 2019	$1,242
Business acquisition fair value allocation adjustment	(503)
Foreign currency translation	20
Carrying amount at December 31, 2020	$759
Foreign currency translation	4
Carrying amount at December 31, 2021	$763

Definite-lived intangibles consist principally of acquired customer relationships, proprietary software and reacquired rights as well as internally developed software. All are amortized straight-line over their estimated useful lives. Amortization expense related to intangible assets was $0.2 million and $0.4 million during the year ended December 31, 2021 and the year ended December 31, 2020, respectively. During the year ended December 31, 2020, the Company incurred an intangible asset impairment loss of $0.2 million related to the customer relationships, all of which was incurred during the first quarter of 2020, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

Intangible assets as of December 31, 2021 and December 31, 2020 consist of the following:

		As of December 31, 2021			As of December 31, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer relationships (1)	1.25 years	$—	$—	$-	$237	$(228)	$9
Acquired proprietary software	5 years	151	(66)	85	150	(35)	115
Reacquired rights	3.87 years	505	(283)	222	503	(152)	351
Internally developed software	3 years	84	(58)	26	82	(30)	52
Total intangible assets		$740	$(407)	$333	$972	$(445)	$527

(1)During the year ended December 31, 2021, the Company wrote off $0.2 million of fully amortized customer relationships, all of which occurred during the first quarter of 2021.

Amortization expense is anticipated to be as follows in future years:

For the Year Ending December 31,
2022	$185
2023	123
2024	25
$333

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

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases. The Company does not record an operating lease ROU asset and corresponding lease liability for leases with an expected term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. As of December 31, 2021 and 2020, the Company had only one operating lease, which was for its headquarters office in Newtown, Pennsylvania. As of December 31, 2021, the Company modified the existing lease arrangement and in November 2021 entered into a new lease with an initial term commencing January 1, 2022. As the new Lease Agreement is not effective until January 1, 2022, there is no impact to the Company’s financial statements as of December 31, 2021. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangement does not have lease and non-lease components which are to be accounted for separately (see Note 7).

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

In accordance with ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), stock-based payments to non-employees are measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards is recognized over the requisite service period following the measurement of the fair value on the grant date.

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

Product Sales

Product sales were derived from the sale of the PoNS to clinics in Canada. According to the supply agreement with each of these clinics, the Company’s performance obligation was met when it delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. The Company’s payment terms are defined within each customer’s supply agreement and are all 30 days or less. For the year ended December 31, 2020, the Company recorded $0.6 million in product sales. As of December 31, 2020, the control of 21 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.6 million in product sales for the year ended December 31, 2020. For the year ended December 31, 2021, the Company recorded $0.5 million in product sales. During the year ended December 31, 2021, control of 18 of the 55 PoNS devices included as consideration in the Heuro acquisition had been transferred resulting in revenue of $0.1 million being recognized which is included in the aforementioned $0.5 million in product sales for the year ended December 31, 2021. The fair value of the remaining 16 devices is recorded as deferred revenue of $0.1 million on the consolidated balance sheet. The returns during 2021 were the result of warranty returns for defective products. These returns were insignificant during the year and any future replacements are expected to be insignificant.

Fee Revenue

During the first half of 2020, the Company earned fee revenue of $9 thousand for engaging new neuroplasticity clinics to provide the PoNS Therapy, before terminating these agreements in the second quarter of 2020.

License Revenue

In connection with the Heuro acquisition, the Company entered into a Clinical Research and Co-Promotion Agreement with HTC (the “Co-Promotion Agreement”). Under the Co-Promotion Agreement, subject to certain terms and conditions, the Company granted to HTC the exclusive right to provide the PoNS Therapy in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from the Company and on terms no less favorable than the then-current standard terms and conditions. The Co-Promotion Agreement had a fair value of CAD$360 thousand at the time of acquisition and a ten-year term. License revenue has been recognized ratably over the ten-year term as the performance obligation is met. During the year ended December 31, 2020, the Company recognized revenues of $27 thousand in license fees associated with the Co-Promotion Agreement. For the year ended December 31, 2021, the Company recognized revenues of $29 thousand in license fees associated with the Co-Promotion Agreement. Revenue not yet recognized of $0.2 million is recorded as deferred revenue on the consolidated balance sheet as of December 31, 2021.

As of December 31, 2021, the Company had recorded $0.1 million in current receivables, net and had no contract assets or liabilities on its consolidated balance sheets related to the supply agreements with each clinic. As of December 31, 2020, the Company has recorded $0.1 million in current receivables, net and had no contract assets or liabilities on its consolidated balance sheets related to the supply agreements with each clinic.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company’s accounting for income taxes.

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

Derivative Financial Instruments

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company’s derivative financial instruments accounted for in accordance with ASC 815 were comprised of warrants issued in connection with public securities offerings. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity (see Note 3).

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

The last of the warrants accounted for in accordance with ASC 815 expired in April 2021, and as such, as of December 31, 2021, the Company does not hold any derivative financial instruments accounted for in accordance with ASC 815.

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

The Company’s financial instruments recorded in its consolidated balance sheets consist primarily of cash, accounts receivable, other current receivables, operating lease ROU asset, accounts payable, accrued liabilities, operating lease liability and derivative financial instruments. The book values of these instruments, with the exception of derivative financial instruments, non-current lease liability, and operating lease ROU asset, approximate their fair values due to the immediate or short-term nature of these instruments.

The Company’s derivative financial instruments are classified as Level 3 within the fair value hierarchy and are required to be recorded at fair value on a recurring basis. Unobservable inputs used in the valuation of these financial instruments include volatility of the underlying share price and the expected term. See Note 3 for the inputs used in the Black-Scholes option-pricing model as of December 31, 2020 and the roll forward of the derivative financial instruments. The Company’s derivative financial instruments are comprised of warrants which are classified as liabilities. The fair value of the derivative financial instruments as of December 31, 2020 was zero. The warrants classified as liabilities expired in April 2021 and as such, as of December 31, 2021, the Company does not hold any derivative financial instruments accounted for in accordance with ASC 815.

There were no transfers between any of the levels during the years ended December 31, 2021 and 2020.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Due to the COVID-19 pandemic and the related risks and uncertainties, the Company’s customer relationship intangible asset incurred an impairment loss during the year ended December 31, 2020 of $0.2 million, all of which was recorded during the first quarter of 2020, and had a remaining net book value of $9 thousand as of December 31, 2020.  The fair value of this intangible asset was determined based on Level 3 measurements within the fair value hierarchy. Inputs to these fair value measurements included estimates of the amount and timing of the asset’s net future discounted cash flows based on historical data, current trends and market conditions. As of December 31, 2021, the Company’s customer relationship intangible asset had been fully amortized and written off.

Basic and Diluted Net Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands, except for share and per share amounts):

	For the Year Ended December 31,
	2021	2020
Basic and Diluted
Numerator
Net loss	$(18,132)	$(14,130)
Denominator
Weighted-average shares of common stock outstanding - basic and diluted	2,456,782	1,197,774
Basic and diluted net loss per share	$(7.38)	$(11.80)

 No incremental common stock equivalents, consisting of outstanding stock options, warrants and restricted stock units, were included in calculating diluted loss per share because such inclusion would be anti-dilutive given the net loss reported for the years ended December 31, 2021 and 2020. Dilutive common stock equivalents excluded from the computation of diluted weighted average shares outstanding were 1,265,400 and 455,631 for the years ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which amends the effective date of ASU 2016-13. Public business entities meeting the definition of an SEC filer, excluding entities eligible to be a Smaller Reporting Company (“SRC”) as defined by the SEC, are required to adopt the standard for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  All other entities are required to adopt the standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company meets the definition of an SRC and therefore the standard will not be effective until the beginning of 2023.  The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements.

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

No dividends have been declared since inception of the Company through December 31, 2021. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

April 2018 Offering

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

Each warrant issued in connection with the April 2018 Offering entitles the holder to acquire one additional share of common stock at an exercise price of CAD$428.75 per share on or before April 10, 2021. Pursuant to the guidance of ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the April 2018 Offering should be accounted for as liabilities as the ability to maintain an effective registration is outside of the Company’s control and that it may be required to settle the exercise of the warrants in cash and because the exercise prices of these warrants are in a currency other than the Company’s functional currency. Consequently, the Company determined the fair value of each warrant issuance using the Black-Scholes option-pricing model, with the remainder of the proceeds allocated to the shares of common stock. As of December 31, 2021, 2,025 warrants had been exercised, all during 2018, for gross proceeds of CAD$0.9 million. The remaining 68,351 warrants expired in April 2021.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the April 2018 Offering using the Black-Scholes option pricing model as of the date of the initial closing of the offering and the date of the closing of the over-allotment option.

	April 24, 2018	April 13, 2018
Stock price	CAD $376.60	CAD $344.75
Exercise price	CAD $428.75	CAD $428.75
Warrant term	3.00 years	3.00 years
Expected volatility	64.49%	64.20%
Risk-free interest rate	2.02%	1.99%
Dividend rate	0.00%	0.00%

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

Each warrant issued in connection with the March 2020 Offering entitles the holder to acquire one additional share of common stock at an exercise price of $16.10 per share, which became exercisable on September 20, 2020 and will expire on March 20, 2025. Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the March 2020 Offering should be classified as equity as partial cash settlement under certain circumstances, charges of transfer taxes and fees and provisions related to market volatility did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $0.8 million and was included in additional paid-in capital. As of December 31, 2021, 81,633 warrants had been exercised, all during the first quarter of 2021, for gross proceeds of $1.3 million.

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

Pursuant to the securities purchase agreement for the October 2020 Offering, if the Company issues any shares of common stock or common stock equivalents for cash consideration, indebtedness or a combination thereof, with certain exceptions, within twelve months of the closing of the October 2020 Offering, each purchaser who subscribed for at least $250,000 had the right to participate in up to such purchaser’s pro rata portion of 30% of the such subsequent financing on the same terms, conditions and price provided for in the subsequent financing. These participation rights expired on October 26, 2021.

Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the October 2020 Offering should be classified as equity as charges of transfer taxes and fees and partial cash settlement under certain circumstances did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $0.6 million and was included in additional paid-in capital.

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

Pursuant to the guidance of ASC 480 Distinguishing Liabilities from Equity and ASC 815 Derivatives and Hedging, the Company has determined that warrants issued in connection with the February 2021 Offering should be classified as equity as partial cash settlement under certain circumstances, charges of transfer taxes and fees and provisions related to market volatility did not preclude equity classification. The relative fair value of these warrants at issuance was approximately $2.6 million and was included in additional paid-in capital. As of December 31, 2021, 262 warrants had been exercised, all during the second quarter of 2021, for gross proceeds of $4 thousand.

The following table summarizes the weighted average assumptions used in estimating the fair value of the warrants granted in the February 2021 Offering using the Black-Scholes option pricing model as of the date of the closing of the offering on February 1, 2021.

February 1, 2021
Stock price	$14.82
Exercise price	16.47
Warrant term	5.00 years
Expected volatility	75.02%
Risk-free interest rate	0.42%
Dividend rate	0.00%

Lincoln Park Purchase Agreement

On September 1, 2021, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) and a registration rights agreement with Lincoln Park. The LPC Purchase Agreement provides that, subject to the terms and conditions therein, the Company has the right, but not the obligation, to sell from time to time, at its sole discretion, to Lincoln Park up to $15.0 million of shares of its common stock over a 36-month period commencing on September 15, 2021. In addition, under the LPC Purchase Agreement, during the third quarter of 2021, the Company issued 31,958 shares of common stock to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock. The $0.5 million fair value of the commitment fee shares was recorded as share issuance costs as of September 30, 2021 upon execution of the agreement.

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

During the year ended December 31, 2021, all of which occurred during the third quarter of 2021, the Company sold and issued 40,000 shares under the LPC Purchase Agreement, excluding the 31,958 shares issued for the commitment fee, for net proceeds of $0.6 million.

November 2021 Offering

On November 12, 2021, in an underwritten public offering (the “November 2021 Offering”), the Company issued 1,385,031 shares of common stock at a purchase price of $8.00 per share. Net proceeds from the November 2021 Offering after underwriter’s discounts and commission and offering expenses paid by us were approximately $9.9 million. Affiliates of an officer and director participated in the November 2021 Offering on the same terms and conditions as all other purchasers.

Warrants

The following table summarizes the activities of warrants that the Company accounts for as liabilities and records as derivative financial instruments for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020
Fair value of warrants at beginning of year	$—	$5
Exercise of warrants	—	—
Foreign exchange losses	—	(1)
Change in fair value of warrants during the year	—	(4)
Fair value of warrants at end of year	$—	$—

These warrants, which expired in April 2021, were classified as derivative financial instruments in the Company’s consolidated balance sheets and were required to be re-measured at each reporting period, with the change in fair value recorded as a gain or loss in the change of fair value of derivative financial instruments, included in other income in the Company’s consolidated statements of operations and comprehensive loss.

The warrants classified as liabilities expired in April 2021 and as such, as of December 31, 2021, the Company does not hold any derivative financial instruments accounted for in accordance with ASC 815. The fair value of all warrants classified as derivative financial instruments outstanding as of December 31, 2020 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

As of December 31,
2020
Stock price	CAD $17.15
Exercise price	CAD $428.75
Warrant term	0.27 years
Expected volatility	64.48%
Risk-free interest rate	0.06%
Dividend rate	0.00%

The following is a summary of warrant activity during the years ended December 31, 2021 and 2020:

	Number of Warrants (by currency denomination of exercise price)		Weighted-Average Exercise Price
	CAD$	USD$	CAD$	USD$
Outstanding as of December 31, 2019	68,351	18,607	$428.75	$428.32
Granted	—	273,554	—	16.04
Cancelled/Expired	—	(18,607)	—	428.32
Exercised	—	—	—	—
Outstanding as of December 31, 2020	68,351	273,554	$428.75	$16.04
Granted	—	402,265	—	16.47
Cancelled/Expired	(68,351)	—	428.75	—
Exercised	—	(81,895)	—	16.10
Outstanding and exercisable as of December 31, 2021	—	593,924	$—	$16.32

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2021:

Number of Warrants Outstanding	Exercise Price	Expiration Date
97,143	US$16.10	March 20, 2025
17,431	US$16.1665	October 26, 2023
76,386	US$15.82	October 26, 2023
961	US$19.775	October 26, 2023
372,206	US$16.302	February 1, 2026
29,797	US$18.525	February 1, 2026
593,924

4.	SHARE BASED PAYMENTS

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

As of December 31, 2021, there were an aggregate of 138,745 shares of common stock remaining available for issuance under the 2018 Plan.

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

As of December 31, 2021, there was an aggregate of 50,500 shares of common stock remaining available for grant under the Company’s Inducement Plan.

Stock Options                                                                                                 For the year ended December 31, 2021, the Company issued 584,115 stock options to employees and directors of which 14,200 were forfeited. The Company issued 1,000 stock options to consultants during the same period.

The following is a summary of stock option activity for the year ended December 31, 2021 and 2020:

		Weighted Average
		Remaining	Weighted Average	Aggregate
		Contractual	Exercise Price	Intrinsic Value
	Number of Options	Life (in years)	in USD$	in USD$
Outstanding as of December 31, 2019	99,018	7.78	$236.63	$—
Granted	42,988		15.20
Forfeited	(28,448)		210.57
Exercised	—		—
Outstanding as of December 31, 2020	113,558	7.75	$159.33	$—
Granted	585,115		$14.89
Forfeited/Cancelled	(29,342)		61.55
Exercised	(214)		10.50	$1
Outstanding as of December 31, 2021	669,117	9.03	$37.36	$—
Exercisable as of December 31, 2021	281,435	8.50	$65.23	$—

Employee and Director Stock Options

As of December 31, 2021, the unrecognized compensation cost related to non-vested stock options outstanding for employees and directors was $2.9 million which will be recognized over a weighted-average remaining vesting period of approximately 3.3 years. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

For the years ended December 31, 2021 and 2020, the Company granted 584,115 and 42,417 stock options, respectively, to employees and directors at a weighted average exercise price of $14.89 and $15.23, respectively. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” Under the “simplified method,” the expected term of an option is presumed to be the mid-point between the vesting date and the end of the contractual term. For the years ended December 31, 2021 and 2020, the Company used the “simplified method” for the expected term of employee and director stock options due to lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term of the stock options. The employee and director stock options granted for the years ended December 31, 2021 and 2020 had a weighted average grant date fair value of $10.53 and $9.71 per option, respectively, and they were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Stock price	$14.98	$15.23
Exercise price	$14.89	$15.23
Expected term	6.99 years	5.32 years
Expected volatility	78.03%	75.35%
Risk-free interest rate	1.18%	0.52%
Dividend rate	0.00%	0.00%

Consultant Stock Options

For the years ended December 31, 2021 and 2020, the Company granted 1,000 and 571 stock options, respectively, to consultants at a weighted average exercise price of $14.20 and $13.58, respectively. Stock options granted to the Company’s consultants for the years ended December 31, 2021 and 2020 had a weighted average grant date fair value of $11.80 and $8.18 per share, respectively, and they were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Stock price	$14.20	$13.58
Exercise price	$14.20	$13.58
Option term	10.0 years	5.27 years
Expected volatility	84.26%	73.15%
Risk-free interest rate	1.57%	0.33%
Dividend rate	0.00%	0.00%

As of December 31, 2021, the unrecognized compensation cost related to non-vested stock options outstanding for consultants was $10 thousand which will be recognized over a weighted-average remaining vesting period of 0.8 years.  Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

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

During the second quarter of 2021, the Company granted 2,668 RSUs to an officer of the Company under the 2018 Plan that were scheduled to vest on October 2, 2021. The fair value of the RSUs was based on the closing price of the Company’s common stock on the Nasdaq Capital Market on the day of the grant. These RSUs were forfeited during the third quarter of 2021.

During the year ended December 31, 2021, the Company granted 6,343 RSUs to members of the Company’s Board of Directors pursuant to the Non-Employee Director Compensation Policy which vest in twelve monthly installments on the last day of each month. The fair value of the RSUs is based on the closing price of the Company’s common stock on the Nasdaq Capital Market on the day of the grant.

The following is a summary of the Company’s RSU activity for the years ended December 31, 2021 and 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit
Outstanding as of December 31, 2019	788	$21.17
Granted	7,172	15.25
Settled	(7,792)	17.81
Outstanding as of December 31, 2020	168	$13.20
Granted	9,871	15.41
Forfeited	(2,668)	14.50
Settled	(5,012)	15.66
Outstanding as of December 31, 2021	2,359	$15.76

Unrestricted Stock

On April 1, 2021, the Company granted 5,337 shares of unrestricted common stock to an officer of the Company under the 2018 Plan.

During the year ended December 31, 2021, all of which occurred during the fourth quarter of 2021, the Company granted 1,929 shares of unrestricted common stock to a consultant of the Company under the 2018 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	2021	2020
Research and development	$693	$933
Cost of sales	$7	$(1)
General and administrative	3,552	1,597
Total	$4,252	$2,529

Stock-based compensation expense for the year ended December 31, 2020, was reduced by $0.1 million related to the forfeiture of stock options as a result of the departure of our former chief executive officer. Stock-based compensation expense for the year ended December 31, 2021 included $0.5 million in expense related to the accelerated vesting of stock options as a result of the departure of our former chief operating officer in July 2021.
5.	ACCRUED EXPENSES

Accrued expenses consisted of the following (amounts in thousands):

	As of December 31,
	2021	2020
Employees benefits	$712	$496
Professional services	174	292
Legal expense	23	133
Royalty fees	10	12
Franchise fees	193	—
Severance	258	347
Other	63	57
	$1,433	$1,337

Accrued severance expenses as of December 31, 2021 included $0.3 million in severance costs related to the departure of our former chief operating officer in July 2021.
6.	INCOME TAXES

The components of net loss are as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
U.S.	$16,589	$12,362
Non-U.S.	1,543	1,768
	$18,132	$14,130

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision is as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Statutory tax rate	21.00%	21.00%
Net loss before income taxes	$18,132	$14,130
Expected income tax recovery	$(3,808)	$(2,967)
Increase (decrease) in income tax recovery resulting from:
Derivative liability	—	(1)
Share based payments	810	415
Other permanent difference	(103)	(21)
Foreign income taxed at foreign rate	(85)	(97)
Increase in valuation allowance	3,186	2,671
Income tax expense	$—	$—

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates are as follows (amounts in thousands):

	As of December 31,
	2021	2020
Deferred income tax assets (liabilities)
Operating losses carried forward	$27,514	$24,576
Tax credits	987	882
Stock compensation	1,715	1,616
Other	1,006	1,099
Valuation allowance	(31,222)	(28,173)
Net deferred income tax asset	$—	$—

As of December 31, 2021, the Company has accumulated non-capital losses totaling $6.7 million in Canada, Federal net operating losses of $98.2 million in the U.S., and State net operating losses of $64.9 million in the U.S. which may be available to carry forward and offset future years’ taxable income. Federal net operating losses of $39.6 million and all State net operating losses of $64.9 million begin to expire starting in 2033 through 2041. The remaining $58.6 million of the Federal net operating losses are available to be carried forward indefinitely.

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 of the Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company believes it is possible an ownership change has occurred and that Federal net operating losses of $39.6 million and State net operating losses of $64.9 million may be materially limited and expire prior to being utilized.

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

As of December 31, 2021, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.
7.	COMMITMENTS AND CONTINGENCIES
(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right on ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 91,628 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the years ended December 31, 2021 and 2020, the Company recorded approximately $20 thousand and $22 thousand, respectively, in royalty expenses in its consolidated statement of operations.

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

In January 2021, the lease term of the Lease Amendment was amended to go through September 30, 2021, with options to extend monthly thereafter. The expected lease termination date remained June 30, 2021. The Company extended month to month commencing October 1, 2021.

In November 2021, the Company entered into a new lease (the “Lease Agreement”) for 1,780 square feet of dedicated office space to serve as the Company’s headquarters in Newtown, Pennsylvania. The initial term of the lease is from January 1, 2022 through March 31, 2025. Monthly rent plus utilities is approximately $4 thousand per month with a 3% annual increase. As a result of entering into the Lease Agreement, the Company’s assessment of the lease term of the Lease Amendment changed from terminating on June 30, 2022 to terminating on January 15, 2022. The termination was determined to be a remeasurement of the existing Lease Amendment due to the change in term assessment. As such, the ROU assets and operating lease liabilities were remeasured using an incremental borrowing rate at the date of modification. The carrying value of the ROU asset decreased on a basis proportionate basis by approximately $29 thousand and the related lease liability decreased by approximately $29 thousand. The Company recorded a gain of less than $1 thousand resulting from the difference between the reduction in the lease liability and the proportionate reduction of the ROU asset. This amount is recorded as a component of other income in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. As the new Lease Agreement is not effective until January 1, 2022, there is no impact to the Company’s financial statements as of December 31, 2021.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease (amounts in thousands):

For the Year Ending December 31,	2021	2020
Operating lease cost	$8	$107
Operating lease - operating cash flows	$63	$253
Weighted average remaining lease term	0.04 years	1.50 years
Weighted average discount rate	3.3%	7.2%

Future minimum lease payments under non-cancellable lease as of December 31, 2021 were as follows:
For the Period Ending December 31,
2021	$3
Total future minimum lease payments	3
Less imputed interest	—
Total liability	$3

Reported as of December 31,	2021	2020
Current operating lease liability	3	59
Non-current operating lease liability	—	32
Total	$3	$91
(c)	On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with Keytronic Corporation (“Keytronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to Keytronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and the agreement will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. On June 1, 2020, HMI extended the existing manufacturing agreement with Keytronic for a second three year term from December 29, 2020 until December 31, 2023. As of December 31, 2021, the Company did not have any outstanding commitments to Keytronic to complete the Company’s forecast for the procurement of materials necessary for the delivery of PoNS devices.

(d)

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

8.	RELATED PARTY TRANSACTIONS

For the year ended December 31, 2020, the Company paid approximately $5 thousand in consulting fees to a director of the Company. No consulting fees were paid to this director during the year ended December 31, 2021.

An officer of the Company and affiliates of an officer and director subscribed for units in the Company’s October 2020 Offering (see Note 3).

Affiliates of an officer and director participated in the February 2021 Offering and the November 2021 Offering on the same terms and conditions as all other purchasers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: March 14, 2022	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dane C. Andreeff	Date: March 14, 2022

Dane C. Andreeff
President, Chief Executive Officer and Director

By	/s/ Jeffrey S. Mathiesen	Date: March 14, 2022
Jeffrey S. Mathiesen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By	/s/ Blane Walter	Date: March 14, 2022
Blane Walter
Director

By	/s/ Mitchell E. Tyler	Date: March 14, 2022
Mitchell E. Tyler
Director

By	/s/ Edward M. Straw	Date: March 14, 2022
Edward M. Straw
Director

By	/s/ Sherrie Perkins	Date: March 14, 2022
Sherrie Perkins
Director
By	/s/ Paul Buckman	Date: March 14, 2022
Paul Buckman
Director