Form 10-Q
period 2022-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2022-05-12
CIK 1610853

FN_

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, the registrant had 3,797,647 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.
INDEX

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Except for share data, amounts in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$6,310	$11,005
Accounts receivable, net	60	66
Other receivables	185	185
Inventory, net	520	476
Prepaid expenses	951	862
Total current assets	8,026	12,594
Property and equipment, net	380	409
Other assets
Goodwill	777	763
Intangible assets, net	291	333
Other non-current assets	4	—
Operating lease right-of-use asset, net	140	3
Total other assets	1,212	1,099
TOTAL ASSETS	$9,618	$14,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,111	$1,069
Accrued liabilities	1,008	1,433
Operating lease liability	51	3
Deferred revenue	29	148
Total current liabilities	2,199	2,653
Non-current liabilities
Operating lease liability	99	—
Deferred revenue	190	193
TOTAL LIABILITIES	2,488	2,846
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 3,794,797 and 3,780,674 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	149,834	149,412
Accumulated deficit	(141,381)	(137,035)
Accumulated other comprehensive loss	(1,327)	(1,125)
TOTAL STOCKHOLDERS’ EQUITY	7,130	11,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,618	$14,102

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except shares and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Product sales	$183	$77
License revenue	7	7
Total operating revenue	190	84
Cost of sales:
Cost of product sales	124	15
Gross profit	66	69
Operating expenses:
Research and development	1,764	1,316
Selling, general and administrative	2,819	2,197
Amortization expense	47	57
Total operating expenses	4,630	3,570
Operating loss	(4,564)	(3,501)
Other income:
Other income	1	—
Foreign exchange gain	217	139
Total other income	218	139
Net loss	(4,346)	(3,362)
Other comprehensive income:
Foreign currency translation adjustments	(202)	(128)
Comprehensive loss	$(4,548)	$(3,490)
Net loss per share
Basic	$(1.15)	$(1.65)
Diluted	$(1.15)	$(1.65)
Weighted average shares outstanding
Basic	3,787,871	2,040,839
Diluted	3,787,871	2,040,839

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021

(Except share data, amounts in thousands)

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2020	1,484,362	$1	$123,872	$(118,903)	$(1,099)	$3,871
Proceeds from the issuance of common stock from the February 2021 Offering	744,936	1	8,398	—	—	8,399
Warrants issuance from the February 2021 Offering	—	—	2,638	—	—	2,638
Share issuance costs	—	—	(1,361)	—	—	(1,361)
Proceeds from the exercise of warrants	81,633	—	1,314	—	—	1,314
Settlement of restricted stock units	937	—	—	—	—	—
Stock-based compensation	—	—	527	—	—	527
Foreign currency translation adjustments	—	—	—	—	(128)	(128)
Net loss	—	—	—	(3,362)	—	(3,362)
Balance as of March 31, 2021	2,311,868	$2	$135,388	$(122,265)	$(1,227)	$11,898

	Common Stock, $0.001 par value		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2021	3,780,674	$4	$149,412	$(137,035)	$(1,125)	$11,256
Settlement of restricted stock units	1,584	—	—	—	—	—
Issuance of shares to a consultant for services	4,528	—	20	—	—	20
Stock-based compensation	8,011	—	402	—	—	402
Foreign currency translation adjustments	—	—	—	—	(202)	(202)
Net loss	—	—	—	(4,346)	—	(4,346)
Balance as of March 31, 2022	3,794,797	$4	$149,834	$(141,381)	$(1,327)	$7,130

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,346)	$(3,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	402	527
Common shares issued to a consultant for services	20	—
Unrealized foreign exchange gain	(217)	(132)
Depreciation expense	25	28
Amortization expense	47	57
Provision for doubtful accounts	(23)	(11)
Non-cash lease expense	13	15
Changes in operating assets and liabilities:
Accounts receivable	27	36
Other receivables	1	2
Inventory, net	(45)	(95)
Prepaid expenses	(88)	(44)
Operating lease liability	(3)	(15)
Accounts payable	72	234
Accrued liabilities	(425)	(160)
Deferred revenue	(142)	(1)
Net cash used in operating activities	(4,682)	(2,921)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(19)
Proceeds from sale of property and equipment	6	—
Internally developed software	—	(2)
Net cash provided by (used in) investing activities	4	(21)
Cash flows from financing activities:
Proceeds from the issuances of common stock and warrants	—	11,037
Share issuance costs	(17)	(1,331)
Proceeds from the exercise of warrants and stock options	—	1,314
Net cash (used in) provided by financing activities	(17)	11,020
Effect of foreign exchange rate changes on cash		(12)
Net (decrease) increase in cash	(4,695)	8,066
Cash at beginning of period	11,005	3,331
Cash at end of period	$6,310	$11,397
Supplemental schedule of non-cash financing activities
Share issuance costs included in accounts payable and accrued liabilities	—	192

(The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.)

Helius Medical Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    DESCRIPTION OF BUSINESS

Helius Medical Technologies, Inc. (the “Company”), is a neurotech company focused on neurological wellness. The Company’s purpose is to develop, license or acquire non-implanted technologies targeted at reducing symptoms of neurological disease or trauma.

The Company’s product, known as the Portable Neuromodulation Stimulator (“PoNS®”), is an innovative non-surgical medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and is indicated for use in the U.S. as a short term treatment of gait deficit due to mild-to-moderate symptoms from multiple sclerosis (“MS”), and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. The Company began accepting prescriptions for PoNS in the U.S., in the first quarter of 2022, and the first commercial sales began in April 2022. PoNS is authorized for sale in Canada for two indications: (i) PoNS is authorized as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury (“mmTBI”) and is to be used in conjunction with physical therapy (“PoNS TherapyTM”); and (ii) PoNS is authorized for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia. The Company is working to establish a distribution partner for Australia but currently does not expect to have commercial sales of PoNS in Australia in 2022.

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

Going Concern Uncertainty

As of March 31, 2022, the Company had cash of $6.3 million. For the three months ended March 31, 2022, the Company had an operating loss of $ 4.3 million, and as of  March 31, 2022, its accumulated deficit was $141.4 million. For the three months ended March 31, 2022, the Company had $0.2 million of revenue from the commercial sale of products or services. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.  The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Risks and Uncertainties

COVID-19 and Worldwide Economic Conditions

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which has spread throughout the U.S. and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS Authorized clinic locations across Canada. While all clinics had re-opened, as of December 31, 2021, many were operating at reduced capacity well into the first quarter 2022, and patients have been and may continue to be less willing to return to these clinics, impacting our commercial activities and our customer engagement efforts. . Moreover, the Company’s ability to conduct its ongoing clinical experience programs and clinical trials has been and may be impaired due to trial participants’ attendance being adversely affected by COVID-19. In addition, the COVID-19 pandemic has and may continue to cause delays in the Company’s suppliers’ ability to ship materials that the Company relies upon as well as manufacturing delays as the result of labor shortages. Two of the Company’s suppliers experienced significant labor shortages as a result of COVID-19 from the end of November 2021 through early January 2022 which reduced the available resources needed to build and test product resulting in production delays of the PoNS devices. During March 2022, an increase in COVID-19 related cases in certain parts of China resulted in the re-imposition of widespread shutdowns and restrictions in China and resulted in additional supply chain disruptions. It is currently unclear how long this latest series of shutdowns will continue and we may experience future manufacturing delays, which could place constraints on our ability to produce or deliver our products and meet customer demand or increase our costs.

Generally, worldwide economic conditions remain uncertain, particularly due to the COVID-19 pandemic. Access to capital markets is critical to our ability to operate. Declines and uncertainties in these markets in the past have severely restricted raising new capital and have affected companies’ ability to continue to expand or find existing development, manufacturing, regulatory and commercialization efforts. We require significant capital for our current and expected operations. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms.  If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements have also been prepared on a basis substantially consistent with and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 14, 2022. The information furnished in the consolidated condensed financial statements include all adjustments (consisting of only normal, recurring adjustments), considered necessary to present fairly the results of operations, financial position and cash flows of the Company. The Company’s reporting currency is the U.S. Dollar (“USD$”).

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

Receivables

Accounts receivables are stated at their net realizable value. In determining the appropriate allowance for doubtful accounts, the Company considers a combination of factors, such as the aging of trade receivables, its customers’ financial strength, and payment history. Changes in these factors, among others, may lead to adjustments in the Company’s allowance for doubtful accounts. The calculation of the allowance required judgment by Company management. As of March 31, 2022, the Company’s accounts receivable of $0.1  million, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales. As of December 31, 2021, the Company’s accounts receivable of $ 0.1 million, is net of an allowance for doubtful accounts of $0.4 million and is the result of revenue from product sales.

Other receivables totaling $0.2 million as of both  March 31, 2022 and    December 31, 2021, respectively included refunds from research and development (“R&D”) tax credits, and Goods and Services Tax (“GST”) and Quebec Sales Tax (“QST”) refunds  related to the Company’s Canadian expenditures.

Inventory

The Company’s inventory consists of raw materials, work in progress and finished goods of the PoNS device. Inventory is stated at the lower of cost (average cost method) or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made if required. The Company calculates provisions for excess inventory based on inventory on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves . No inventory markdowns to net realizable value were recorded during the three month periods ended March 31, 2022 and March 31, 2021 During the three months ended March 31, 2022 existing reserves of $127 thousand were charged against work-in-process inventory. There were no existing reserves charged against inventory during 2021.

As of March 31, 2022 and December 31, 2021, inventory consisted of the following (amounts in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Raw materials	$185	$171
Work-in-process	410	528
Finished goods	53	32
Inventory	$648	$731
Inventory reserve	(128)	(255)
Total inventory, net of reserve	$520	$476

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

As of March 31, 2022 and December 31, 2021, property and equipment consisted of the following (amounts in thousands):

	As of	As of
	March 31, 2022	December 31, 2021
Furniture and fixtures	$59	$65
Equipment	374	373
Computer software and hardware	213	212
Property and equipment	646	650
Less accumulated depreciation	(266)	(241)
Property and equipment, net	$380	$409

Depreciation expense was $25 thousand and $28 thousand for the three months ended March 31, 2022 and 2021, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair values underlying net assets acquired in an acquisition. All of the Company’s goodwill as of March 31, 2022 is the result of the Heuro acquisition completed in October 2019. Goodwill is not amortized, but rather is tested annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tests goodwill for impairment annually in the fourth quarter of each year using data as of October 1 of that year.

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

The following is a summary of the activity for the period ended March 31, 2022 for goodwill:

Carrying amount at December 31, 2021	$763
Foreign currency translation	14
Carrying amount at March 31, 2022	$777

Definite-lived intangibles consist principally of acquired proprietary software and reacquired rights as well as internally developed software. All are amortized straight-line over their estimated useful lives. Amortization expense related to intangible assets was $47 thousand for the three months ended March 31, 2022 and $0.1 million during the three months ended March 31, 2021.

Intangible assets as of March 31, 2022 and December 31, 2021 consist of the following:

		As of March 31, 2022			As of December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired proprietary software	5 years	154	(75)	79	151	(66)	85
Reacquired rights	3.87 years	514	(321)	193	505	(283)	222
Internally developed software	3 years	84	(65)	19	84	(58)	26
Total intangible assets		$752	$(461)	$291	$740	$(407)	$333

Amortization expense is anticipated to be as follows in future years:

For the Year Ending December 31,
2022 (remaining 9 months)	140
2023	125
2024	26
$291

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases. The Company does not record an operating lease right of use (“ROU”) asset and corresponding lease liability for leases with an initial term of twelve months or less and recognizes lease expense for these leases as incurred over the lease term. As of  March 31, 2022, the Company had two operating leases, one for its headquarters office in Newtown, Pennsylvania and one for additional office space in Ewing, New Jersey. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. The Company does not have a public credit rating and as such used a corporate yield with a “CCC” rating by S&P Capital IQ with a term commensurate with the term of its lease as its incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company’s lease arrangements do not have lease and non-lease components which are to be accounted for separately (see Note 6).

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

Product Sales, net

Product sales are derived from the sale of the PoNS device to clinics. According to the supply agreement with each of these clinics, the Company’s performance obligation was met when it delivered the PoNS device to the clinic’s facility and the clinic assumed title of the PoNS device upon acceptance. As such, revenue is recognized at a point in time. Shipping and handling costs associated with outbound freight before control of a product has been transferred to a customer is accounted for as a fulfillment cost and are included in cost of sales. The Company’s payment terms are defined within each customers’ supply agreement and are all 30 days or less. For the three months ended March 31, 2021, the Company recorded $77 thousand, in product sales. For the three months ended March 31,2022, the Company recorded $183 thousand in product sales.  There were 16 PoNS devices, included as consideration in the Heuro acquisition, transferred during the three months ended March 31, 2022 resulting in revenue of $0.1 million being recognized which is included in the aforementioned $183 thousand in product sales for the three months ended March 31, 2022. There were no PoNS devices, included as consideration in the Heuro acquisition, transferred during the three-month period ended March 31, 2021.  As of March 31, 2022, all 55 devices had been transferred. Any product returns during the three months ended March 31, 2022 were the result of warranty returns for defective products and were insignificant.  Any future replacements are expected to be insignificant.

License Revenue

In connection with the Heuro acquisition, the Company entered into a Clinical Research and Co-Promotion Agreement with HTC (the “Co-Promotion Agreement”). The Co-Promotion Agreement had a fair value of CAD$360 thousand at the time of acquisition and a ten-year term. License revenue is recognized ratably over the ten-year term of the Co-Promotion Agreement as the performance obligation is met. During each of the three months ended March 31, 2022 and March 31, 2021, the Company recognized revenues of $7 thousand in license fees associated with the Co-Promotion Agreement. Revenue not yet recognized of $0.2 million is recorded as deferred revenue on the condensed consolidated balance sheet as of  March 31, 2022. On January 31, 2022, we notified HTC of its material breaches under the Co-Promotion Agreement which HTC failed to cure under the terms of the Co-Promotion Agreement and as such it is our position that this exclusivity right is no longer in effect. The Company and HTC are currently discussing opportunities to work together moving forward.

As of March 31, 2022, and December 31, 2021, the Company had no contract assets or liabilities on its condensed consolidated balance sheets related to the supply agreements with each clinic.

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

The Company’s financial instruments recorded in its condensed consolidated balance sheets consist primarily of cash, accounts receivable, other current receivables, operating lease ROU asset, accounts payable, accrued liabilities, and operating lease liability. The book values of these instruments, with the exception of non-current lease liability and operating lease ROU asset approximate their fair values due to the immediate or short-term nature of these instruments.

There were no transfers between any levels for any of the periods presented.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

Basic and Diluted Net Loss per Share

Earnings or loss per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

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

The basic and diluted loss per share for the periods noted below is as follows (amounts in thousands except shares and per share data):

	Three Months Ended
	March 31,
	2022	2021
Basic and Diluted
Numerator:
Net loss	$(4,346)	$(3,362)
Denominator:
Weighted average common shares outstanding	3,787,871	2,040,839
Basic and diluted net loss per share	$(1.15)	$(1.65)

No incremental common stock equivalents, consisting of outstanding stock options, warrants and restricted stock units, were included in calculating diluted loss per share because such inclusion would be anti-dilutive due to the Company’s losses for the three months ended March 31, 2022 and  2021. Common stock equivalents excluded from the computation of diluted weighted average shares outstanding were 1,379,927 and 812,173 for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

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

3.   COMMON STOCK AND WARRANTS

The Company’s authorized capital stock pursuant to its Delaware charter consists of 150,000,000 authorized shares of Class A common stock, at a par value per share of $0.001 and 10,000,000 authorized shares of preferred stock at a par value per share of $0.001. Holders of common stock are entitled to vote at any meeting of the Company’s stockholders on the basis of one vote per share of common stock owned as of the record date of such meeting. Each share of common stock entitles the holder to receive dividends, if any, as declared by the Company’s Board of Directors. No dividends have been declared since inception of the Company through  March 31, 2022. In the event of a liquidation, dissolution or winding-up of the Company, other distribution of assets of the Company among its stockholders for the purposes of winding-up its affairs or upon a reduction of capital, the stockholders shall, share equally, share for share, in the remaining assets and property of the Company.

March 2020 Offering

On March 20, 2020, the Company, in a registered direct offering, issued an aggregate of 178,776 shares of its common stock at a price of $12.25 per share for gross proceeds of approximately $2.2 million. Additionally, the Company issued unregistered warrants in a concurrent private placement to purchase up to 178,776 shares of its common stock at an exercise price of $16.10 per share. The underwriting discounts and commissions and offering expenses of $0.3 million were recorded to share issuance costs.  As of March 31, 2022, 81,633 warrants had been exercised all during the first quarter of 2021, for gross proceeds of $1.3 million.

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

The relative fair value of these warrants at issuance was approximately $2.6 million and was included in additional paid-in capital. As of  March 31, 2022, 262 warrants had been exercised, all during the second quarter of 2021, for gross proceeds of $4 thousand.

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

No shares were sold under the LPC Purchase Agreement during the first quarter of 2022 and approximately $14.4 million remained available for sale under the agreement at March 31,2022.

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

Warrants

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2022:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding as of December 31, 2021	593,924	$16.32
Granted	—	—
Cancelled/Expired	—	—
Exercised	—	—
Outstanding as of March 31, 2022	593,924	$16.32

The Company’s warrants outstanding and exercisable as of March 31, 2022 were as follows:

Number of Warrants Outstanding	Exercise Price	Expiration Date
97,143	USD$16.10	March 20, 2025
17,431	USD$16.1665	October 26, 2023
76,386	USD$15.82	October 26, 2023
961	USD$19.775	October 26, 2023
372,206	USD$16.302	February 1, 2026
29,797	USD$18.525	February 1, 2026
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

As of  March 31, 2022, there was an aggregate of 8,595 shares of common stock remaining available for grant under the 2018 Plan.

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

As of  March 31, 2022, there was an aggregate of 52,000 shares of common stock remaining available for grant under the Company’s Inducement Plan.

Stock Options

For the three months ended March 31, 2022, the Company issued 123,750 stock options to employees and directors of which none were forfeited. The Company issued no stock options to consultants during the three months ended March 31, 2022.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2022:

		Weighted Average		Aggregate
		Remaining	Weighted	Intrinsic
	Number of	Contractual	Average	Value
	Stock Options	Life (in years)	Exercise Price	(in thousands)
Outstanding as of December 31, 2021	669,117	9.03	$37.36	$—
Granted	123,750		4.68	—
Forfeited/Cancelled	(7,639)		82.37	—
Exercised	—		—	—
Outstanding as of March 31, 2022	785,228	8.96	$31.77	$—
Exercisable as of March 31, 2022	301,630	8.34	$60.64	$—

Employee and Director Stock Options

As of March 31, 2022, the unrecognized compensation cost related to non-vested time-based stock options outstanding for employees and directors, was $2.9 million which will be recognized over a weighted-average remaining vesting period of approximately 3.0 years. As of March 31, 2022, the unrecognized compensation cost related to performance-based stock options for employees was $1.2 million. Recognition of compensation expense for performance-based stock options will commence at the time it is determined to be probable that the performance conditions will be met. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

The weighted average grant date fair value of employee and director stock options granted for the three months ended March 31, 2022 was $ 3.01 per option and the grant date fair values of these stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Three Months Ended March 31, 2022
Stock price	$4.68
Exercise price	$4.68
Expected term	5.75
Expected volatility	73.53%
Risk-free interest rate	1.95%
Dividend rate	0.00%

Consultant Stock Options

As of  March 31, 2022, the unrecognized compensation cost related to non-vested stock options outstanding for non-employees was $ 7 thousand which will be recognized over a weighted-average remaining vesting period of approximately 0.6 years. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

Restricted Stock Units

During the second quarter ended June 30, 2021, the Company granted 6,343 RSUs to the Company’s Board of Directors pursuant to the Non-Employee Director Compensation Policy which will vest in twelve monthly installments on the last day of each month. The fair value of the RSUs is based on the closing price of the Company’s common stock on the Nasdaq Capital Market on the day of the grant.

The following is a summary of the Company’s RSU award activity for the three months ended March 31, 2022:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Outstanding as of December 31, 2021	2,359	$15.76
Granted	—	—
Forfeited	—	—
Settled	(1,584)	15.89
Outstanding as of March 31, 2022	775	$15.53

Unrestricted Stock

On February 16, 2022, the Company granted 8,011 shares of unrestricted common stock valued at $34 thousand to an officer of the Company under the 2018 Plan and have been recorded as stock based compensation expense.

During the three months ended March 31, 2022, the Company granted 4,258 shares of unrestricted common stock to a consultant of the Company under the 2018 plan.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$153	$222
Cost of sales	3	—
Selling, general and administrative	212	305
Total	$368	$527

5.	ACCRUED EXPENSES
Accrued expenses consisted of the following (amounts in thousands):
	As of
	March 31, 2022	December 31, 2021
Employees benefits	$378	$712
Professional services	123	174
Legal fees	72	23
Royalty fees	17	10
Franchise fees	50	193
Severance	147	258
Other	221	63
Total	$1,008	$1,433

6.    COMMITMENTS AND CONTINGENCIES

(a)

On January 22, 2013, the Company entered into a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) for an exclusive right to ANR’s patent pending technology, claims and knowhow. In addition to the issuance of 91,628 shares of common stock to ANR, the Company agreed to pay a 4% royalty on net revenue on the sales of devices covered by the patent-pending technology and services related to the therapy or use of devices covered by the patent-pending technology. For the three months ended March 31, 2022, the Company recorded approximately $7 thousand, in royalty expenses in its condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2021, the Company recorded approximately $3 thousand, in royalty expenses in its condensed consolidated statement of operations and comprehensive loss.

(b)

In November 2021, the Company entered into a new lease (the “Lease Agreement”) for 1,780 square feet of dedicated office space to serve as the Company’s headquarters in Newtown, Pennsylvania. The term for the lease is from January 1, 2022 through March 31, 2025. Monthly rent plus utilities is approximately $4 thousand per month with a 3% annual increase. There is no option to extend. On February 1, 2022, the Company entered into a new lease for 750 square feet of dedicated office space in Ewing, New Jersey.  The term for the lease is from February 1, 2022 through January 31, 2024.  Monthly rent plus utilities is $985 per month for the first year increasing to $1,015 per month beginning February 1, 2023.  There is no option to extend.

The following table summarizes the Company’s operating lease information including future minimum lease payments under a non-cancellable lease as of March 31, 2022 (amounts in thousands).

For the Three Months Ended March 31, 2022
Operating lease cost	$—
Operating lease - operating cash flows	$3.00
Weighted average remaining lease term	3.0 years
Weighted average discount rate	4.4%

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:
For the Period Ending December 31,
2022 (remaining nine months)	$42.00
2023	58
2024	48
2025	12
Total future minimum lease payments	160
Less imputed interest	(10)
Total liability	$150
Reported as of March 31, 2022
Current operating lease liability	$51.00
Non-current operating lease liability	99
Total	$150

(c)	On December 29, 2017, HMI (formerly known as NeuroHabilitation Corporation) entered into a Manufacturing and Supply Agreement (“MSA”) with KeyTronic Corporation (“KeyTronic”), for the manufacture and supply of the Company’s PoNS device based upon the Company’s product specifications as set forth in the MSA. Per the agreement, the Company shall provide to KeyTronic a rolling forecast for the procurement of parts and material and within normal lead times based on estimated delivery dates for the manufacture of the PoNS device. The term of the agreement is for three years and will automatically renew for additional consecutive terms of one year, unless cancelled by either party upon 180-day written notice to the other party prior to the end of the then current term. On June 1, 2020, HMI extended the existing manufacturing agreement with KeyTronic for a second three year term from December 29, 2020 until December 31, 2023. As of March 31, 2022, the Company did not have any outstanding commitments to KeyTronic to complete the Company’s forecasts for the procurement of materials necessary for the delivery of PoNS devices.

7.    RELATED PARTY TRANSACTIONS

Affiliates of an officer and director participated in the February 2021 Offering and the November 2021 Offering on the same terms and conditions as all other purchasers.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we”, “us” or “our” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Helius Medical, Inc., or HMI, Helius Medical Technologies (Canada), Inc., or HMC, Helius Canada Acquisition Ltd., or HCA, and Helius NeuroRehab, Inc., or HNR. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on March 14, 2022, or our 2021 Annual Report. All financial information is stated in U.S. dollars unless otherwise specified. Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements are made, without limitation, in relation to operating plans, including expected enrollment, the issuance by CMS of rules regarding coverage of emerging technologies, patient participation and other details of the TEP study, sufficiency of cash, availability of funds and operating costs. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve our business objectives, the COVID-19 pandemic, including its impact on the Company, the success of our business plan, including our ability to complete pre-commercialization activities, secure contracts with rehabilitation clinics, obtain national Medicare coverage and a reimbursement code so that the PoNS device is covered by Medicare and Medicaid, to build internal commercial infrastructure, secure state distribution licenses, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers, market awareness of the PoNS device, availability of funds, including our ability to fully access our equity line with Lincoln Park, manufacturing, labor shortage and supply chain risks, our ability to maintain and enforce our intellectual property rights, clinical trials and the clinical development process, the product development process, the regulatory submission review and approval process, our operating costs and use of cash, and our ability to achieve significant revenues and other factors discussed in the section entitled “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our 2021 Annual Report and those described from time to time in our future reports filed with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, we cannot guarantee future results, events, levels of activity, performance or achievement and our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend, and undertake no obligation, to update or revise any of the forward-looking statements as a result of new information, future events or otherwise or to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implanted medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS has marketing clearance in the U.S. for use in the U.S. as a short term treatment of gait deficit due to mild-to-moderate symptoms for multiple sclerosis, or MS, and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We began accepting prescriptions for PoNS in the U.S, in the first quarter of 2022 and our first commercial sales began in April 2022. PoNS is authorized for sale in Canada for two indications: (i) for use as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with physical therapy, or PoNS TherapyTM; and (ii) for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we are currently seeking a business partner to commercialize and distribute PoNS in Australia.

Recent Developments

The Company began accepting prescriptions for PoNS in the U.S. in the first quarter of 2022, and the first commercial sales began in April.

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

On January 14, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued the final rule (CMS-3372-F), 42 C.F.R. § 405.603 on the new Medicare coverage pathway referred to as Medicare Coverage of Innovative Technology, or MCIT, for FDA-designated breakthrough medical devices. The MCIT rule will provide national Medicare coverage as early as the same day as FDA market authorization for breakthrough devices and coverage would last for four years. To be eligible for coverage through MCIT, the breakthrough device must be used for the FDA approved or cleared indication(s) for use. Manufacturers will be able to opt in to MCIT and choose a start date for coverage anytime within two years from the date of FDA market authorization, but coverage will only be valid for four years from market authorization regardless of opt in date. At the end of the four year period, manufacturers are expected to have obtained coding for the specific product which can then be used as the reimbursement pathway for commercial payers. CMS announced MCIT was delayed from becoming effective March 15, 2021 to May 15, 2021 with an additional comment period during that time. On May 14, 2021, CMS announced it further delayed the effective date of the final rule until December 15, 2021 to provide CMS an opportunity to determine appropriate next steps. On September 15, 2021, CMS published a proposal that would repeal the MCIT pathway. Following a 30-day comment period included in the proposal, CMS announced on November 12, 2021 that it was repealing MCIT to address concerns that the provisions in the final rule may have not been sufficient to protect Medicare patients. CMS is expected to issue rules regarding coverage of emerging technologies; however, no specific information is available about the content of the expected rules and we cannot provide any assurance that any new rules regarding emerging technologies would be applicable to us. While we will continue to monitor this, we also remain focused on building out our reimbursement strategy for both commercial and government payers. We are still working to understand current Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

In September 2021, we started activities to setup and implement a new study as part of a Therapeutic Experience Program, or TEP, with NYU Langone Health as our first Center of Excellence clinical site. The TEP is a Helius-sponsored, open label observations, interventional multi-center outcome research trial designed to assess adherence to on-label PoNS therapy for improvement in gait deficits with MS in a real-world clinical setting. The study will measure subjects’ adherence to PoNS therapy, which combines the PoNS device with physical therapy, to better understand the relationship between adherence to the treatment regimen and therapeutic functional outcome. The primary endpoint of the study is maintenance of gait improvement from the end of supervised therapy (Phase 1) to the end of unsupervised therapy (Phase 2) in relation to the subject’s adherence to PoNS therapy. The secondary endpoints are improvement of gait and balance deficit over time, and clinical global impression of change. The study will be conducted at ten to twelve Centers of Excellenceacross the U.S., with an estimated average of four PoNS devices per site. Enrollment is expected to commence in first half of 2022 and continue throughout the year. Approximately forty to fifty patients with MS are expected to participate in the study.

US Regulatory Status: Stroke

In August 2021, we received Breakthrough Designation for the PoNS™ device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. With Breakthrough Designation received, a clinical trial of PoNS therapy in stroke patients in collaboration with the Medical University of South Carolina is planned to commence in the second half of 2022 with initial patient enrollments beginning late in the second half of 2022.

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

Canadian Commercialization Activities

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

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. During the year ended December 31, 2021, we authorized 6 new clinical locations to have 37 clinic locations as of December 31, 2021. As of March 31, 2022, we have 41 authorized PoNS clinic locations across Canada. In addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these clinics. Sales performance in Canada continues to be impacted by the COVID-19 pandemic due to space restrictions that the provincial governments have imposed as well as the risk tolerance of patients and therapists.

In collaboration with Toronto Rehabilitation Institute (part of University Health Network), we are continuing our clinical experience program, the results of which we will look to publish in 2022.

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

U.S. Commercialization Activities

As previously stated, on March 26, 2021, we received marketing authorization from the FDA for the PoNS device. The PoNS device is indicated for use as a short-term treatment of gait deficit due to mild-to-moderate symptoms of MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only.

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

We began accepting prescriptions for PoNS in the U.S. in the first quarter of 2022, and our first commercial sales began in April 2022. We have targeted specific Key Opinion Leaders (i.e. neurologists and physiatrists) and their associated neurorehabilitation centers, where selected physical therapists will be trained to deliver the PoNS Therapy. To further develop and implement the PoNS commercialization strategy, we have hired a Vice President of Sales and Marketing, North America, have identified the initial launch areas within the U.S., and we have and expect to continue to build out our commercial team, including field sales, reimbursement specialists, and marketing and operational support commensurate with PoNS sales activity.

During 2021, we contracted with an industry consultant to conduct a health economic study of PoNS.  Based upon the results of this study and comparing PoNS to other medical devices utilizing similar patented technologies we established a U.S. list price for the PoNS device of $25,000, comprised of $17,800 for the controller and $7,900 for the mouthpiece. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment, or DME, benefit category. While there are currently no applicable Healthcare Common Procedure Coding System, or HCPCS, codes to describe the PoNS device or mouthpiece, we intend to use miscellaneous codes – E1399 (Miscellaneous durable medical equipment) and A9999 (Miscellaneous DME supply or accessory, not otherwise specified) until specific HCPCS codes are created. We have applied for unique HCPCS codes during the third quarter of 2021, which is a nine month process from application until coding is to be effective, if assigned. We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to the initiation of CMS or broad commercial payer coverage, we anticipate the primary source of sales will be self-pay patients. We expect to support the cost of the PoNS Therapy by offering a cash pay discount, collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers.

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

In connection with the Share Purchase Agreement, on October 30, 2019, we entered into a Clinical Research and Co-Promotion Agreement with HTC, or the Co-Promotion Agreement, whereby each company agreed to promote the sales of the PoNS Treatment and the NeuroCatchTM device throughout Canada. The co-promotion provisions within the Co-Promotion Agreement terminated on December 31, 2020, although the Co-Promotion Agreement remains in effect. Also, subject to certain terms and conditions, we granted to HTC the exclusive right to provide the PoNS Treatment in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC will purchase the PoNS devices for use in these regions exclusively from us and on terms no less favorable than the then-current standard terms and conditions. This exclusivity right has an initial term of ten years, renewable by HTC for one additional ten year term upon sixty days’ written notice to us. On January 31, 2022, we notified HTC of its material breaches under the Co-Promotion Agreement, which HTC failed to cure under the terms of the Co-Promotion Agreement, and as such, it is our position that this exclusivity right is no longer in effect.  We are currently in discussions with HTC to explore opportunities to work together moving forward.

Material Trends and Uncertainties

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which has spread throughout the U.S. and around the world. The Company’s business, results of operations and financial condition have been and may continue to be adversely impacted by the COVID-19 pandemic and global economic conditions. The outbreak and spread of COVID-19 has significantly increased economic uncertainty. Authorities implemented, and continue to implement, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns. The COVID-19 pandemic initially led to the closure of PoNS authorized clinic locations across Canada from March until June 2020. Patients who completed their initial training in the clinics prior to the closures were able to continue working independently in the at-home portion of the treatment, with remote check-ins with their certified therapists. While all clinics have re-opened, as of December 31, 2021, they were all operating at reduced capacity, which limited operations to 50% capacity during the second half of 2021. Some patients have begun to return to these clinics for treatment, but patients have been and may continue to be less willing to return to the clinics due to COVID-19, impacting our commercial activities and our customer engagement efforts. This was especially true in the first half of 2021, as cases of COVID-19 increased significantly in Canada and additional restrictions, shelter in place orders, and business shutdowns were imposed. The rate of vaccination increased throughout all provinces throughout 2021, facilitating the lifting of some of the previously imposed restrictions. As of April 2022, capacity has returned to 100%. We continue to monitor the impact of COVID-19 and adjust our operations as the circumstances change.

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

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Revenue:
Product sales	$183	$77	$106
License revenue	7	7	—
Total operating revenue	190	84	106
Cost of sales:
Cost of product sales	124	15	109
Gross profit	66	69	(3)
Operating expenses:
Research and development	1,764	1,316	448
Selling, general and administrative	2,819	2,197	622
Amortization expense	47	57	(10)
Total operating expenses	4,630	3,570	1,060
Operating loss	(4,564)	(3,501)	(1,063)
Other income:
Other income	1	—	1
Foreign exchange gain	217	139	78
Total other income	218	139	79
Net loss	$(4,346)	$(3,362)	$(984)

 Revenue

For the three months ended March 31, 2022, we recognized revenue of $190 thousand, of which $183 thousand was generated through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada and included approximately $120 thousand of PoNS devices delivered pursuant to the Co-Promotion Agreement with HTC.  We recognized revenue of $77 thousand for the three months ended March 31, 2021, through product sales of our PoNS device in Canada pursuant to our executed supply agreements with neuroplasticity clinics in Canada.  License fee revenue related to our C-Promotion Agreement with HTC was $7 thousand for the three months ended March 31, 2022, and March 31, 2021 respectively.

Cost of Sales

Cost of product sales includes the cost to manufacture the PoNS device, royalty expense, freight charges, customs duties as well as wages and salaries of employees involved in the management of the supply chain and logistics of fulfilling our sales orders. For the three months ended March 31, 2022, we incurred $124 thousand in cost of sales. For the three months ended March 31, 2021, we incurred $15 thousand in cost of sales. The increase was primarily attributable to overhead costs including wages and salaries of employees and contractors involved in the management of the supply chain and the production ramp to meet anticipated demand related to the U.S. launch.

Research and Development Expense

Research and development, or R&D, expenses were $1.8 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021, an increase of $0.5 million. The increase was primarily attributable to cost related to on-going product improvement in the PoNS device and increased personnel expenses to support clinical development activities.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expenses were $2.8 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021, an increase of approximately $0.6 million. The increase was primarily due to increased compensation expenses related to personnel additions in late 2021 and the first quarter 2022 to support the U.S. commercial launch.

Amortization Expense

Amortization expense consists of the periodic amortization of intangible assets, including proprietary software and reacquired rights recognized in connection with the acquisition of Heuro on October 30, 2019 and internally developed software. For the three months ended March 31, 2022, amortization expense was $47 thousand compared to $57 thousand for the comparable period in 2021.

Foreign Exchange Gain

Foreign exchange gain was $0.2million for the three months ended March 31, 2022, compared to a gain of $0.1 million for the three months ended March 31, 2021. This was primarily due to fluctuations in the foreign exchange rate as it relates to the amount of Canadian dollars held at the end of each reporting period.

Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022, and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(4,682)	$(2,921)	$(1,761)
Net cash provided by (used in) investing activities	4	(21)	25
Net cash (used in) provided by financing activities	(17)	11,020	(11,037)
Effect of exchange rate changes on cash	—	(12)	12
Net (decrease) increase in cash	$(4,695)	$8,066	$(12,761)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $4.7 million. This was comprised primarily of net loss of $4.3 million, the reduction of accrued liabilities for annual bonus payments and the reduction for deferred revenue related to product sales in the first quarter 2022, offset by $0.4 million of stock-based compensation payments and unrealized foreign exchange gain of $0.2 million.

Net cash used in operating activities during the three months ended March 31, 2021 was $2.9 million. This was comprised of net loss of $3.4 million, offset primarily by $0.5 million of stock-based compensation payments.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $4 thousand for the three months ended March 31, 2022 compared to net cash used in investing activities of $21 thousand during the three months ended March 31, 2021 and were primarily related to the sales and purchase of furniture and equipment in each of the respective periods.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $17 thousand during the three months ended March 31, 2022 for payment of issuance costs for common stock issued in November 2021.

Net cash provided by financing activities during the three months ended March 31, 2021 was $11.0 million, which consisted of proceeds from the issuance of common stock from the February 2021 Offering, net of share issuance costs, and proceeds from the exercise of warrants.

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our major sources of cash have been proceeds from various public and private offerings of our common stock and exercises of stock options and warrants. From June 2014 through March 31, 2022, we raised approximately $130.6 million in gross proceeds from various public and private offerings of our common stock as well as the exercise of stock options and warrants.

We currently have limited working capital and liquid assets. The following table summarizes our cash and working capital (which we define as current assets less current liabilities) as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Cash	$6,310	$11,005
Working capital	$5,827	$9,941

Cash Requirements

Funding Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $4.3 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $141.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We intend to use our available capital resources primarily to expand our U.S. commercialization efforts; fund manufacturing activities for the PoNS device; conduct clinical trials; and for working capital and general corporate purposes.

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

Lease Commitments

Our cash requirements greater than twelve months from various contractual obligations and commitments include operating lease liabilities. Our lease commitments reflect payments due for our lease arrangement for office space at our head office located in Newtown, Pennsylvania. As of March 31, 2022, our contractual commitment for our leases was $0.2 million. The amount of lease commitments reflects payments due for the new lease in Newtown, Pennsylvania that commenced on January 1, 2022 and is contracted to terminate on March 31, 2025 as well as the lease in Ewing, New Jersey that commenced on February 1, 2022 and is contracted to terminate on January 31, 2024. See Note 6 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements under Part I, Item 1, “Condensed Consolidated Financial Statements” in this this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2021 Annual Report. There have been no changes in critical accounting policies in the current year from those described in our 2021 Annual Report.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the three months ended March 31, 2022, except for the updated risk factors set forth immediately below, our risk factors have not changed materially from those risk factors previously disclosed in our 2021 Annual Report. You should carefully consider the risk factors discussed below and in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report. The risks described below and in our 2021 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

The market price of our common stock has been and may be volatile and fluctuate substantially, which could result in substantial losses for our common stock.

Securities of microcap and small-cap companies, including biotechnology companies in particular, have experienced substantial volatility in the recent past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility.

These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our common stock include the following:  the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our common stock may affect an investor’s ability to trade significant numbers of shares of our common stock:  the size of our public float may limit the ability of some institutions to invest in our common stock. As a result of any of these factors, the market price of our common stock at any given point in time may not accurately reflect our long-term value. The price of our common stock may increase or decrease in response to a number of events and factors, including changes in financial estimates, our acquisitions and financings, quarterly variations in our operating results, the operating and share price performance of other companies that investors may deem comparable and purchase or sale of blocks of our common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Bylaws as amended and restated (incorporated by reference to Exhibit 3.3 to the Form 10-Q filed August 9, 2018)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: May 12, 2022	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President, Chief Executive Officer and a Director

Dated: May 12, 2022	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer and Treasurer (Principal Financial
Officer and Principal Accounting Officer)