Form 10-Q
period 2023-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2023-08-10
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, the registrant had 28,298,446 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$8,599	$14,549
Accounts receivable, net	144	71
Other receivables	41	272
Inventory, net	563	589
Prepaid expenses and other current assets	918	1,216
Total current assets	10,265	16,697
Property and equipment, net	345	347
Intangible assets, net	65	140
Operating lease right-of-use asset, net	78	103
Total assets	$10,753	$17,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$576	$627
Accrued and other current liabilities	856	1,280
Current portion of operating lease liabilities	49	54
Current portion of deferred revenue	43	27
Total current liabilities	1,524	1,988
Operating lease liabilities, net of current portion	35	56
Deferred revenue, net of current portion	149	175
Derivative liability	4,473	6,917
Total liabilities	6,181	9,136
Commitments and contingencies (Note 9)
Stockholders' equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 28,270,762 and 28,207,330 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	28	28
Additional paid-in capital	160,443	159,618
Accumulated deficit	(155,249)	(151,107)
Accumulated other comprehensive loss	(650)	(388)
Total stockholders' equity	4,572	8,151
Total liabilities and stockholders' equity	$10,753	$17,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue
Product sales, net	$244	$119	$350	$302
Other revenue	12	—	17	7
Total revenue	256	119	367	309
Cost of revenue	184	88	306	212
Gross profit (loss)	72	31	61	97
Operating expenses
Selling, general and administrative expenses	2,569	2,461	5,443	5,280
Research and development expenses	684	953	1,570	2,717
Amortization expense	38	47	77	94
Total operating expenses	3,291	3,461	7,090	8,091
Loss from operations	(3,219)	(3,430)	(7,029)	(7,994)
Nonoperating income (expense)
Interest income (expense), net	89	—	189	—
Change in fair value of derivative liability	1,223	—	2,444	—
Foreign exchange (loss) gain	259	(380)	254	(163)
Other income (expense), net	—	—	—	1
Nonoperating income (expense), net	1,571	(380)	2,887	(162)
Loss before provision for income taxes	(1,648)	(3,810)	(4,142)	(8,156)
Provision for income taxes	—	—	—	—
Net loss	(1,648)	(3,810)	(4,142)	(8,156)
Other comprehensive income (loss)
Foreign currency translation adjustments	(267)	351	(262)	149
Comprehensive loss	$(1,915)	$(3,459)	$(4,404)	$(8,007)
Loss per share
Basic	$(0.06)	$(0.97)	$(0.15)	$(2.11)
Diluted	$(0.06)	$(0.97)	$(0.15)	$(2.11)
Weighted average number of common shares outstanding
Basic	28,219,824	3,928,704	28,216,641	3,858,676
Diluted	28,219,824	3,928,704	28,216,641	3,858,676

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2023	28,213,378	$28	$160,023	$(153,601)	$(383)	$6,067
Settlement of restricted stock units	57,384	—	—	—	—	—
Stock-based compensation	—	—	420	—	—	420
Other comprehensive income	—	—	—	—	(267)	(267)
Net loss	—	—	—	(1,648)	—	(1,648)
Balance as of June 30, 2023	28,270,762	$28	$160,443	$(155,249)	$(650)	$4,572

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2022	3,794,797	$4	$149,834	$(141,381)	$(1,327)	$7,130
Common stock issued under equity line of credit	391,363	—	638	—	—	638
Settlement of restricted stock units	4,690	—	—	—	—	—
Common stock issued for services	4,263	—	14	—	—	14
Stock-based compensation	—	—	179	—	—	179
Other comprehensive income	—	—	—	—	351	351
Net loss	—	—	—	(3,810)	—	(3,810)
Balance as of June 30, 2022	4,195,113	$4	$150,665	$(145,191)	$(976)	$4,502

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	28,207,330	$28	$159,618	$(151,107)	$(388)	$8,151
Settlement of restricted stock units	63,432	—	—	—	—	—
Stock-based compensation	—	—	825	—	—	825
Other comprehensive income	—	—	—	—	(262)	(262)
Net loss	—	—	—	(4,142)	—	(4,142)
Balance as of June 30, 2023	28,270,762	$28	$160,443	$(155,249)	$(650)	$4,572

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	3,780,674	$4	$149,412	$(137,035)	$(1,125)	$11,256
Common stock issued under equity line of credit	391,363	—	638	—	—	638
Settlement of restricted stock units	6,274	—	—	—	—	—
Common stock issued for services	8,791	—	34	—	—	34
Stock-based compensation	8,011	—	581	—	—	581
Other comprehensive loss	—	—	—	—	149	149
Net loss	—	—	—	(8,156)	—	(8,156)
Balance as of June 30, 2022	4,195,113	$4	$150,665	$(145,191)	$(976)	$4,502

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,142)	$(8,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,444)	—
Stock-based compensation expense	825	581
Common stock issued for services	—	34
Foreign exchange loss (gain)	(254)	161
Depreciation expense	22	50
Amortization expense	77	94
Provision for (reversal of) inventory reserve	8	(37)
Non-cash operating lease expense	25	26
Changes in operating assets and liabilities:
Accounts receivable	(74)	57
Other receivables	230	(4)
Inventory, net	18	(64)
Prepaid expense and other current assets	298	(156)
Operating lease liability	(26)	(19)
Accounts payable	(53)	(7)
Accrued and other current liabilities	(426)	(779)
Deferred revenue	(14)	(127)
Net cash used in operating activities	(5,930)	(8,346)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(12)
Proceeds from sale of property and equipment	—	6
Net cash used in investing activities	(20)	(6)
Cash flows from financing activities:
Proceeds from issuances of common stock	—	644
Share issuance costs	—	(24)
Net cash provided by financing activities	—	620
Effect of currency exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(5,950)	(7,732)
Cash and cash equivalents at beginning of period	14,549	11,005
Cash and cash equivalents at end of period	$8,599	$3,273
Supplemental cash flow information
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$—	$151

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

On April 21, 2023, the Company filed a definitive proxy statement seeking stockholder approval for a reverse stock split of our outstanding Class A common stock at a ratio in the range of 1-for-10 to 1-for-80 to be determined at the discretion of the Company’s Board of Directors. At the annual meeting of stockholders on May 24, 2023, our stockholders voted to approve the reverse stock split. Refer to Note 6 for additional information.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Going Concern Uncertainty

As of June 30, 2023, the Company had cash and cash equivalents of $8.6 million. For the six months ended June 30, 2023, the Company had an operating loss of $7.0 million, and as of June 30, 2023, its accumulated deficit was $155.2 million. For the six months ended June 30, 2023, the Company had $0.4 million of net revenue from the commercial sale of products. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

3.    SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the unaudited condensed consolidated balance sheets consisted of the following:

Accounts receivable, net

Accounts receivable from product sales are net of allowance for credit losses of less than $1 thousand as of both June 30, 2023 and December 31, 2022.

Inventory, net (in thousands)

	June 30,	December 31,
	2023	2022
Raw materials	$331	$344
Work-in-process	199	284
Finished goods	105	39
Inventory, gross	635	667
Inventory reserve	(72)	(78)
Inventory, net	$563	$589

During the six months ended June 30, 2023, $14 thousand of inventory was written off to the inventory reserve.

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2023	2022
Prepaid expenses	$588	$817
Inventory related	330	399
Total prepaid expenses and other current assets	$918	$1,216

Accrued and other current liabilities (in thousands)

	June 30,	December 31,
	2023	2022
Insurance payable	$151	$592
Employees benefits	439	509
Professional services	130	119
Other	136	60
Total accrued and other current liabilities	$856	$1,280

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

Deferred revenue as of both June 30, 2023 and December 31, 2022 is comprised of the remaining unamortized amount under these agreements. Revenue recognized is included in other revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4.    LEASES

The Company has two operating leases for office space with lease terms expiring in January 2024 and March 2025. The leases do not contain any options to extend. Operating lease costs for the three and six months ended June 30, 2023 and 2022 were $13 thousand $27 thousand, $14 thousand and $29 thousand, respectively.

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

2023 (remaining)	$29
2024	48
2025	12
Total lease payments	89
Less: imputed interest	(5)
Total lease liabilities	$84

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

The Unaudited Condensed Consolidated Financial Statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account and a certificate of deposit as of both June 30, 2023 and December 31, 2022. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

The Company’s derivative liability as of June 30, 2023 and December 31, 2022 is comprised of warrants issued in connection with the registered public offering completed in August 2022 (“August 2022 Public Offering”) discussed in Note 6. The derivative liability is classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value on a recurring basis. See Note 6 for further information on the fair value of the derivative liability.

6.    COMMON STOCK, PREFERRED STOCK AND WARRANTS

At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $2.0 million. Roth is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the Sales Agreement. As of June 30, 2023, no issuances of securities have occurred in connection with the ATM.

Series B Preferred Stock

On March 23, 2023, the Board of Directors declared a dividend of one one-thousandth of a share of Series B Preferred Stock (“Series B Preferred Stock”) for each outstanding share of Class A common stock held of record on April 3, 2023. The value of the Series B Preferred Stock issued in connection with the stock dividend was immaterial.

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

All shares of Series B Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split Proposal and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series B Preferred Stock.

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

At the annual meeting of stockholders of the Company held on May 24, 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its outstanding Class A common stock. All shares of Series B Preferred Stock that did not vote in person or by proxy were redeemed in whole by the Company. Shares of Series B Preferred Stock that did vote in person or by proxy will need to request redemption from the Company at a rate of $0.001 per share in cash. As of June 30, 2023, no shareholders of Series B Preferred Stock have requested such redemption. As of the filing date, the Company’s Board of Directors has not declared a reverse stock split.

Warrants

The Company issued warrants to purchase an aggregate of 36,000,000 shares of Class A common stock (“Public Warrants”) in connection with the August 2022 Public Offering, as more fully described in the 2022 10-K. The Public Warrants did not meet the guidance for being classified as an equity instrument due to a potential price reset prompted by a change in an unrelated instrument’s conversion rate or, in the event of a fundamental transaction, settlement rights that differ from those of the underlying common stockholders. Accordingly, the Public Warrants are being accounted for as a derivative liability instrument. The fair value of the derivative liability as of June 30, 2023 and December 31, 2022 was $4.5 million and $6.9 million, respectively. The change in the fair value of the derivative liability was recognized as a component of nonoperating income (expense) in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the Public Warrants as of June 30, 2023 and December 31, 2022 was determined using both a Monte Carlo simulation model, which uses multiple input variables to determine the probability of the occurrence of a price reset or a fundamental transaction and the Black-Scholes option pricing model. The following table includes the share price and the inputs used to estimate the fair value of the warrants:

	June 30,	December 31,
	2023	2022
Stock price	$0.19	$0.31
Warrant term (in years)	4.11	4.61
Expected volatility	86.02%	80.90%
Risk-free interest rate	4.29%	4.04%
Dividend rate	0.00%	0.00%

The 36,000,000 outstanding liability classified Public Warrants have an exercise price of $0.75 per share, are exercisable upon issuance and will expire five years following the date of issuance. No Public Warrants were exercised or cancelled during the six months ended June 30, 2023.

The Company has outstanding equity-classified warrants to purchase 593,924 shares of Class A common stock at a weighted average exercise price of $16.32, with expiration dates ranging from October 2023 to February 2026. During the six months ended June 30, 2023, no warrants were exercised or cancelled.

7.    STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (“2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the 2022 10-K. On January 1, 2023, pursuant to the automatic increase provision of the 2022 Plan, the number of shares authorized for issuance increased from the initial 1,121,272 to 13,215,973. As of June 30, 2023, the remaining shares available for grant were 734,223 under the 2022 Plan and 455,000 under the Inducement Plan.

During the six months ended June 30, 2023, the Company granted 11,088,460 stock options out of the 2022 Plan and 25,000 stock options out of the Inducement Plan at a weighted average exercise price of $0.29 per share. The options vest over one to four years and expire ten years after the grant date.

The following table includes the weighted-average assumptions used in the Black-Scholes option pricing model and the related weighted-average grant-date fair values of stock options granted during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.75%	2.89%	3.93%	2.63%
Expected volatility	79.29%	75.09%	79.45%	74.66%
Expected term (years)	5.26	5.57	5.70	5.62
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair value, per share	$0.11	$0.70	$0.20	$1.34

During the six months ended June 30, 2023, the Company's non-employee directors received a grant of 332,216 restricted stock units at weighted average grant date fair value of $0.16 per share.

As of June 30, 2023, there were an aggregate of 12,270,338 stock options outstanding with a weighted average exercise price of $1.56 per share and 276,848 unvested restricted stock units outstanding with a weighted average grant date fair value of $0.16 per share.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales	$5	$4	$9	$7
Selling, general and administrative	339	224	659	470
Research and development	76	(49)	157	104
Total stock-based compensation expense	$420	$179	$825	$581

As of June 30, 2023, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock units was $3.4 million which will be amortized over the weighted-average remaining requisite service period of 1.2 years.

8.    BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic:
Net loss available to common stockholders - basic	$(1,648)	$(3,810)	$(4,142)	$(8,156)
Weighted average common shares outstanding - basic	28,219,824	3,928,704	28,216,641	3,858,676
Loss per share - basic	$(0.06)	$(0.97)	$(0.15)	$(2.11)

Diluted:
Net loss available to common stockholders - diluted (1)	$(1,648)	$(3,810)	$(4,142)	$(8,156)
Weighted average common shares outstanding - diluted (1)	28,219,824	3,928,704	28,216,641	3,858,676
Loss per share - diluted	$(0.06)	$(0.97)	$(0.15)	$(2.11)

(1)	For the three and six months ended June 30, 2023, no adjustment was made to the numerator and no incremental shares were added to the denominator for the Public Warrants being accounted for as a derivative liability, as the Public Warrants were out-of-the-money during the periods. Refer to Note 6 for additional information about the Public Warrants.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	12,270,338	1,070,404	12,270,338	1,070,404
Restricted stock units	276,848	20,281	276,848	20,281
Warrants	36,593,924	593,924	36,593,924	593,924

9.    COMMITMENTS AND CONTINGENCIES

The Company is obligated under a license agreement with Advanced NeuroRehabilitation, LLC to pay a 4% royalty on net revenue collected from the sale of devices covered by the patent-pending technology. During the three and six months ended June 30, 2023 and 2022, the Company recorded royalty expense from the sale of devices of approximately $10 thousand, $14 thousand, $5 thousand and $12 thousand, respectively, in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product sales, net:
United States	$175	$63	$250	$63
Canada	69	56	100	239
Total product sales, net	244	119	350	302
Other revenue	12	—	17	7
Total revenue	$256	$119	$367	$309

Two customers accounted for 64% and one customer accounted for 35% of net product sales for the three and six months ended June 30, 2023 and two customers accounted for 91% of accounts receivable, net as of June 30, 2023. A single customer accounted for 13% and 41% of net product sales for the three and six months ended June 30, 2022 and 89% of accounts receivable, net as of December 31, 2022.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements are made, without limitation, in relation to the Company’s future growth and operational progress, including expected enrollment, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., the impacts of the current global macroeconomic environment on the Company, the issuance by CMS of rules regarding coverage of emerging technologies, clinical development plans, product development activities, the safety and effectiveness of the Company’s product, sufficiency of cash and availability of funds, and operating costs. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve our business objectives, the impact on the Company of global macroeconomic conditions including effects from disruptions in the banking system and financial markets, and the COVID-19 pandemic, the effect of inflation and increased interest rates on our ability to operate our business and access capital markets, the success of our business plan, including our ability to secure contracts with rehabilitation clinics, obtain national Medicare coverage and a reimbursement code so that the PoNS device is covered by Medicare and Medicaid, to build internal commercial infrastructure, secure state distribution licenses, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers, market awareness of the PoNS device, availability of funds, manufacturing, labor shortage and supply chain risks, our ability to maintain and enforce our intellectual property rights, clinical trials and the clinical development process, the product development process, the regulatory submission review and approval process, our operating costs and use of cash, and our ability to achieve significant revenues and other factors discussed in the section entitled “Item 1A. Risk Factors” in our 2022 10-K and those described from time to time in our future reports filed with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to us as of the date hereof, and reflect our current judgment regarding our business plans, we cannot guarantee future results, events, levels of activity, performance or achievement and our actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We do not intend, and undertake no obligation, to update or revise any of the forward-looking statements as a result of new information, future events or otherwise or to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Recent Developments

Corporate Updates

On April 21, 2023, we filed a definitive proxy statement seeking stockholder approval for a reverse stock split of our outstanding Class A common stock at a ratio in the range of 1-for-10 to 1-for-80 to be determined at the discretion of the Company’s Board of Directors. At the annual meeting of stockholders on May 24, 2023, stockholders voted to approve the reverse stock split.

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

Presently, PoNS Therapy is not covered by Center for Medicare and Medicaid (“CMS”) or reimbursed by any third-party payers in the U.S. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment, or DME, benefit category. While there are currently no applicable Healthcare Common Procedure Coding System, or HCPCS, codes to describe the PoNS device or mouthpiece, we intend to use miscellaneous codes – E1399 (Miscellaneous durable medical equipment) and A9999 (Miscellaneous DME supply or accessory, not otherwise specified) until specific HCPCS codes are created. We initially applied for unique HCPCS codes during the third quarter of 2021. In order to address CMS’s request for additional information to “further understand the PoNS device indication for use,” we decided to move forward and collect additional clinical and real-world data. As such, through our ongoing PoNSTEP study and ongoing registry program, we plan to resubmit for unique HCPCS codes upon availability of a body of evidence that we consider adequate and sufficient to address CMS’s questions. We expect to re-engage with CMS in mid-2023.

We will continue to monitor the development of CMS’s new pathway for coverage of innovative new devices, Transitional Coverage of Emerging Technology (“TCET”), which is replacing the repealed Medicare Coverage of Innovative Technologies rule. CMS is expected to share more about TCET with the public for comments in 2023. As we follow the evolution of TCET, we will continue to assess our evidence generation strategy to reach the greatest potential to gain CMS reimbursement benefits as a result of our Breakthrough designation in MS.

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

Our Patient Therapy Access Program (“PTAP”), launched in June 2022 and effective through June 2023, provided qualifying patients access to PoNS therapy at a significantly reduced price. The PTAP was not renewed and terminated on June 30, 2023.

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

Results of Operations

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenue:
Product sales, net:
United States	$175	$63	$112
Canada	69	56	13
Total product sales, net	244	119	125
Other revenue	12	—	12
Total revenue	256	119	137
Cost of revenue	184	88	96
Gross profit (loss)	72	31	41
Operating expenses:
Selling, general and administrative expenses	2,569	2,461	108
Research and development expenses	684	953	(269)
Amortization expense	38	47	(9)
Total operating expenses	3,291	3,461	(170)
Loss from operations	(3,219)	(3,430)	211
Nonoperating income (expense)
Interest income (expense), net	89	—	89
Change in fair value of derivative liability	1,223	—	1,223
Foreign exchange (loss) gain	259	(380)	639
Other income (expense), net	—	—	—
Nonoperating income (expense), net	1,571	(380)	1,951
Loss before provision for income taxes	(1,648)	(3,810)	2,162
Provision for income taxes	—	—	—
Net loss	$(1,648)	$(3,810)	$2,162

Revenue

The increase in net product sales for the three months ended June 30, 2023 as compared with the same period in the prior year was primarily attributable to increased U.S. sales of PoNS systems under the PTAP driven, in part, by patients’ efforts to secure the favorable PTAP pricing prior to the termination of PTAP on June 30, 2023. Commercial product sales in the United States commenced in April 2022.

Cost of Revenue

The cost of revenue increase for the three months ended June 30, 2023 was primarily attributable to higher sales compared to the same period in the prior year.

Gross Profit

Gross profit for the three months ended June 30, 2023 increased compared to the same period in the prior year. As a percentage of total revenue, the increase in gross profit resulted from greater absorption of fixed overhead costs across the higher unit volume on PoNS system sales, partially offset by a greater mix of lower margin PoNS system sales under the PTAP in the current year period.

Selling, General and Administrative Expense

The increase in selling, general and administrative expenses resulted from a $0.1 million increase in professional fees incurred primarily in connection with certain registration statement filings with the Securities and Exchange Commission.

Research and Development Expense

The decrease in research and development expenses was driven primarily by a decrease in product development expenses and clinical trial activities as we transitioned our focus from product development and clinical trials to U.S. commercialization activities.

Amortization Expense

Amortization expense was primarily comprised of the amortization of acquired finite-lived intangible assets. The change in amortization expense period over period is primarily due to certain intangible assets becoming fully amortized.

Nonoperating income (expense)

Interest Income (Expense), Net

Net interest income for the three months ended June 30, 2023 was primarily attributable to interest income earned on investments of excess cash in an unrestricted money market savings account and a certificate of deposit.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the warrants issued in connection with the public offering completed on August 9, 2022 are being accounted for as a derivative liability instrument. The change in fair value of derivative liability for the three months ended June 30, 2023 of $1.2 million was due to a decrease in our stock price.

Foreign Exchange (Loss) Gain

The change in foreign exchange (loss) gain was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Revenue:
Product sales, net:
United States	$250	$63	$187
Canada	100	239	(139)
Total product sales, net	350	302	48
Other revenue	17	7	10
Total revenue	367	309	58
Cost of revenue	306	212	94
Gross profit (loss)	61	97	(36)
Operating expenses:
Selling, general and administrative expenses	5,443	5,280	163
Research and development expenses	1,570	2,717	(1,147)
Amortization expense	77	94	(17)
Total operating expenses	7,090	8,091	(1,001)
Loss from operations	(7,029)	(7,994)	965
Nonoperating income (expense)
Interest income (expense), net	189	—	189
Change in fair value of derivative liability	2,444	—	2,444
Foreign exchange (loss) gain	254	(163)	417
Other income (expense), net	—	1	(1)
Nonoperating income (expense), net	2,887	(162)	3,049
Loss before provision for income taxes	(4,142)	(8,156)	4,014
Provision for income taxes	—	—	—
Net loss	$(4,142)	$(8,156)	$4,014

Revenue

The increase in net product sales for the six months ended June 30, 2023 as compared with the same period in the prior year was primarily attributable to increased U.S. sales of PoNS systems driven, in part, by patients’ efforts to secure favorable PTAP pricing prior to the termination of PTAP on June 30, 2023 as well as the fact that commercial product sales in the United States did not commence until April 2022. This increase was partially offset by lower Canada product sales resulting mostly from prior year sales including approximately $120 thousand of revenue recognized in connection with the delivery of the remaining 16 PoNS devices that had been included as noncash consideration in the Company’s acquisition of Heuro Canada, Inc.

Cost of Revenue

The cost of revenue increase for the six months ended June 30, 2023 was primarily attributable to higher sales compared to the same period in the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2023, decreased compared to the same period in the prior year. As a percentage of total revenue, the decrease in gross profit resulted primarily from a greater mix of lower margin PoNS system sales under the PTAP in the U.S. during the current year period.

Selling, General and Administrative Expense

The increase in selling, general and administrative expenses was the result of a $0.5 million increase in professional fees incurred primarily in connection with certain registration statement filings with the Securities and Exchange Commission, which was largely offset by a $0.3 million decrease in personnel related costs.

Research and Development Expense

The decrease in research and development expenses was driven primarily by a decrease in product development expenses and clinical trial activities as we transitioned our focus from product development and clinical trials to U.S. commercialization activities.

Amortization Expense

Amortization expense was primarily comprised of the amortization of acquired finite-lived intangible assets. The change in amortization expense period over period is primarily due to certain intangible assets becoming fully amortized.

Nonoperating income (expense)

Interest Income (Expense), Net

Net interest income for the six months ended June 30, 2023 was primarily attributable to interest income earned on investments of excess cash in an unrestricted money market savings account and a certificate of deposit.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the warrants issued in connection with the public offering completed on August 9, 2022 are being accounted for as a derivative liability instrument. The change in fair value of derivative liability for the six months ended June 30, 2023 of $2.4 million was due to a decrease in our stock price.

Foreign Exchange (Loss) Gain

The change in foreign exchange (loss) gain was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$8,599	$14,549
Working capital	8,741	14,709

Our available capital resources have been primarily used to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our Class A common stock, which most recently included $16.3 million in net proceeds we received from a public offering of our Class A common stock and warrants completed in August 2022 (“August 2022 Public Offering”) as discussed in more detail in Note 8 to our Consolidated Financial Statements included our 2022 10-K. As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the Company entered into a sales agreement related to our at-the-market offering program under which we may offer and sell shares having gross proceeds up to $2.0 million.

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

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash used in operating activities	$(5,930)	$(8,346)	$2,416
Net cash used in investing activities	(20)	(6)	(14)
Net cash provided by financing activities	—	620	(620)
Effect of foreign exchange rate changes on cash	—	—	—
Net decrease in cash and cash equivalents	$(5,950)	$(7,732)	$1,782

Net Cash Used in Operating Activities

The lower level of cash used in operating activities in the six months ended June 30, 2023 primarily resulted from the decrease in net loss for the six months ended June 30, 2023 as compared with the same period in the prior year.

Net Cash Used in Investing Activities

Our investing activities are primarily related to the purchases of property and equipment.

Net Cash Provided by Financing Activities

We did not complete any public or private offerings of our Class A common stock during the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2022, we paid $24 thousand of accrued share issuance costs related to a public offering of Class A common stock completed in November 2021.

Cash Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $4.1 million and $8.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $155.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These and other factors indicate substantial doubt about our ability to continue as a going concern. Refer to Note 1 to our Unaudited Condensed Consolidated Financial Statements for additional discussion about our going concern uncertainty.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the six months ended June 30, 2023, our risk factors have not changed materially from those risk factors previously disclosed in our 2022 10-K. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 10-K. The risks described in our 2022 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 10, 2023	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Dated: August 10, 2023	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer, Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)