Form 10-K
period 2023-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2024-03-28
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $9.58 per share, was approximately $5,259,746. As of March 21, 2024, there were 887,295 shares of the registrant’s Class A common stock outstanding.

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

The forward-looking statements in this Form 10-K include but are not limited to statements relating to: the Company’s future growth and operational progress, including manufacturing activities for the PoNS device, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., our ability to receive reimbursement coverage under Medicare, Medicaid or under other insurance plans, clinical development plans, product development activities, plans for U.S. Food and Drug Administration, or FDA, filings and their subsequent approvals, other foreign or domestic regulatory filings, the safety and effectiveness of our product, our market awareness, our ability to compete effectively, the ability and limitation of our manufacturing sources, our distribution network, the adequacy of our intellectual property protection, our future patent approvals, our future expenses and cash flow, our ability to become profitable, our future financing arrangements, our accountants’ future perspective including any going concerns, any future stock price, and our ability to build commercial infrastructure.

Such forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by Helius, are inherently subject to significant business, economic, competitive political and social uncertainties and contingencies. The factors and assumptions used by management of the Company to develop such forward-looking statements include, but are not limited to, uncertainties associated with the Company’s capital requirements to achieve its business objectives, availability of funds, the ability to find additional sources of funding, manufacturing, labor shortage and supply chain risks, including risks related to manufacturing delays, the Company’s ability to obtain national Medicare insurance coverage and to obtain a reimbursement code, the Company’s ability to continue to build internal commercial infrastructure, secure state distribution licenses, market awareness of the PoNS device, future clinical trials and the clinical development process, the product development process and FDA regulatory submission review and approval process, other development activities, ongoing government regulation and other factors included in the section entitled “Risk Factors.”

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Annual Report. The principal factors and uncertainties include, among others:

●	We have a history of losses and may not achieve or sustain profitability in the future;
●	Global macroeconomic conditions remain volatile and uncertain due in part to geopolitical conflicts, banking and financial markets disruptions, supply chain disruptions, labor shortages, increased inflation and high interest rates, and any adverse impacts of such conditions could significantly harm our business or negatively affect our ability to obtain financing;
●	We will require additional financing to carry out our plan of operations, and failure to obtain such financing may cause our business to fail;
●	We currently only have one product, the PoNS device, which is authorized for commercial distribution in Canada, Australia, and in the U.S. for treatment of MS, and we have not obtained authorization and/or certification to distribute the PoNS device commercially in Europe or in the U.S. for other indications and may never obtain such authorizations and/or certifications;
●	We may encounter substantial delays in planned clinical trials, and planned clinical trials may fail to demonstrate the safety and efficacy of the PoNS device to the satisfaction of regulatory authorities;
●	Generation of revenue related to the PoNS technology is dependent on the PoNS Therapy® being prescribed by physicians in the U.S. and our ability to train physical therapists in the supervision of the use of the PoNS Therapy;
●	Market awareness of the PoNS device is limited, and the neuromodulation market is new and uncertain;
●	We are dependent on third-party scientists and research institutions, in part, for research and development and on third parties for the manufacture and distribution of our product;
●	Third parties may gain access to our technology if our intellectual property protection is insufficient;
●	We may be subject to various litigation claims and legal proceedings, including intellectual property litigation, which may adversely affect our business;
●	Commercialization of our product outside of Canada, Australia, and the U.S. for indications other than MS is dependent on obtaining market authorization and/or certification from the FDA and foreign regulatory authorities, which will require significant time, research, development, and clinical study expenditures and ultimately may not be successful;
●	Failure to secure contracts with workers’ compensation and third-party administrators or rehabilitation clinics could have a negative impact on our sales and would have a material adverse effect on our business, financial condition and operating results;
●	Failure to obtain a Healthcare Common Procedure Coding System code and benefit category determination so that the PoNS device may be more easily covered by Medicare could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results;
●	If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure;
●	We face ongoing government scrutiny and regulation in connection with the development of product candidates and following marketing authorization and/or certification;
●	After commercialization, a product recall or the discovery of serious safety issues with our products could have a significant adverse impact on us;
●	Our controls and security measures may not be successful in avoiding cybersecurity incidents; and
●	We are reliant on third-party, single-sourced contract manufacturing, exposing us to risks that could delay our sales or result in higher costs or lost product revenues including additional related risks resulting from the transition of our manufacturer.

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

Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implantable medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS Therapy is integral to the overall PoNS solution and is the physical therapy applied by patients during use of the PoNS device. PoNS has marketing clearance in the U.S. for use in the U.S. as a short-term treatment of gait deficit due to mild-to-moderate symptoms for multiple sclerosis (“MS”) and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We began accepting prescriptions for PoNS in the U.S. in March 2022, and commercial sales of PoNS commenced in April 2022. PoNS is authorized for sale in Canada for three indications: (i) as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with physical therapy; (ii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy; and (iii) for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from stroke, to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we have been seeking a business partner to commercialize and distribute PoNS in Australia.

PoNS Device

The PoNS device is a non-implantable medical device comprised of a controller and a mouthpiece that are connected by a cord. The controller is worn around the neck and the mouthpiece sits on the tongue during treatment. PoNS Therapy utilizes the PoNS device in conjunction with supervised therapeutic exercise. The PoNS Therapy consists of condition specific exercises for movement control, including balance and gait training and breathing and awareness training, which are tailored to focus on the individual patient’s functional deficits. The PoNS Therapy is completed over a period of 14 weeks. During the first 2 weeks, the PoNS Therapy is mostly administered in a rehabilitation or physical therapy clinic by a PoNS trained therapist and, to a lesser extent, performed at home. The remaining 12 weeks are completed at home with weekly clinic visits to monitor rehabilitation progress, assess improvements and ensure the therapy intensity remains appropriate. When the device is on, the 143 gold-plated electrodes on the mouthpiece send mild electrical signals to the tongue. These impulses stimulate sensory nerves in the tongue that have direct pathways to the brain, through the brain stem. The combination of mild stimulation with supervised therapeutic exercise promotes neuromodulation and likely trigger neuroplastic effects, which potentially lead to functional improvements in balance and gait. During each clinic visit and at the end of the 14-week therapy, the clinic downloads and reviews the PoNS usage data from the device. This usage data in combination with the detail of the completed treatment assessments gives the clinician and the patient a unique and powerful method to assess treatment progress. The patient initiates their PoNS Therapy sessions with the PoNS device initially under the supervision of the clinicians, then through regular check-ins.

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

Findings from a National MS Society study estimate that nearly 1 million people in the U.S. are living with MS of which approximately 25-30% are on Medicare and 93,000 people in Canada are living with MS. The National MS Society estimates that 2.9 million people live with MS globally. The U.S. and Canada have the highest rates of MS, with 337.9 to 362.6 cases per 100,000 in the U.S., and 291 cases per 100,000 in Canada. Given the nature of this neurodegenerative disease, these individuals and their caretakers are active in exploring treatment options that may resolve or delay the progression of symptoms. There is also a well-established advocacy framework.

Mobility disability and walking impairment are among the most debilitating consequences of MS with approximately 85% of individuals diagnosed with MS reporting gait impairment as a major limitation in their daily lives. Gait is one of the most important bodily functions for MS patients and gait parameters, such as walking speed and stride length, have been shown to be significant predictors of patient’s independence in daily activities. A survey of 436 patients found that 45% reported a mobility disability in the first month following diagnosis, with upwards of 90% of patients reporting a mobility disability within 10 years of their diagnosis. Additionally, 50-80% of MS patients suffer from balance and gait dysfunction and over 56% fall at least once within a three-month period. It has also been reported that unemployment rates in MS patients range from 24-80% with higher rates associated with decreased ambulation and mobility. The Centers for Disease Control, or CDC, reports that individuals with disabilities, like MS, that result in limited mobility are at greater risk for health problems including injury, mental health and depression, overweight and obesity, pain, pressure sores or ulcers and other issues.

A 2016 economic analysis of MS found the total lifetime costs per person with MS to be $4.1 million, with average yearly healthcare costs ranging from $30 thousand to $100 thousand based on the severity of the disease, and averaging $65 thousand more in yearly healthcare costs than that of someone without MS. In 2019, the total economic burden attributed to MS in the U.S was $85.4 billion and the average annual cost of living with MS was $88.5 thousand.

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

Overview of TBI and Current Available Treatments

There are an estimated 49.0 million people globally, with over 5.3 million in the U.S. and 760,000 in Canada, who have sustained a TBI. Every year there are 27.2 million newly diagnosed TBIs globally, of which 2.8 million and 165,000 occur in the U.S. and Canada, respectively. This condition often has a significant impact on one’s quality of life, negatively affecting independence, employability, productivity, mental health and participation in the community. Rehabilitation is often required following a TBI for resulting motor, cognitive and behavioral impairments. Approximately 80% of individuals who sustain a TBI report balance impairment. The current standard of care to address balance issues following a TBI is supervised therapeutic exercise. While supervised therapeutic exercise can help to promote balance recovery, individuals are often unable to return to their full function and are left living with a balance deficit.

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

Overview of Stroke and Current Available Treatments

According to the World Health Organization, there are more than 101 million people across the globe who have experienced a stroke, and over 12 million new strokes occur each year. In the U.S., approximately 650,000 people survive a new stroke each year and an estimated 7 million Americans live with ongoing complications of stroke. The Canadian Chronic Disease Surveillance System states that stroke is the third leading cause of death in Canada and the tenth largest contributor to disability-adjusted life years (the number of years lost due to ill-health, disability or early death). About 878,500 Canadian adults aged 20+ have experienced a stroke (2018-2019) and with the population aging, more and more Canadians are at risk. This condition often has a significant impact on the ability on one’s functionality, negatively affecting independence, employability, productivity, mental health and participation in the community. In addition, more than 80% of the survivors have a gait impairment. Rehabilitation is required following a stroke for resulting motor, cognitive and behavioral impairments. Most province public health systems in Canada offers stroke rehabilitation services along with private establishments. The potential for commercial opportunity for PoNS in order to support all these public and private establishments is wide. PoNS Therapy offers new opportunities for this type of service by enhancing physical rehabilitation and helping attain the desired goals.

PoNS Clinical Trials and Scientific Support in MS

There are two peer-reviewed published studies reporting on the results of clinical trials comparing active PoNS + PT vs a no frequency pulse sham device (placebo PoNS) + PT in subjects with mild and moderate MS: Tyler et al. Journal of Neuro Engineering and Rehabilitation 2014, 11:79 and Leonard et al. Multiple Sclerosis Journal Experimental, Translational and Clinical January-March 2017: 19 DOI: 10.1177/ 2055217317690561

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

Summary results of the registrational study (Ptito et al. 2020) in mild to moderate TBI subjects with balance deficit:

●	The trial, launched in 2015 in conjunction with the U.S. Army Medical Research and Materiel Command, or the USAMRMC and conducted at seven sites in the U.S. and Canada, evaluated 122 randomized subjects.
●	The primary efficacy endpoint, although failing to demonstrate a between-group difference (p<0.081), showed a higher responder rate in the HFP arm with 71.2% of subjects experiencing a greater than 15-point improvement on the SOT composite score) as compared to 63.5% in the LFP arm over a 5-week treatment period.
●	The key secondary efficacy endpoints demonstrated a statistically significant increase (p<0.0005) in SOT composite scores from baseline for the pooled arms with a mean improvement of 18.3 points at two weeks of treatment and of 24.6 points at five weeks of treatment.
●	The primary safety endpoint demonstrated a decrease in the frequency of falls as determined by daily event(s) during the in-clinic phase of the study (week two).
●	The secondary safety endpoint demonstrated a decrease in the frequency and severity of headaches (by the Headache Disability Index) from baseline to end of treatment (at week 5).
●	No device-related serious adverse events were observed.

Summary of the results of the 26-week long-term treatment study (2019) in people with mmTBI:

●	The study, performed to evaluate the durability of response to the PoNS Therapy over a 26-week period (14-week therapy followed by 12-week washout period) conducted at the Tactile Communication Neurorehabilitation Laboratory at the University of Wisconsin-Madison and sponsored by the U.S. Army, enrolled 22 mild-to-moderate subjects with gait deficit.
●	The primary efficacy endpoint, although similar to the registrational study, did not show a separation on the composite SOT score improvement between the HFP and LFP groups, confirmed the trend of a higher response rate in the HFP group.
●	The secondary endpoint showed a 29.8-point improvement of the composite SOT score from baseline in the HFP-treated group at the end of 14 weeks of treatment.
●	At the end of the 12-week washout period, the participants maintained, on average, the same SOT composite score achieved over the 14 weeks of PoNS Therapy.
●	The study confirmed the favorable safety profile shown in the registrational study.

These studies demonstrated that the PoNS Therapy could, on average, allow people with mmTBI who had balance deficit reach, over 14 weeks of treatment, and maintain, over 12-week post-treatment, an SOT composite score within or above the normal range. Furthermore, in a subset of nine participants, who underwent sequential magnetic resonance imaging (MRI) scans, showed meaningful structural and functional changes in specific brain areas consistent with PoNS therapeutic effect on the balance function.

PoNS Clinical Evidence and Scientific Support in Stroke

In a clinical study (2017) published by Dr. Mary Galea, PoNS Therapy displayed a statistically significant effect on improving balance deficit after 2 weeks of intense physical therapy rehabilitation with PoNS, as compared to high-intensity physical therapy alone. The study was conducted in an in-patient rehabilitation setting on 10 patients who were in the subacute stroke phase and with therapy intensity higher than in most stroke rehabilitation settings.

The following is a summary of the real-world evidence (“RWE “) database analysis of stroke patients treated with PoNS in Australia:

●	The combined intervention with PoNS was significantly more effective than high intensity physiotherapy alone for the rehabilitation of balance in stroke survivors.
●	After two weeks of therapy, the median score on the Mini-BEST was 22.0 in the PoNS-treated group, compared to 13 in the control group, providing a clinically significant and meaningful therapeutic outcome, especially when considering that a cut-off score of 17.5 has been shown to discriminate between fallers and non-fallers with chronic stroke (> 6 months).

Gait deficit treatment outcomes for PoNS-treated individuals were analyzed through a RWE retrospective analysis of clinical data from 10 clinical rehabilitation settings in Canada sites. The RWE dataset consisted of 31 consecutive stroke patients that started treatment between March 2019 and November 2022. Patients included in this data set met the criteria for mild to moderate chronic stroke based on the rating of gait (walking) ability. Gait performance was determined using the FGA. FGA at Baseline and at Week 14, as well as changes form Baseline to Week 14 and FGA values at intermediate time points were summarized using means, standard deviations, medians, minimum and maximum values and where appropriate using 95% confidence intervals.

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

Safety and Tolerability Profile of PoNS Therapy

PoNS Therapy has an excellent high safety profile. Overall, the therapy is safe and well tolerated. Reported adverse events were mild and typically related to baseline comorbidities and not PoNS treatment. In Dr. Galea’s two-week randomized controlled study, no serious device-related adverse events were reported for any subject treated with PoNS. Similarly, in the MS and TBI randomized studies, there were no serious PoNS device-related adverse events in any disease groups. Furthermore, there were reductions from baseline in fall rate and in the Headache Disability Index (“HDI”) and improvements in sleep quality were also reported in the TBI studies.

The PoNS device has been used in clinical rehabilitation settings with over 480 patients since March 4, 2019 to treat balance and gait disorders with more than 180,000 patient sessions recorded. An exhaustive search of the HMI complaint records for 33 patients identified with a diagnosis of stroke yields a total of 13,960 patient sessions and no serious device-related events have been recorded along with zero reportable adverse events.

Regulatory Status Worldwide

Canadian Regulatory Status: mmTBI, MS and Stroke

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

On March 26, 2021, we received marketing authorization from the FDA of the PoNS device for use as a short-term treatment of gait deficit due to mild-to-moderate symptoms of MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only.

On February 29, 2024, we received Healthcare Common Procedure Coding System (HCPCS) codes for the PoNS controller and for the PONS mouthpiece, which will become effective on April 1, 2024.

We will continue monitoring the development by Centers for Medicare & Medicaid Service (“CMS”) of a
new pathway for coverage of innovative new devices, Transitional Coverage of Emerging Technology (“TCET”), which is replacing the repealed Medicare Coverage of Innovative Technologies (“MCIT”) rule. CMS is expected to share more about TCET with the public for comments in 2024. As we follow the evolution of TCET, we will continue to assess our evidence generation strategy to maximize the potential to gain CMS reimbursement benefits as a result of our Breakthrough designation in MS. While we will continue to monitor this, we will also remain focused on building out our reimbursement strategy for both commercial and government payers.

We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to the initiation of CMS or broad commercial payer coverage, the primary source of sales have been self-pay patients. We expect to continue to support the cost of the PoNS Therapy by collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers once HCPCS codes become effective.

In September 2021, we started activities to set up and implement a new study as part of a Therapeutic Experience Program, or PoNSTEP, with NYU Langone Health as our first Center of Excellence clinical site. Since then, we have added five additional clinical sites to the program. Recruitment site information can be found on clinicaltrials.gov. PoNSTEP is a Helius-sponsored, open label observations, interventional multi-center outcome research trial designed to assess adherence to on-label PoNS Therapy for improvement in gait deficits with MS in a real-world clinical setting. The study measures subjects’ adherence to PoNS Therapy, which combines the PoNS device with physical therapy, to better understand the relationship between adherence to the treatment regimen and therapeutic functional outcome. The primary endpoint of the study is maintenance of gait improvement from the end of supervised therapy (Phase 1) to the end of unsupervised therapy (Phase 2) in relation to the subject’s adherence to PoNS Therapy. The secondary endpoints are improvement of gait and balance deficit over time, and clinical global impression of change. Enrollment commenced in the second half of 2022 and is expected to be completed in 2024 with targeted participation of approximately forty to fifty patients with MS.

U.S. Regulatory Status: Stroke

In August 2021, we received Breakthrough Designation for the PoNS device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. With Breakthrough Designation received, a clinical trial of PoNS Therapy in stroke participants in collaboration with Medical University of South Carolina commenced in 2023 with initial patient enrollments beginning in the second half of 2023. An open label study to evaluate the therapeutic benefit of PoNS in chronic stroke subjects will start enrolling participants in the first quarter 2024 in three sites in the U.S. and Canada as part of our registrational program for gait and balance deficit due to stroke. Enrollment for both studies is expected to be completed by the end of 2024 with a submission to FDA targeted for mid-to-late 2025.

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

European Regulatory Status

In December 2018, we submitted an application for CE certification with a notified body in the European Union (“EU”), which, if granted, would allow us to CE mark and market the PoNS device in the EU. During the second quarter of 2019, we engaged with our notified body in Europe to answer questions that we received from them as part of the conformity assessment of our PoNS device for CE certification. In August 2019, we withdrew our application to be CE certified due to uncertainty in Europe caused by the switch from the Medical Device Directive, or MDD, to the Medical Device Regulation, or MDR, Brexit, and the withdrawal of Lloyd’s Register Quality Assurance, our notified body, from the EU notified body business. We have engaged G-MED NA (North America) as our ISO registrar and will reconsider submitting to the EU when conditions stabilize.

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

HTC Exclusive Distribution Agreement

On March 3, 2023, we entered into an Exclusive Distribution Agreement with Health Tech Connex, Inc. (“HTC”) (“HTC Exclusivity Agreement”), whereby, subject to certain terms and conditions, we granted to HTC the exclusive right to provide the PoNS Therapy in the Fraser Valley and Vancouver metro regions of British Columbia, where HTC has operated a PoNS authorized clinic since February 2019. HTC purchases the PoNS devices for use in these regions exclusively from us and on terms no less favorable than the then-current standard terms and conditions. This HTC Exclusivity Agreement replaces the previous Clinical Research and Co-Promotion Agreement (“HTC Co-Promotion Agreement”) between the parties dated October 2019.

Product Development, Manufacturing and Logistics Services

The commercial design of the PoNS device is currently manufactured and assembled by Key Tronic Corporation (“Key Tronic”), our contract manufacturing partner since 2017, at its facility located in Oakdale, Minnesota. Key Tronic manufactures devices for engineering and design verification testing and for our FDA submission as well as commercial devices for launch inventory. During the third quarter of 2023, the Company began implementing the transition of the manufacturing of PoNS device controllers and mouthpieces from Key Tronic to Minnetronix, Inc in St. Paul, MN. The Company expects this transition to be fully completed by mid-2024. We remain ultimately responsible for the compliance of our submissions and products and for the activities performed on our behalf.

We place an emphasis on protecting our patented technology, trade secrets and know-how and only share confidential information on an as needed basis. Both Minnetronix and Key Tronic are registered as medical device manufacturers in good standing with the FDA and along with Cambridge Consultants, our design services supplier, are certified in accordance with International Organization for Standardization, or ISO, 13485, a comprehensive quality management system for the design and manufacture of medical devices. HMI maintains a compliant quality management system certified to ISO 13485:2016 and compliant with MDSAP requirements for the U.S., Canada and Australia.

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

Commercialization

Canadian Commercialization Efforts

In March 2019, we commenced the commercialization of our PoNS Therapy in Canada, where PoNS became the first and only device authorized by Health Canada for the treatment of balance deficit due to mmTBI. Throughout 2019, we made important progress in advancing and refining our commercialization strategy in Canada building access, awareness and credibility for the PoNS Therapy, including the acquisition of the Heuro Canada, Inc. (“Heuro”) operating entity of

HTC. These efforts, which were led by our local Canadian commercial team, included the establishment of our authorized clinic network throughout Canada, launching digital marketing campaigns, and building key opinion leader and advocacy networks.

On March 18, 2020, the Company received notification that its Canadian Class II license amendment application for the treatment of gait deficit in patients with mild and moderate symptoms from MS, when used in conjunction with physical therapy, was successful and received marketing authorization for PoNS from Health Canada.

On March 9, 2023, we announced the authorization from Health Canada to market PoNS Therapy for the treatment of gait deficit due to mild and moderate symptoms from stroke. This indication is instrumental as it is one of the most significant indications impacting balance and gait in Canada, and it provides the opportunity to extend options for coverage through government and third-party payers.

Following in-depth market analysis and field intelligence, our Canadian commercial team began an expansion plan to increase the number of authorized PoNS clinics. During the year ended December 31, 2023, we authorized 22 new clinical locations to have 81 clinic locations across Canada as of December 31, 2023. In addition to continuing to increase the number of clinic locations, we have shifted our focus to driving patient throughput to these clinics.

The value dossiers for mmTBI, stroke and MS that were created in mid-2020 to fully demonstrate in both scientific and financial terms, the merits of PoNS Therapy for claimants are now being utilized along with submissions from clinics on behalf of their patients. The dossiers are provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI is focused on the auto collision insurance and workers’ compensation (“WC”), market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits and charitable foundations that support these patient conditions. Our reimbursement strategy for stroke is focused on private payers while also demonstrating to public health organizations the benefits and potential PoNS Therapy could provide within their respective networks.

As part of our overall PoNS Therapy strategy, we are also gathering comprehensive health economic assessments of treatment outcomes. These data will, in-turn, be used to support our applications for WC, auto insurance and commercial insurance reimbursement initiatives in Canada, the U.S. and other markets around the world.

The real-world results from the collective experience of our patients that have completed the 14-week PoNS Therapy, in Canada thus far, have been encouraging. Consistent with what we observed in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial MS and mmTBI patients demonstrated improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. The majority of patients had a mean patient adherence to treatment of over 90% and showed significant improvement in their balance and gait with a meaningful clinical difference at the end of their treatment. Similar results were observed in the treatment of patients with symptoms from stroke. The consistency of the patient results from our initial commercial experience supports our plans to expand access PoNS Therapy in Canada.

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

In June 2022, we launched the Patient Therapy Access Program (“PTAP”) program, which provided qualifying patients access to PoNS Therapy at a significantly reduced price. Through the PTAP program, the Company collected important health information that helped gain insight into the value of PoNS on key therapeutic outcomes that supplemented the data collected through clinical trials and real-world data. The PTAP was not renewed and terminated on June 30, 2023.

In December 2022, we launched an e-commerce site in the US to make it easier for patients to obtain PoNS devices, and began processing orders in January 2023. Accessed via ponstherapy.com, the site is powered through a new partnership with UpScriptHealth, a leading telehealth company focused on making medications and devices available direct-to-consumer. UpScriptHealth’s platform provides for (1) online health evaluations with qualified medical providers, (2) fulfillment of prescriptions required for PoNS Therapy and (3) shipping of PoNS devices directly to the homes of eligible patients in the United States. The UpScriptHealth platform makes it possible for people with MS to have a PoNS device delivered directly to their doorstep.

During 2021, we contracted with an industry consultant to conduct a health economic study of PoNS. Based upon the results of this study and comparing PoNS to other medical devices utilizing similar patented technologies we established a U.S. list price for the PoNS device of $25,700, comprised of $17,800 for the controller and $7,900 for the mouthpiece. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment (“DME”), benefit category. We initially applied for unique Healthcare Common Procedure Coding System (“HCPCS”) codes during the third quarter of 2021. In order to address CMS’s request for additional information to “further understand the PoNS device indication for use”, we decided to monitor real-world utilization of PoNS Therapy and collect additional clinical evidence through our ongoing PoNSTEP study and our registry program. Based on consistent reports of positive therapeutic benefits experienced by MS patients through our commercial programs, we reapplied for HCPCS codes in the second quarter of 2023 leveraging new information, addressing their questions and providing further support in favor of obtaining unique HCPCS codes for PoNS. In February 2024, CMS assigned HCPCS Level II codes A4593, “Neuromodulation stimulator system, adjunct to rehabilitation therapy regime” to describe the PoNS controller and A4594, “Neuromodulation stimulator system, adjunct to rehabilitation therapy regime, mouthpiece each” to describe the PoNS mouthpiece. The new HCPCS codes will be effective April 1, 2024. We expect to interact again with CMS in the second half of 2024 – to seek Medicare final payment determinations for both codes to be effective at the next scheduled date of October 1, 2024. Concurrently, we will be approaching various third-party payers to negotiate coverage under these codes. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers once the HCPCS codes become effective.

Commercialization in Other Markets

We submitted an application to be CE certified in December 2018. In preparation for our launch in the United Kingdom (“UK”), and the EU, we entered into a consulting agreement with a UK-based company with expertise in the development of new services in the healthcare industry to leverage local market insights to develop a comprehensive commercialization strategy and tactical plan for launch of the PoNS Therapy in the UK. As previously described, in August 2019, we withdrew our application to be EU certified and will revisit our UK and EU commercialization plans as terms of CE/UKCA certification become clearer under the new regulations.

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

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, in part due to supply chain disruptions, labor shortages, global conflicts and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in the recent years and at times have adversely affected our access to capital and have increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions continue to remain volatile or decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, global conflicts such as the conflicts in Ukraine and in the Middle East, and steps taken by governments and central banks as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. Although we may take measures to mitigate these impacts, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

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

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. In the United States, sales of our products depend in significant part on the availability and adequacy of coverage and reimbursement from third party payors for our product and for services that use our products.  Third-party payors include government authorities such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. The process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate that the payor will pay for the product or service. Moreover, a payor’s decision to provide coverage does not imply that an adequate reimbursement rate will be approved.  Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the prices charged for, examining the medical necessity, safety, and efficacy of, and assessing the cost-effectiveness of medical products. The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls and restrictions on reimbursement. Any such downward pressure on the reimbursement for our products could limit our ability to realize an appropriate return on our investment in product development.

CMS has indicated that it is developing a program that would provide a pathway for expedited transitional coverage of emerging technologies under the Medicare program, though that rule has yet to be released. While we will continue to monitor this, we will also remain focused on building out our reimbursement strategy for both commercial and government payers. We continue to work with Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

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

In addition, ANR has agreed that ownership of any improvements, enhancements or derivative works of the Patent Pending Rights that are developed by HMI or ANR shall be owned by HMI, provided that if HMI decides not to patent such improvements, ANR may choose to pursue patent rights independently. Pursuant to the Sublicense Agreement, HMI has agreed to pay ANR royalties equal to 4% of HMI’s revenues collected from the sale of devices covered by the Patent Pending Rights and services related to PoNS Therapy or use of devices covered by the Patent Pending Rights in therapy services. The Sublicense Agreement provides that the sublicense granted by ANR to HMI, if in good standing, shall not be cancelled; limited or impaired in any way should there be a termination of the master license granted by the inventors to ANR, which was acknowledged by the inventors in the Sublicense Agreement. On June 6, 2014, HMI and ANR entered into a second amended and restated sublicense agreement, or the Second Sublicense Agreement, which acknowledges the Reverse Merger (see “Our Corporate History – Acquisition of Helius Medical, Inc and Concurrent Financing” below) and adds us as a party to the agreement.

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

Company Owned Intellectual Property

As of February 14, 2024, we have filed 36 U.S. patent applications related to various technical and ornamental aspects of the PoNS device: 15 non-provisional patent applications that describe various technical features in the current version device and 21 design patent applications describing various ornamental designs. We are the sole assignee for these 36 U.S. patent filings. In addition to the first issued patent (U.S. Patent No. 9,072,889), the USPTO has issued 14 utility patents and 21 design patents.

In addition to our U.S. patents, we have been granted 22 foreign utility patents (nine in Australia, five in Russia, two in Canada, two in Israel, two in Europe (validated in France, Germany, Italy, UK and Spain), one in UK and one in Eurasia, or EA (validated in all eight Eurasian member-states), and 33 foreign design patents (three in Australia, nine in Canada, six in Russia, and fifteen registered community designs in Europe).

Further, we have 11 foreign utility patent applications that are currently pending: three in Europe, two in each of Australia, Canada and Russia and one in each of China and Israel, and one design patent application that is currently pending in Canada.

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

We are the owner of the trademark registrations for the Helius and PoNS Therapy marks in the U.S. as well as the trademark registration for the Helius mark in Canada and the trademark registrations for the PoNS mark in Europe, Israel, and New Zealand. We have also applied for the PoNS trademark in Russia, China and Australia along with the Helius trademark in Australia, and the Helius Medical trademark in the U.S.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or

QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

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

Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability through its eSTAR submission form. If the eSTAR does not pass technical screening (i.e., an eSTAR is provided where none of the attachments to a question are relevant to the question, or if an inaccurate response is provided to any question), the submission may be put on an early Technical Screening hold for 180 days, until a complete replacement eSTAR is submitted. An applicant must submit the requested information before the FDA will proceed with additional review of the submission. Once the 510(k) submission is accepted for review, by regulation, the FDA has 90 days to review and issue a determination. As a practical matter, clearance often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

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

Clinical Trials

Clinical trials are typically required to support a PMA and are sometimes required to support a 510(k) or de novo submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board, or IRB, overseeing the investigation at each clinical trial site is required.

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

Healthcare providers, physicians, and third party payers play a primary role in the recommendation and use of our current products and will do so for any future products we commercialize. Arrangements with third party payers, healthcare providers and physicians expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products. In the United States, we are subject to various federal and state anti-fraud and abuse laws, including, without limitation, the federal health care program Anti-Kickback Statute, the federal civil False Claims Act, and the health care fraud provisions of the federal Health Insurance Portability and Accountability Act.

The Anti-Kickback Statute makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, lease, or order , or arranging for or recommending, any good or service, including a device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” expressly includes kickbacks, bribes, or rebates and also has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute, however, those exceptions and safe harbors are drawn narrowly, and there may be no available exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants, or charitable donations. Practices that involve remuneration to those who prescribe, purchase, or recommend medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties, damages, disgorgement and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Various states have adopted laws similar to the Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors.

The federal civil False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds or knowingly presenting or causing to be presented a false statement or record material to payment of a false claim or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim and the potential for exclusion from participation in federal healthcare programs. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. Various states have adopted laws similar to the False Claims Act, and many of these state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government.

The federal Health Insurance Portability and Accountability Act (“HIPAA”) imposes criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

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

U.S. Healthcare Reform

In the United States, there has been significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Because private payers often follow Medicare and Medicaid coverage policy and payment limitations in setting their own reimbursement rates, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers. We expect to experience pricing pressures in connection with the sale of our due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative and regulatory measures.

Such legislative changes in the United States include the Affordable Care Act (ACA), which intended to broaden access to health insurance, reduced or constrained the growth of healthcare spending, enhanced remedies against healthcare fraud and abuse, added new transparency requirements for healthcare and health insurance industries, and imposed additional health policy reforms. We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal, state, and foreign governments will pay for healthcare products and services, which could result in limited coverage and reimbursement of, reduced demand for, or additional pricing pressures on our products.

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

European Union

We submitted an application for a CE certification of the PoNS device with our UK based notified body in December 2018. In August 2019, we withdrew our application for the CE certification conformity process procedure due to notified body activities being delayed by Brexit and the upcoming medical devices regulation changes. We have engaged G-MED NA as our notified body and will reconsider submitting to the EU when conditions stabilize. The successful completion of this review would result in CE certification of the PoNS device in the EU, which now excludes the UK. Some EU member states have additional notification requirements that we expect to satisfy before we launch our PoNS Therapy in those member states. Once the PoNS device is placed into the EU market, post market requirements apply including but not limited to:

●	ensuring that the labeling promotes only intended use(s) of the device which have been certified;
●	assessment of product modifications for significant changes may require license amendments;

●	post-market surveillance including vigilance reporting, which requires manufacturers report to authorities if our PoNS device caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and
●	other post-approval restrictions or conditions.

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

Data Privacy and Security Laws; Breaches

Medical device companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Personally identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. The FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which may be more stringent, broader in scope or offer greater individual rights with respect to PHI, than HIPAA, and many of which differ from each other, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”) which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The amendments introduced by the CPRA went effect on January 1, 2023, and new implementing regulations continue to be introduced by the California Privacy Protection Agency, a dedicated California privacy regulator. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition to the CCPA, numerous other states’ legislatures are considering similar laws that will require ongoing compliance efforts and investment. For example, Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available.

In the European Union, the General Data Protection Regulation, including as implemented in the UK (collectively “GDPR”), imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines for the most serious breaches of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU to the U.S. and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The adequacy decision concludes that the U.S. ensures an adequate level of protection (compared to that of the EU) for personal data transferred from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework. The adequacy decisions of the European Commission are subject to periodic reviews and may be amended or withdrawn. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. Compliance with EU data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming.  Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data. A lack of valid transfer mechanisms for GDPR-covered data could increase exposure to enforcement actions and may affect our business operations and require commercial cost (including potentially limiting our ability to collaborate/work with certain third parties and/or requiring an increase in our data processing capabilities in the EU/UK). Further, the European/UK data protection laws (including laws on data transfers) may also be updated/revised, accompanied by new guidance and/or judicial/regulatory interpretations, which could entail further impacts on our compliance efforts and increased cost.

Additionally, other countries outside of Europe/UK have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe/UK will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

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

On October 30, 2019, we acquired Heuro, a company incorporated under the federal laws of Canada. Heuro is an indirect wholly owned subsidiary of HMC, a company incorporated under the federal laws of Canada. HMC is our operating subsidiary in Canada.

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

As of December 31, 2023, we had 22 full-time employees, of which 20 are located in the United States and 2 are located in Canada. None of our employees were covered by collective bargaining agreements. We have not experienced any interruptions of operations due to disputes with our employees.

Talent Acquisition, Development and Retention

Hiring, developing, and retaining high-performing employees is important to our operations and we are focused on creating experiences that foster growth, performance and retention. Retaining and acquiring the right talent in this competitive environment, particularly at speed and scale, will continue to be a priority. Our workforce reflects talent from diverse perspectives.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2023 and 2022, we incurred a net loss of $8.9 million and $14.1 million, respectively, and used cash in operating activities of $10.4 million and $14.3 million, respectively. We have an accumulated deficit of $160.0 million as of December 31, 2023. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, stock-based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. Although we have received a medical device license from Health Canada to market the PoNS device in Canada, marketing authorization from the FDA for the sale of our PoNS device in the U.S. and market authorization from the TGA in Australia, we expect to continue to incur substantial losses for the foreseeable future as we continue to expand our commercialization efforts.

We will require additional financing to carry out our plan of operations and if we are unable to obtain such financing, our business may fail.

During the year ended December 31, 2023, we generated approximately $0.6 million in revenue from the commercial sales of products in the United States and Canada. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stocks, warrants and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment, and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Form 10-K. While we had $5.2 million of cash as of December 31, 2023, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we will require additional financing to fund our operations beyond the second quarter of 2024. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures.

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

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product on terms unfavorable to us.

Our operations to date have principally been financed by public and private offerings of our common stock warrants and convertible debt and exercises of warrants and options. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product, future revenue streams, research programs or product candidates, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

In connection with our management’s assessment, our report from our independent registered public accounting firm for the fiscal year ended December 31, 2023 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. We believe our existing capital resources will be sufficient to fund our operations through the second quarter of 2024. We also expect our expenses to increase as we continue to conduct trials of PoNS Therapy® and as we pursue further regulatory approvals, and maintain, expand and protect our intellectual property portfolio. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Global macroeconomic instability could adversely affect our ability to raise additional financing.

Generally, global macroeconomic conditions remain uncertain, largely due to the effects of geopolitical conflicts in the Ukraine and in the Middle East, disruptions in the banking system and financial markets, increased inflation and sustained high interest rates. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

Risks Related to the Development and Commercialization of our Product

We currently only have one product which is approved in the U.S. only for treatment of gait deficit, for MS and otherwise only in Canada and Australia.

We currently have no products CE certified and CE marked for commercial distribution in Europe, or in any other country outside of Canada, the U.S. and Australia. In the U.S. we have not received marketing authorization for use of the PoNS device other than for MS. In addition, the FDA has previously rejected our de novo application for marketing authorization of the PoNS device for mmTBI. In Europe, we are developing the PoNS device for use in the neuromodulation market, but we cannot begin marketing and selling the device in Europe until we obtain applicable CE certificate of conformity from a notified body in the EU after successful completion of a conformity assessment procedure. The process of obtaining regulatory authorization and/or certification is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of a product. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the authorization and/or certification of a product or rejection of a regulatory application altogether.

We are developing the PoNS device for other indications, or symptoms caused by neurological disorders, and will be required to commit our own resources to fund development of any other indications and each would require separate regulatory clearance, certification or other marketing authorization in other territories. The costs of such development efforts and regulatory clearance, certification or other marketing authorization could be substantial and would likely require additional funding, and each such indication would be subject to the same foregoing risks and uncertainties for FDA clearance/authorization.

Obtaining FDA marketing authorization is expensive and uncertain, generally takes several years, and generally requires detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA authorization for commercial distribution. Even if we were to obtain regulatory authorization, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

Our PoNS technology is a novel form of neurostimulation therapy, and the medical community tends not to adopt new therapies very rapidly. If physicians elect not to prescribe the PoNS Therapy, we will be unable to generate significant revenue.

Our continued deployment strategy depends on physicians prescribing the PoNS Therapy to patients with relevant neurological disorders and physical therapists being trained in the supervision of patients’ use of our treatment. Novel technologies are usually more slowly adopted by the medical community, as the medical community tends to be very conservative. Physicians may elect not to use our products for a variety of reasons, including:

●	lack or perceived lack of evidence supporting the beneficial characteristics of our technology;
●	limited long-term data on the use of PoNS technology for therapy;
●	physicians’ perception that there are insufficient advantages of our product relative to currently available products or compared to supervised therapeutic exercise alone;
●	our inability to effectively train physical therapists in the supervision of patients’ use of PoNS Therapy;
●	hospitals may choose not to purchase our product;
●	group purchasing organizations may choose not to contract for our product, thus limiting availability of our products to hospital purchasers;
●	lack of coverage or adequate payment from managed care plans and other third-party payers for our product;
●	Medicare, Medicaid or other third-party payers may limit or not permit reimbursement for our product; and
●	the development or improvement of competitive products.

If the medical community is slow to adopt, or declines to adopt our PoNS device for neurostimulation therapy, we will not be able to generate significant revenues which would have a material adverse effect on our business.

There is limited market awareness of our product, and the neuromodulation market is new and uncertain.

There is currently limited market awareness of our product. In order to succeed, we must, among other things, increase market awareness of our PoNS Therapy and expand our sales and marketing strategy. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated. In addition, if the neuromodulation market fails to become more integrated in neurological therapy, it could have a materially adverse effect on our business and financial position.

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

There can be no assurance that we will be able to establish ourselves in the neurostimulation market, or, if established, that we will be able to maintain our market position. Our commercial opportunity may be reduced if our competitors develop new or improved products that are more convenient, more effective or less expensive than our product is. Additionally, technologies developed by our competitors may render the PoNS device uneconomical or obsolete.

Risks Related to our Reliance on Third Parties

We are, and will continue to be, dependent in significant part on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product.

We rely, and will continue to rely, on third-party research institutions, collaborators and consultants. Such third-party research institutions, collaborators and consultants may determine to cease providing services to us at any time, which would delay our product development and commercialization efforts.

We depend on third parties for the manufacture and distribution of our product and the loss of our third-party manufacturer and distributor could harm our business.

We depend on our third-party contract manufacturing partner to manufacture and supply our PoNS device for clinical and commercial purposes. Additionally, we depend on a different third-party distribution partner to warehouse and ship our products to customers. Our reliance on a third-party manufacturer and a distribution provider to supply us with our PoNS device and to provide such other distribution services exposes us to risks that could delay our sales or result in higher costs or lost product revenues. In addition, our manufacturers have experienced and could continue to experience difficulties in securing long-lead time components, achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, or fail to follow and remain in compliance with the FDA-mandated Quality System Regulations, or QSR, compliance which is required for all medical devices, or fail to document their compliance to the QSR, any of which could result in their inability to manufacture sufficient quantities of our commercially available product to meet market demand or lead to significant delays in the availability of materials for our product and/or FDA enforcement actions against them and/or us.

If we are unable to obtain adequate supplies of our product that meet our specifications and quality standards, it will be difficult for us to compete effectively. While we have supply and quality agreements in place with our manufacturer, they may change the terms of our future orders or choose not to supply us with products in the future. Furthermore, if our manufacturer fails to perform its obligations, we may be forced to purchase our product from other third-party manufacturers, which we may not be able to do on reasonable terms or in sufficient time, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to produce and distribute our product in a timely manner.

We are currently in the process of transitioning our manufacturing functions to a new contract manufacturer and any delays in the manufacturing process as a result of this transition could harm our business.

During the third quarter of 2023, the Company began implementing the transition of the manufacturing of PoNS device controllers and mouthpieces from its third-party contract manufacturing partner, Key Tronic Corporation, to Minnetronix, Inc. The Company expects this transition to be fully completed by mid-2024, but it is possible that completing the transition could create delays or disruptions in the manufacturing process, or could affect the performance specifications of our PoNS device. Any delays or disruptions in the manufacturing of our PoNS device during the completion of this transition could negatively impact our business.

The occurrence of any delay, assurance of quality standards and applicable regulatory requirements and any terms that our new contract manufacturer may require us, could harm our ability to meet the demand for our products in a timely and cost-effective manner, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may face risks to our technology and intellectual property as a result of our conducting business outside of the U.S., including as a result of our strategic arrangement with A&B (and subsequent transfer of assets to CMS and CMS Medical Hong Kong Limited), and particularly in jurisdictions that do not have comparable levels of protection of corporate proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. While these risks are common to many companies, conducting business in certain foreign jurisdictions, housing technology, data and intellectual property abroad, or licensing technology to joint ventures with foreign partners may have more significant exposure. Pursuant to our agreement with A&B, we transferred ownership of certain of our Asian patents, patent applications, and product support material for the PoNS device from us to A&B and granted to A&B, among other things, an exclusive license to market, promote, distribute and sell the PoNS device solely within specified Asian territories. Subsequently, A&B partnered with other companies in other foreign jurisdictions in connection with the development and manufacturing of the PoNS device, which may expose us to material risks of theft of our proprietary information and other intellectual property, including technical data, manufacturing processes, data sets or other sensitive information. For example, our product or components may be reverse engineered by other business partners or other parties, which could result in our patents being infringed or our know-how or trade secrets stolen. The risk can be by direct intrusion wherein technology and intellectual property is stolen or compromised through cyber intrusions or physical theft through corporate espionage, including with the assistance of insiders, or via more indirect routes.

Risks Related to Government Regulation

Before we can market and sell our products for additional indications, we are required to obtain marketing authorization and/or certification from the FDA and foreign regulatory authorities. These authorizations and/or certifications will take significant time and require significant research, development, and clinical study expenditures, and ultimately may not succeed.

Before we begin to label and market the PoNS Therapy for new uses in the U.S., we are required to obtain marketing authorization via a de novo classification and clearance request for our product or approval of pre-market approval application from the FDA, unless an exemption from pre-market review applies. While we have marketing authorization for the PoNS Therapy in the U.S. for use as a short-term treatment of gait deficit due to mild-to-moderate symptoms of MS, we have not received regulatory authorization or approval for any other indication. The process of obtaining regulatory authorizations or approvals, including completion of the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all.

In April 2019, the FDA declined our request for de novo classification and clearance for mmTBI, in part due to insufficient clinical evidence regarding effectiveness of our product from mmTBI. Following a pre-submission meeting with the FDA, we are assessing the feasibility of a clinical program to advance the development of a study aimed to obtain clearance for gait and balance deficits in mmTBI if nondilutive financing to fund the program becomes available. The FDA has substantial discretion in the de novo review process and may refuse to accept any future application(s) or may decide that our data are insufficient to grant the de novo request and require additional pre-clinical, clinical, or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit, or prevent marketing authorization and/or certification from the FDA or other regulatory authorities.

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

We are currently engaged in multiple clinical trials and may continue to pursue additional clinical trials in the future. Clinical trials are complex, expensive, time consuming, uncertain as to outcome and are subject to substantial and unanticipated delays. Before we may begin clinical trials, if a clinical trial is determined to present a significant risk, we may be required to submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study. Because we do not have the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them. Moreover, any failure to abide by the applicable regulatory requirements by us, our CROs, and/or clinical trial sites may result in regulatory enforcement action against such third parties or us.

We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Delays can be costly and could negatively affect our ability to complete a clinical trial and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize the PoNS device. If we are unable to complete such planned clinical trials, or are unsuccessful in doing so, we may be unable to advance the PoNS device to regulatory authorization and/or certification, and commercialization, which would harm our business, financial condition, and results of operations.

We are, and will continue to be, dependent in significant part on outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product.

We are and will continue to conduct clinical trials to obtain FDA marketing authorization. We rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. These third parties and we are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications or may subject them or us to regulatory enforcement actions. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials may be required to be conducted with a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory marketing authorization and/or certification process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory marketing authorization and/or certification of or successfully commercialize our product candidate. As a result, our financial results and the commercial prospects for our product candidate would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If any of our relationships terminate with these third-party CROs, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially affect our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

If we are unable to obtain coverage or adequate reimbursement for our products, use of our products may decline and our ability to generate revenue may be decreased.

In the U.S., the commercial success of our existing product and any future products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our products. The existence of coverage and adequate reimbursement for our products by government and private payers is critical to market acceptance of our existing and future products. Suppliers are not likely to furnish our existing and any future products if they do not receive adequate reimbursement for our products.

Many private payers currently base their reimbursement policies on the coverage decisions and payment amounts determined by CMS, which administers the Medicare program. Others may adopt different coverage or reimbursement policies for our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for our products in an adequate amount, if at all. A Medicare national or local coverage decision denying coverage for one or more of our products could result in private and other third-party payers also denying coverage for our products. Third-party payers also may deny reimbursement for our products if they determine that a product was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payers underscore the uncertainty that our products face in the market and could have a material adverse effect on our business.

The healthcare industry in the U.S. has experienced a trend toward cost containment as government and private payers seek to control healthcare costs by paying service providers lower rates. While we believe that suppliers will be able to obtain coverage for our products, the level of payment available to them for our products may change over time. Federal and state healthcare programs, such as Medicare and Medicaid, closely regulate program payment levels and have sought to contain, and sometimes reduce, payment levels. Private payers frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payers are adopting pay-for-performance programs that differentiate payments to suppliers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. Because of these programs, and related payer efforts to reduce payment levels, suppliers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our product profitably if third-party payers deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payers to suppliers could adversely affect our ability to market, sell our products, and negatively affect our financial performance.

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

We are subject to numerous healthcare laws that place limitations and requirements on the manner in which we conduct our business, including our sales and promotional activities and interactions with healthcare professionals and facilities. In some instances, our interactions with healthcare professionals and facilities that occurred prior to commercialization (e.g., the granting of stock options) could have implications at a later date. The laws that may affect our ability to operate include, among others:

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. Penalties for violations of the Anti-Kickback Statute include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal healthcare programs, and the curtailment or restructuring of operations.
●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to an obligation to pay money to the government, or false or fraudulent claim to knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals may share in amounts paid by the entity to the government in recovery or settlement. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.
●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value, directly or indirectly, to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients.

If our operations are found to be in violation of any of the laws described above or any other domestic or foreign laws and governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Even after marketing authorization and/or certification for our product is obtained, we are subject to extensive post-market regulation by the FDA and equivalent foreign competent authorities. Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

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

The health of the global economy as well as the stability of the social fabric of our society affects our business and operating results. Global economic conditions in recent years have been volatile and disruptive due a number of factors such as geopolitical conflicts including those in Ukraine and in the Middle East, disruptions in the banking system and financial markets, supply chain disruptions, labor shortages, increased inflation and sustained high interest rates. These conditions from time to time have, and could in the future, caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, negatively impacting our business and results of operations. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions have impacted, and may continue to adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. Furthermore, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

As long as we remain a non-accelerated filer, we are exempt from the attestation requirement in the assessment of our internal control over financial reporting by our independent auditors pursuant to section 404(b) of the Sarbanes-Oxley Act of 2002 but are required to make our own internal assessment of the effectiveness of our internal controls over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting.

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

Despite the implementation of security measures, our information technology, communication networks and related systems, and those of third parties on which we rely, could be damaged, disrupted, breached or otherwise compromised from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions (including ransomware attacks) over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. No network or system can ever be completely secure, and the risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, in October 2019, we were the victim of a business email compromise fraud which resulted in our incurring a loss of approximately $0.1 million. If any such attack, intrusion or other event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or cybersecurity incident was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of the PoNS device or any future product candidate could be delayed. If a cybersecurity incident results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such cybersecurity incidents.

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

Not applicable.

ITEM 1C.CYBERSECURITY

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our product development, to communicate internally and externally, to operate our accounting and record-keeping functions, to store and access data including sensitive patient data and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees, customers or patients, violation of data privacy or security laws, litigation, and legal, financial and reputational risk.

In coordination with third-party consultants, we have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems and data. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program and employee training. We conduct annual reviews and tests of our information security program to evaluate its effectiveness and improve our security measures and planning.

To operate our business, we utilize certain third-party service providers and vendors to support a variety of functions. We seek to engage reliable, reputable service providers and vendors that maintain cybersecurity programs, and we implement a vetting process to ensure that all third-party service providers and venders comply with our cybersecurity program requirements. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.

Governance

Our Board of Directors holds oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. Oversight of such cybersecurity risks is executed directly by the Board of Directors. The Board receives reports and engages in regular discussions with management regarding the Company’s significant risk exposures resulting from material cybersecurity threats and the measures implemented to monitor and reasonably manage these risks.

Our Director of Information Technology leads our information security organization and reports to our Chief Executive Officer and Chief Financial Officer on matters related to cybersecurity who then in turn report to the Board of Directors any material information regarding such cybersecurity matters. Our Director of Information Technology has over 30 years of IT experience and has developed a focus of experience in the healthcare industry.

ITEM 2.	PROPERTIES

The Company leases corporate office space in Newtown, Pennsylvania under an operating lease that expires in March 2025. The lease does not contain any options to extend. We believe our current facility is adequate for our needs.

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

Holders

As of March 21, 2024, there were approximately 38 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implantable medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS Therapy® is integral to the overall PoNS solution and is the physical therapy applied by patients during use of the PoNS neuromodulation stimulator. PoNS has marketing clearance in the U.S. for use in the U.S. as a short-term treatment of gait deficit due to mild-to-moderate symptoms for MS, and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We began accepting prescriptions for PoNS in the U.S. in March 2022, and commercial sales of PoNS commenced in April 2022. PoNS is authorized for sale in Canada for three indications: (i) as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with physical therapy; (ii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy; and (iii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from stroke, to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we have been seeking a business partner to commercialize and distribute PoNS in Australia.

Recent Developments

Corporate Updates

On September 28, 2023, the Company announced that Wolters Kluwer Health – Medi-Span® assigned universal product code numbers to the Company’s PoNS device controller and mouthpiece. The NDC/UPC/HRI codes for the PoNS device controller is 64288-00046 at $25,700 and the PoNS mouthpiece is 64288-00043 at $7,900. In February 2024, the Company confirmed that the PoNS device and mouthpiece are also listed on the First Data Bank (“FDB”) Prizm® database.

Previously, on September 19, 2022, the Company received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the bid price for the Company’s Class A Common Stock (“common stock”) had closed below $1.00 per share for the prior 30-consecutive business day period and that the Company had been granted a 180-day grace period, through March 20, 2023, to regain compliance with Nasdaq Marketplace Rule 5550(a)(2) (the "Minimum Bid Price Rule"). Subsequently, on March 21, 2023, the Company was granted a second 180-day grace period through September 18, 2023.

On August 31, 2023, following a reverse stock split of the Company’s common stock as described below, the Company received formal notification from Nasdaq confirming that is had regained compliance, and that the Company satisfied all other applicable criteria for continued listing on the Nasdaq Stock Market. As a result of the determination, the listing matter is closed.

At the annual meeting of stockholders on May 24, 2023, the Company’s stockholders voted to approve a reverse stock split of the Company’s outstanding common stock at a ratio in the range of 1-for-10 to 1-for-80 to be determined at the discretion of the Company’s Board of Directors (the “Board”). On August 11, 2023, the Board approved a 1-for-50 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) and on August 15, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on August 16, 2023, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on August 17, 2023. All share and per share amounts in this Report have been reflected on a post-split basis.

During the third quarter of 2023, the Company began implementing the transition of the manufacturing of PoNS device controllers and mouthpieces to Minnetronix, Inc. from its previous contract manufacturer, Key Tronic Corporation. The majority of this transition was completed by the end of 2023, and the Company expects the transition to be fully completed by mid-2024.

Presently, PoNS Therapy is not covered by Center for Medicare and Medicaid (“CMS”) or reimbursed by any third-party payers in the U.S. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment, or DME, benefit category. We initially applied for unique Healthcare Common Procedure Coding System (“HCPCS”) codes during the third quarter of 2021. In order to address CMS’s request for additional information to “further understand the PoNS device indication for use”, we decided to monitor real-world utilization of PoNS Therapy and collect additional clinical evidence through our ongoing PoNSTEP study and our registry program. Based on consistent reports of positive therapeutic benefits experienced by MS patients through our commercial programs, we reapplied for HCPCS codes in the second quarter of 2023 leveraging new information addressing their questions and providing further support in favor of obtaining unique HCPCS codes for PoNS. In February 2024, CMS assigned HCPCS Level II codes A4593, “Neuromodulation stimulator system, adjunct to rehabilitation therapy regime” to describe the PoNS controller and A4594, “Neuromodulation stimulator system, adjunct to rehabilitation therapy regime, mouthpiece each” to describe the PoNS mouthpiece. The new HCPCS codes will be effective April 1, 2024. We expect to interact again with CMS in the second half of 2024 – to seek Medicare final payment determinations for both codes to be effective at the next scheduled date of October 1, 2024.

We will continue to monitor the development of CMS’s new pathway for coverage of innovative new devices, Transitional Coverage of Emerging Technology (“TCET”), which is replacing the repealed Medicare Coverage of Innovative Technologies rule. CMS is expected to provide additional information about TCET to the public for comments in 2024. As we follow the evolution of TCET, we will continue to assess our evidence generation strategy to reach the greatest potential to gain CMS reimbursement benefits as a result of our Breakthrough designation in MS.

We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to the initiation of CMS or broad commercial payer coverage, we anticipate the primary source of sales will be self-pay patients. We expect to support the cost of the PoNS Therapy by offering a cash pay discount, collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers once the HCPCS codes become effective.

Our Patient Therapy Access Program (“PTAP”), launched in June 2022 and effective through June 2023, provided qualifying patients access to PoNS Therapy at a significantly reduced price. The PTAP was not renewed and terminated on June 30, 2023.

Material Trends and Uncertainties

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, in part due to supply chain disruptions, labor shortages, global conflicts and increased inflation. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in recent years and at times have adversely affected our access to capital and have increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions continue to remain volatile or decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, global conflicts such as the conflicts in Ukraine and in the Middle East, and steps taken by governments and central banks as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. Although we may take measures to mitigate these impacts, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

Other Trends and Uncertainties

To successfully commercialize, we need to continue to build infrastructure necessary to grow our business including adding headcount and implementing or upgrading business systems. Competition for talent in today’s labor market may impact our ability to add headcount and to recruit talent with the expertise we need to develop our commercial infrastructure.

In response to the aforementioned challenges and trends, we have supplemented our personnel including quality resources at our contract manufacturer. Additionally, during the third quarter of 2023, we began implementing the transition of the manufacturing of PoNS device controllers and mouthpieces to Minnetronix, Inc. from our previous contract manufacturer, Key Tronic Corporation. We expect the transition to be fully completed by mid-2024.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Revenue:
Product sales, net:
United States	$324	$318	$6
Canada	281	460	(179)
Total product sales, net	605	778	(173)
Other revenue	39	9	30
Total revenue	644	787	(143)
Cost of revenue	583	463	120
Gross profit	61	324	(263)
Operating expenses:
Selling, general and administrative expenses	9,271	10,640	(1,369)
Research and development expenses	2,942	4,262	(1,320)
Amortization expense	117	181	(64)
Goodwill and fixed asset impairment	159	757	(598)
Total operating expenses	12,489	15,840	(3,351)
Loss from operations	(12,428)	(15,516)	3,088
Nonoperating income (expense)
Interest income (expense), net	257	(834)	1,091
Change in fair value of derivative liability	2,966	3,027	(61)
Foreign exchange (loss) gain	275	(756)	1,031
Other income (expense), net	80	7	73
Nonoperating income (expense), net	3,578	1,444	2,134
Loss before provision for income taxes	(8,850)	(14,072)	5,222
Provision for income taxes	—	—	—
Net loss	$(8,850)	$(14,072)	$5,222

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

The decrease in total net product sales was primarily attributable to lower Canada product sales. The decrease in Canada product sales resulted primarily from the inclusion of approximately $120 thousand of revenue recognized in connection with the delivery of the remaining 16 PoNS devices that had been included as noncash consideration in the Company’s acquisition of Heuro in the prior year sales. Other revenue for the years ended December 31, 2023 and 2022 was related to the amortization of the up-front payment we received in connection with agreements that contained an exclusive distribution right.

Cost of Revenue

The increase in cost of revenue was primarily attributable to fixed overhead costs, including salaries and benefits of employees involved in management of the supply chain and certain production costs.

Gross Profit

Gross profit for the year ended December 31, 2023 was $61 thousand compared to gross profit of $324 thousand for the same period in the prior year. Reduced absorption of fixed overhead costs across the lower unit volume of PoNS device sales in 2023 as compared to the prior year was the primary reason for this decrease.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses was primarily from a $0.6 million decrease in stock-based compensation and a $0.6 million decrease in payroll taxes including the $0.5 million Employee Retention Credit claims we filed for the prior eligible periods. Refer to Note 9 to our consolidated financial statements for detailed information about stock-based compensation.

Research and Development Expenses

The decrease in research and development expenses was driven primarily by decreases in product development expenses and clinical trial activities as we transitioned our focus from product development and clinical trials to U.S. commercialization activities beginning in 2022.

Amortization Expense

Amortization expense is primarily comprised of the amortization of acquired finite-lived intangible assets. The decrease in amortization expense is primarily due to certain intangible assets becoming fully amortized during the year ended December 31, 2023. Refer to Note 6 to our Consolidated Financial Statements for additional information about the composition of intangible assets.

Goodwill and Fixed Asset Impairment

During the third quarter of 2023, we recorded an impairment of $0.2 million for certain machinery used in the production of our inventory. During the third quarter of 2022, we recorded a goodwill impairment charge of $0.8 million, reducing the goodwill balance to zero. Refer to Note 3 to our Consolidated Financial Statements for additional information.

Nonoperating Income (Expense)

Interest Income (Expense), Net

Net interest income for the year ended December 31, 2023 was primarily attributable to interest income earned on investments of excess cash in an unrestricted money market savings account, money market mutual funds, treasury bills and a certificate of deposit. We recorded $0.9 million of non-cash interest expense for the year ended December 31, 2022 in connection with the derivative liability classification of warrants issued in connection with the August 2022 Public Offering. Refer to Note 8 to our Consolidated Financial Statements for additional information. The interest expense for the year ended December 31, 2022 was offset by $0.1 million of interest income earned on investments of excess cash in an unrestricted money market savings account and a certificate of deposit.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 8 to our Consolidated Financial Statements, the warrants issued in connection with the August 2022 Public Offering are being accounted for as a derivative liability instrument. The change in fair value of derivative liability for the year ended December 31, 2023 of $3.0 million is the result of the decrease in our stock price offset partially by reduced outstanding warrant exposure due to warrant exercises during the year.

Foreign Exchange (Loss) Gain

The foreign exchange gain for the year ended December 31, 2023 was primarily due to lower Canadian to U.S. dollar exchange rates in 2023.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$5,182	$14,549
Working capital	5,559	14,709

Our available capital resources have been primarily used to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our common stock which most recently included $16.3 million in net proceeds we received from a public offering of our common stock and warrants completed in August 2022 (“August 2022 Public Offering”) as discussed in more detail in Note 8 to our Consolidated Financial Statements included our 2022 Annual Report on Form 10-K.

As discussed in more detail in Note 8 to our Consolidated Financial Statements, the Company entered into a sales agreement related to our at-the-market offering program (“ATM”) under which we may offer and sell shares having gross proceeds up to $2.0 million. During the year ended December 31, 2023 the Company issued and sold shares with gross proceeds of $0.5 million under the ATM. In addition, the Company received gross proceeds of $0.6 million from the issuance of shares upon the exercise of warrants for the year ended December 31, 2023.

Statement of Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(10,416)	$(14,310)	$3,894
Net cash used in investing activities	(29)	(11)	(18)
Net cash provided by financing activities	1,077	17,869	(16,792)
Effect of foreign exchange rate changes on cash	1	(4)	5
Net increase (decrease) in cash and cash equivalents	$(9,367)	$3,544	$(12,911)

Net Cash used in Operating Activities

The lower level of cash used in operating activities in 2023 primarily resulted from decreases in selling, general and administrative expenses and research and development expenses as compared to 2022.

Net Cash Used in Investing Activities

Our investing activities are primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, we received net proceeds of $0.4 million from the issuance and sale of shares under the ATM. In addition, we received $0.6 million in net proceeds from the exercise of warrants. During the year ended December 31, 2022, we received net proceeds of $17.9 million from the sale of shares primarily from our August

2022 public offering and to a lesser extent from the sale of shares to Lincoln Park Capital Fund, LLC, as described in Note 8 to our Consolidated Financial Statements.

Cash Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $8.9 million and $14.1 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $160.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These and other factors indicate substantial doubt about our ability to continue as a going concern. Refer to Note 1 to our Consolidated Financial Statements for additional discussion about our going concern uncertainty.

We intend to use our available capital resources primarily to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. We believe that our existing capital resources, including the $1.3 million of additional net proceeds from the ATM in 2024 through the date of this filing, will be sufficient to fund our operations through the second quarter of 2024, but we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. We will need additional funding for our planned clinical trial for stroke. The amount required to fund operations thereafter will depend on various factors, including timing of approval of clinical trials, duration and result of clinical trials and other factors that affect the cost of the clinical trial, manufacturing costs of product, development of our product for new indications and demand for our authorized products in the market.

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

Revenue Recognition

The Company generates nearly all of its revenue from product sales directly to patients, its e-commerce partner in the United States and to clinics in Canada. Revenue from product sales is recognized at a point in time as the performance obligation is satisfied and when the customer obtains control at the established transaction price. Taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company requires some customers in the United States to prepay the full product selling price, net of cash discount, prior to shipment. The Company records a contract liability for any customer prepayment received for which delivery had not yet occurred as of the end of the period.

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

As of December 31, 2023, our derivative financial instruments accounted for in accordance with ASC 815 were comprised of warrants issued in connection with August 2022 Public Offering.

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

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Form 10-K. While we had $5.2 million of cash as of December 31, 2023, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we expect that we will require additional financing to continue to fund our operations. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures. In reviewing this filing, you should carefully consider this uncertainty, the risks described in the section entitled “Item 1A. Risk Factors” and other risks described throughout this Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

We monitor our internal control over financial reporting on a continuous basis. There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the year ended December 31, 2023 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information as to each person who is, as of the filing hereof, a director and/or executive officer of the Company. Officers are appointed by our Board of Directors and serve at the discretion of our Board of Directors, subject to applicable employment agreements:

Name	Position(s)	Age
Blane Walter	Chairman	53
Dane C. Andreeff	Director, Chief Executive Officer and President	58
Jeffrey S. Mathiesen	Director, Chief Financial Officer, Treasurer and Secretary	63
Antonella Favit-Van Pelt, Ph.D.	Chief Medical Officer	57
Paul Buckman	Director	68
Sherrie Perkins	Director	69
Edward M. Straw	Director	85

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

Blane Walter has served as a member of our Board of Directors since December 2015 and as Chairman of the Board since August 2020. Mr. Walter is a partner at Talisman Capital Partners, a position he has held since 2011. In 1999, Mr. Walter founded inChord Communications, Inc., a global private healthcare communications company, which was acquired by inVentiv Health in 2005. Mr. Walter joined inVentiv Health as president of the Communications division in 2005 and was named Chief Executive Officer in 2008 and served in that capacity until leading the sale of the company to Thomas H. Lee Partners in 2010. Following the buyout, Mr. Walter served as vice chairman of inVentiv Group, a holding company which survived the buyout, from 2011 to August 2017. Mr. Walter received a B.S. in marketing and finance from Boston College in 1993. Our Board believes that Mr. Walter is qualified to serve as director based on his background in the healthcare and pharmaceutical industries.

Dane C. Andreeff served as our Interim President and Chief Executive Officer from August 2020 until June 2021 when he was appointed President and Chief Executive Officer. He has served as a member of our Board of Directors since August 2017. Mr. Andreeff is the General Partner and Portfolio Manager at Maple Leaf Partners, LP. Maple Leaf Partners, LP is a hedge fund founded by Mr. Andreeff, where he has been employed since 1996. In 2003, the fund was seeded by Julian Robertson’s Tiger Management and later grew to over $2 billion in assets under management. Mr. Andreeff also serves as a member of the board of directors of privately-held HDL Therapeutics, Inc. and Myocardial Solutions, Ltd. Mr. Andreeff received his Bachelor’s degree in Economics from the University of Texas at Arlington in 1989 and his Master’s degree in Economics from the University of Texas at Arlington in 1991. Our Board believes that Mr. Andreeff’s extensive experience in the investment industry and capital markets and significant experience advising other companies as a board member, including multiple companies in the healthcare sector, make him a valuable member of the Board.

Jeffrey S. Mathiesen has served as Chief Financial Officer, Treasurer and Secretary of the Company since June 2021. Mr. Mathiesen also has served as a member of the Board of Directors since May 2022 and previously served as a member of our Board of Directors from June 2020 to June 2021. Additionally, Mr. Mathiesen has served as Vice Chair and Lead Independent Director since March 2020 and as Director and Audit Committee Chair, since 2015, of Panbela Therapeutics, Inc. (Nasdaq: PBLA), a publicly traded biopharmaceutical company developing therapies for pancreatic diseases, and as a director and Audit Committee Chair of NeuroOne Medical Technologies Corporation (Nasdaq: NMTC), a publicly traded medical technology company focused on improving surgical care options and outcomes for patients suffering from neurological disorders, since 2017, and Healthcare Triangle, Inc. (Nasdaq: HCTI), a publicly traded provider of cloud and data transformation platform and solutions for healthcare and life sciences, from March 2021 to December 2021, and eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraine, from 2018 to 2020. Mr. Mathiesen served as Advisor to the CEO of Teewinot Life Sciences Corporation, a privately held global leader in the biosynthetic development and production of cannabinoids and their derivatives for consumer and pharmaceutical products, from October 2019 to December 2019, and served as Chief Financial Officer from March 2019 to October 2019. In August 2020, Teewinot Life Insurance Sciences filed a voluntary petition under Chapter 11 of the United Stated Bankruptcy Code. Mr. Mathiesen previously served as Chief Financial Officer of Gemphire Therapeutics Inc., which was acquired by NeuroBo Pharmaceuticals, Inc. (Nasdaq: NRBO) in January 2020, a publicly-held clinical-stage biopharmaceutical company developing therapies for patients with cardiometabolic disorders, from 2015 to 2018, and as Chief Financial Officer of Sunshine Heart, Inc. (Nasdaq: CHFS), a publicly-held early-stage medical device company, from 2011 to 2015. Mr. Mathiesen received a B.S. in Accounting from the University of South Dakota and is a Certified Public Accountant. Our Board believes that Mr. Mathiesen is qualified to serve as a director based on his background in a broad range of responsibilities in financial and operational roles, including manufacturing, quality and procurement, in addition to traditional CFO roles in organizations with operations in North America, Europe, Southeast Asia and Australia.

Antonella Favit-Van Pelt , Ph.D. has served as Chief Medical Officer of the Company since July 2021. Prior to joining the Company, Dr. Favit-Van Pelt led U.S. Medical Strategy for the Neurology program of H. Lundbeck A/S (LUN.CO, LUN DC, HLUYY), a global pharmaceutical company that specializes in the treatment of brain diseases, from 2018 to 2021. In this position, she oversaw the U.S. medical and life-cycle program activities related to therapies for movement disorders and epilepsy. In 2013, Dr. Favit-Van Pelt founded Synaerion Therapeutics (“Synaerion”) and, in 2016, its affiliate Thera Neuropharma, Inc. (“Thera”), two privately-held biotechnology companies developing a small molecule regenerative therapy and RNAi-based integrated technology platform for ALS and traumatic brain injury. She oversaw all aspects of Synaerion’s and Thera’s management and strategy as Chief Executive Officer, President & Chairwoman of the Board from 2014 to 2017 and she continues to serve as President & Chairwoman. In 2009, she founded StratMedica, LLC, a privately-held company designed to provide corporate clients with contract senior management support. As Principal of StratMedica from 2009 to 2016, she directed clinical development and medical programs for eight healthcare companies, including Johnson & Johnson (NYSE: JNJ) and Teva (NYSE: TEVA). Dr. Favit-Van Pelt served as Senior Director and Global Medical Lead at Shire Pharmaceuticals (Nasdaq: SPHG) from 2007 to 2008, as Director of Medical Strategy at Bristol-Myers Squibb (NYSE: BMY) from 2005 to 2007, and as Global Clinical Development Lead at GE Healthcare (formerly Amersham Health) from 2001 to 2005. Dr. Favit-Van Pelt is a Board-certified neurologist who began clinical practice activity in 1994, with a focus on patients with rare neuromuscular disorders. She holds a graduate degree in Medicine and Surgery and a Ph.D. in Pharmacology from the School of Medicine and Surgery at the University of Catania, Italy.

Paul Buckman has served as a member of our Board of Directors since September 2021. Mr. Buckman has served as the President of North America for LivaNova PLC (Nasdaq: LIVN) since April 2019 and previously served as the General Manager of Structural Heart for LivaNova PLC from April 2017 to December 2019. Prior to joining LivaNova PLC, Mr. Buckman served as chief executive officer of Conventus Orthopaedics, a Minnesota-based company specializing in peri-articular bone fracture fixation, from September 2013 until March of 2017. Mr. Buckman was chief executive officer of Sentreheart, Inc., a medical technology company focused on closure of various anatomic structures, from February 2012 to September 2013. Previously, Mr. Buckman served as chief executive officer and chairman of Pathway Medical Technologies, Inc., a medical device company focused on treatment of peripheral arterial disease, from September 2008 to February 2012; as chief executive officer of Devax, Inc., a developer and manufacturer of drug eluting stents, from December 2006 to September 2008; as president of the cardiology division of St. Jude Medical, Inc., a publicly traded diversified medical products company, from August 2004 to December 2006; and as chairman of the board of directors and chief executive officer of ev3, LLC, a Minnesota-based medical device company focused on endovascular therapies that Mr. Buckman founded and developed into an $80 million business, from January 2001 to January 2004. Mr. Buckman has worked in the medical device industry for over 30 years, including 10 years at Scimed Life Systems, Inc. and Boston Scientific Corporation (NYSE: BSX), a publicly traded medical device manufacturer, where he held several executive positions before becoming president of the cardiology division of Boston Scientific in January 2000. Mr. Buckman also currently serves as a director for Ablative Solutions, Inc., ActivOrtho, Shoulder Innovations, and as chairman of Miromatrix, Inc. and NeuroOne Medical Technologies Corporation (Nasdaq:NMTC). He previously served as a director of Conventus Orthopaedics, Caisson Interventional LLC, Velocimed, Inc., where he was a co-founder, EndiCor, Inc., Microvena, Inc., Sunshine Heart, Inc., n/k/a Nuwellis, Inc. (Nasdaq: NUWE), a publicly-held early-stage medical device company, NexGen Medical, Micro Therapeutics, Inc., and as chairman of the board of NeuroOne, Inc. Our Board believes that Mr. Buckman is qualified to serve as director based on his background in the healthcare and pharmaceutical industries.

Sherrie Perkins has served as a member of our Board of Directors since March 2021. Ms. Perkins has served in the University of Texas MD Anderson Cancer Center’s Venture Mentoring Service since 2017 providing guidance and perspective on commercialization-related topics that are important and relevant to the progression of various ventures. Ms. Perkins also served as an independent member of the board of directors of eNeura, Inc., a privately held medical technology company providing therapy for both acute treatment and prevention of migraines, from 2018 to 2020. Ms. Perkins served as a consultant to LivaNova, PLC (Nasdaq: LIVN), a publicly-held global medical technology company that creates innovative and meaningful medical solutions for the benefit of patients, healthcare professionals, and healthcare systems, from January 2017 to June 2019, and served as Vice President in the sleep apnea, new ventures space within LivaNova from October 2015 to January 2017. Ms. Perkins previously served as Vice President of Marketing and New Business Development of Cyberonics, Inc., an affiliate of LivaNova, from November 2011 to October 2015. Ms. Perkins received a B.S. in Medical Technology from Mississippi State University and an M.A. in Management from Central Michigan University. Since June 2021, Ms. Perkins has served as an adjunct professor in the Master of Clinical Translation Management program in The Cameron School of Business at University of St. Thomas. Our Board believes that Ms. Perkins is qualified to serve as director based on her background and broad range of responsibilities in financial and operational roles, including marketing, business development and commercialization.

Edward M. Straw is a Vice Admiral, USN, (Retired) and has served as a member of our Board of Directors since November 2014. He founded Osprey Venture Partners in 2011, a firm that mentors young entrepreneurs seeking investment capital and assists with business development and serves as the managing director. Previously he was president, global operations of The Estée Lauder Companies from 2000 to 2005, senior vice president global operations of the Compaq Computer Corporation from 1998 to 2000, and president of Ryder Integrated Logistics from 1996 to 1998. Prior to joining the private sector, he had a distinguished 35-year career in the U.S. Navy and retired as a three-star admiral. During his military service, Vice Admiral Straw was Director (CEO) of the Defense Logistics Agency, the largest military logistics command supporting the American armed forces. He is a former member of the Defense Science Board, is lead independent director/and former Chairman of Odyssey Logistics and currently sits on the boards of The Boston Consulting Federal Group (lead independent director), and Academy Securities. He is a former board member of Eddie Bauer (audit committee), MeadWestvaco (audit committee), Ply Gem Industries and Panther Logistics. Vice Admiral Straw received a B.S. degree from the United States Naval Academy, an MBA from The George Washington University, and is a graduate of the National War College. Our Board believes that Vice Admiral Straw is qualified to serve as a director based on his extensive leadership experience in both the private sector and the U.S. military.

Board and Committee Information

During the Company’s fiscal year ended December 31, 2023, the Board held a total of five meetings, and each director attended at least 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served that were held during a portion of the last fiscal year.

Board Leadership Structure

The Company’s Board of Directors is currently chaired by Blane Walter, an independent member of the Board. The Board does not have a formal policy with respect to the separation of the offices of Chief Executive Officer and Chair of the Board. It is the Board’s view that rather than having a formal policy, the Board, upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether it is in the best interests of the Company and its stockholders for such offices to be separate or combined. The Board currently believes that, by separating the positions of Chair of the Board and Chief Executive Officer, the Board can provide significant leadership to management and strong oversight of key opportunities and risks impacting the Company.

Role of the Board in Risk Oversight

The Company’s Board of Directors plays an active role in overseeing management of our risks. The Board regularly reviews information regarding the Company’s strategy, liquidity and operations, as well as the risks associated with each. The Audit Committee of the Board is responsible for overseeing the management of financial risks. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation policies and arrangements, and for managing risks relating to the Company’s director compensation policies and arrangements. The Company’s Nominating and Corporate Governance Committee is responsible for reviewing the independence of the Board and other corporate governance matters.

Board Committees

The Company’s Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides current committee membership:

Nominating and
Corporate
	Audit	Compensation	Governance
Name	Committee	Committee	Committee
Paul Buckman	X*	X	X
Edward M. Straw	X	X*	X
Blane Walter	X
Sherrie Perkins		X	X*

*Committee Chairperson

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

Our Audit Committee is comprised of Messrs. Buckman, Straw and Walter. Mr. Buckman is the chair of the Audit Committee. The Board of Directors has also determined that each of Mr. Buckman and Mr. Walter qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Buckman’s and Mr. Walter’s level of knowledge and experience based on a number of factors.

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

For this purpose, the Audit Committee performs several functions including the following:

●	evaluating the performance of and assessing the qualifications of the independent auditors;
●	determining and approving the engagement of the independent auditors;
●	determining whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;
●	reviewing and approving the retention of the independent auditors to perform any proposed permissible non-audit services;
●	monitoring the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law;

●	reviewing and approving or rejecting transactions between the Company and any related persons;
●	conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal control over financial reporting;
●	establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and
●	meeting to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor.

The Audit Committee met four times during 2023. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at www.heliusmedical.com.

The Board of Directors reviews the definition of independence for Audit Committee members under SEC rules and Nasdaq listing standards on an annual basis and has determined that all members of the Company’s Audit Committee are independent for such purposes.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Buckman, Straw and Ms. Perkins. Mr. Straw is the chair of the Compensation Committee.

The Compensation Committee was established in March 2018. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq Listing Rules). The Compensation Committee met one time during 2023. The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at www.heliusmedical.com.

The Compensation Committee acts on behalf of the Board to do the following:

●	reviewing, recommending for adoption and overseeing the Company’s compensation strategy, policies, plans and programs, including establishing corporate and individual performance objectives relevant to the compensation of the Company’s executive officers and other senior management and evaluation of performance in light of these stated objectives;
●	reviewing and recommending to the Board for approval the compensation and other terms of employment or service, including severance and change-in-control arrangements, of the Company’s Chief Executive Officer, the other executive officers and the directors;
●	administering and enforcing the Company’s Clawback Policy; and
●	administering the Company’s equity compensation plans, pension and profit-sharing plans, deferred compensation plans and other similar plans and programs.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Messrs. Buckman, Straw and Ms. Perkins. Ms. Perkins is the chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee was established in March 2018. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq Listing Rules). The Nominating and Corporate Governance Committee did not meet during 2023, but approved certain matters via written consent. The Board has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website at www.heliusmedical.com.

The Nominating and Corporate Governance Committee is responsible for the following:

●	identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board);
●	reviewing and evaluating incumbent directors;
●	selecting or recommending to the Board for selection candidates for election to the Board of Directors;
●	making recommendations to the Board regarding the membership of the committees of the Board;
●	assessing the performance of management and the Board; and
●	developing a set of corporate governance principles for the Company.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at www.heliusmedical.com. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Hedging Policy

The Company’s Insider Trading Policy is designed to create reasonable processes to prevent the Company and its directors, officers, employees and specified other persons from insider trading and any appearance of improper conduct. Our Insider Trading Policy specifically prohibits, among other things, all directors and executive officers and employees of the Company from effecting hedging or monetization transactions, such as zero-cost collars and forward sale contracts.

Policy for the Recovery of Erroneously Awarded Compensation

As required by the listing standards adopted by Nasdaq as a result of SEC rulemaking, the Company’s Board of Directors recently adopted a new Policy for the Recovery of Erroneously Awarded Compensation. The policy provides that the Company must promptly recover specified incentive-based compensation that is received by our Section 16 officers on or after October 2, 2023, regardless of fault or misconduct, upon specified accounting restatements of the Company’s financial statement that resulted in such persons receiving an amount that exceeded the amount that would have been received if based on the restated financial statements. There are limited exceptions to the recovery requirement as set forth in the listing standards. Incentive-based compensation is defined as any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The subject compensation will be determined without regard to any net settlement of, or taxes paid or payable or withheld on, such compensation, but there will not be any duplicative recovery by the Company. As specified in the listing standards, the Company cannot indemnify, or pay or reimburse for insurance for, a Section 16 officer for recoveries under this policy.

The recovery period under the policy is three full years preceding the date our Board or a committee thereof as directed by the Board concludes, or reasonably should have concluded, that an accounting restatement is required. If applicable, the Company will provide the current or former Section 16 officer with a written demand for repayment or return and the method thereof. If such repayment or return is not made when due, the policy provides that the Company will take all reasonable and appropriate actions to recover such erroneously awarded compensation from such person.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure discuss the compensation awarded to, earned by, or paid to:

●	Dane C. Andreeff, our President and Chief Executive Officer;
●	Jeffrey S. Mathiesen, our Chief Financial Officer, Treasurer and Secretary; and
●	Antonella Favit-Van Pelt, our Chief Medical Officer.

We refer to these three executive officers as the “named executive officers” (as determined pursuant to the SEC’s disclosure requirements for executive compensation in Item 402 of Regulation S-K). The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by the Company’s named executive officers during the fiscal years ended December 31, 2023 and 2022.

					Non-Equity
			Option	Stock	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)	($)(2)	($)
Dane C. Andreeff	2023	386,000	1,115,469	—	96,500	37,257	1,635,226
President and Chief
Executive Officer	2022	367,500	133,566	—	91,875	9,795	602,736
Jeffrey S. Mathiesen	2023	370,000	579,803	—	74,000	34,642	1,058,445
Chief Financial Officer,	2022	351,750	28,173	—	70,350	12,845	463,463
Treasurer and Secretary
Antonella Favit-Van Pelt	2023	375,000	314,984	—	65,625	30,935	786,544
Chief Medical Officer	2022	357,000	93,886	—	62,475	13,190	526,206

(1)

The amounts reflect the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation-Stock Compensation. The assumptions we used in valuing options are described in Note 9 to our audited financial statements included in this Form 10-K.

(2)

The table below details the amounts reported as all other compensation for 2023 include $23,412 in health benefits and $19,300 in 401(k) contributions for Dane C. Andreeff, $20,451 in health benefits and $30,000 in 401(k) contributions for Jeffrey S. Mathiesen, and $17,089 in health benefits and $18,750 in 401(k) contributions for Antonella Favit-Van Pelt along with life insurance premiums for each of the NEOs.

Narrative to Summary Compensation Table

The compensation program for the Company’s named executive officers for 2023 had three primary components: base salary, annual bonus and equity grants.

Annual Base Salary

We have entered into employment agreements with each of our named executive officers that establish annual base salaries, which are reviewed periodically by our Compensation Committee in order to compensate our named executive officers for the satisfactory performance of duties to the Company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. On February 14, 2023, our Compensation Committee, in consultation with an independent compensation consultant, Grant Thornton LLP, approved a 5% increase to the base salaries of our executive officers for 2023 as an adjustment to account for cost of living increases.

Mr. Andreeff. Pursuant to the Interim President and CEO Employment Letter Agreement entered into with Mr. Andreeff on August 23, 2020, Mr. Andreeff elected to take no additional compensation in return for his service as Interim President and Chief Executive Officer. Additionally, since he was not a member of any Board committees, Mr. Andreeff was not eligible for any additional cash retainer in respect of committee membership in 2022. Effective with his appointment as President and Chief Executive Officer on June 14, 2021, the Company entered into an employment agreement with Mr. Andreeff that provides for an annual base salary of $350,000 subject to annual review by the Compensation Committee. As a result of our Compensation Committee’s decision to increase our executive officers’ salaries by 5% to account for increases in cost of living, Mr. Andreeff’s annual base salary for 2023 was $386,000.

Mr. Mathiesen. Effective with his appointment as Chief Financial Officer, Treasurer and Secretary on June 14, 2021, the Company entered into an employment agreement with Mr. Mathiesen that provides for an annual base salary of $335,000, subject to annual review by the Compensation Committee. As a result of our Compensation Committee’s decision to increase our executive officers’ salaries by 5% to account for increases in cost of living, Mr. Mathiesen’s annual base salary for 2023 was $370,000.

Dr. Favit-Van Pelt. Effective with her appointment as Chief Medical Officer on July 7, 2021, the Company entered into an employment agreement with Dr. Favit-Van Pelt that provides for an annual base salary of $340,000, subject to annual review by the Compensation Committee. As a result of our Compensation Committee’s decision to increase our executive officers’ salaries by 5% to account for increases in cost of living, Ms. Favit-Van Pelt’s annual base salary for 2023 was $375,000.

Non-Equity Incentive Plan

In 2023, each of the Company’s named executive officers had a target bonus, set forth as a percentage of annual base salary. Pursuant to the employment agreements between the Company and Messrs. Andreeff and Mathiesen, target bonuses for Messrs. Andreeff and Mathiesen were set at 50% and 40%, respectively, with the Compensation Committee able to determine that a portion of such target be paid in equity in lieu of cash. Under the employment agreement between the Company and Dr. Favit-Van Pelt, her target bonus was set at 35%.

In February 2023, the Compensation Committee recommended, and the Board approved, performance targets for fiscal 2023 that it would consider in approving bonus payments for 2023. These targets included various corporate objectives related to company revenue goals, financing goals, clinical research and development goals, and a goal related to the transition of the Company’s manufacturer.

In February 2024, the Compensation Committee determined that 50% of the performance targets had been met, and approved the bonus payments to Mr. Andreeff, Mr. Mathiesen, and Dr. Favit-Van Pelt at 50% of their respective targets.

Equity-Based Awards

Stock Options

Our equity-based incentive awards which are mainly comprised of stock options are designed to align our interests with those of our employees and consultants, including our named executive officers. Our Compensation Committee has responsibility for granting equity-based incentive awards to our named executive officers. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

On February 14, 2023, our Board, upon recommendation of the Compensation Committee, approved the grant of an option to purchase 5,181,000 shares of Common Stock to Mr. Andreeff, an option to purchase 2,693,000 shares of Common Stock to Mr. Mathiesen, and an option to purchase 1,463,000 shares of common stock to Ms. Favit-Van Pelt pursuant to the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). Each of these stock options has an exercise price equal to the fair market value of a share of Common Stock as of the grant date, as determined in accordance with our 2022 Plan. Each of stock options granted to Messrs. Andreeff and Mathiesen and Ms. Favit-Van Pelt, respectively, vest in a series of twelve successive equal quarterly installments on the last day of each fiscal quarter beginning on March 31, 2023.

Retirement Benefits and Other Compensation

Our named executive officers do not participate in, or otherwise receive any benefits under, any pension or deferred compensation plan sponsored by us. We provide our employees a percentage match to the contributions made by our employees to the Company’s 401(k) savings plan and we provide life insurance benefits to our named executive officers. Our named executive officers were eligible to participate in our employee benefits, including health benefits, on the same basis as our other employees. We generally do not provide perquisites or personal benefits except in limited circumstances.

Employment Agreement and Arrangements (including Payments upon Termination or Change in Control)

The following is a description of our current executive employment agreements:

Dane C. Andreeff

In connection with the Company’s appointment of Mr. Andreeff as President and Chief Executive Officer on June 14, 2021, the Company entered into an Employment Agreement with Mr. Andreeff (the “Andreeff Employment Agreement”). The Andreeff Employment Agreement has an initial term of three years beginning on June 14, 2021 and automatically renews for an additional one year period at the end of the initial term and each anniversary thereafter, provided that at least 90 days prior to the expiration of the initial term or any renewal term the Board does not notify Mr. Andreeff of its intention not to renew.

The Andreeff Employment Agreement entitles Mr. Andreeff to, among other benefits, the following compensation:

●	An annual base salary of $350,000, reviewed at least annually;
●	An annual cash bonus in an amount of up to 50% of annual base salary; provided, that the Company may elect to pay up to 50% of any earned annual bonus in fully vested shares of common stock in lieu of cash;
●	Participation in equity-based long-term incentive compensation plans generally available to senior executive officers of the Company;
●	Participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other senior executive officers of the Company;
●	Prompt reimbursement for all reasonable expenses in accordance with the plans, practices, policies and programs of the Company; and
●	20 days of paid vacation, to be taken in accordance with the Company’s policies and practices.

In the event that the Company consummates a transaction that constitutes a Change in Control (as defined in the Andreeff Employment Agreement), all of the unvested shares underlying Mr. Andreeff’s options will fully vest and become exercisable immediately prior to the effectiveness of such Change in Control. In the event of Mr. Andreeff’s death during the employment period or a termination due to disability, for cause by the Company or as a result of resignation without good reason, Mr. Andreeff or his beneficiaries or legal representatives will be provided any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends and the following additional other benefits under the Andreeff Employment Agreement (the “Unconditional Entitlements”):

●	All benefits payable to Mr. Andreeff under any employee benefit plans (including, without limitation any pension plans or 401(k) plans) of the Company or any of its affiliates applicable to Mr. Andreeff at the time of his termination of employment and all amounts and benefits (other than the Conditional Benefits) which are vested or which Mr. Andreeff is otherwise entitled to receive under the terms of any plan, policy, practice or program of, or any contract or agreement with, the Company, at or subsequent to the Termination Date without regard to the performance by Mr. Andreeff of further services or the resolution of a contingency, will be paid or provided according to the terms of such plans, as determined on the basis of the actual date of termination of Mr. Andreeff’s employment with the Company;
●	Any right which Mr. Andreeff may have to claim a defense and/or indemnity for liabilities to or claims asserted by third parties in connection with Mr. Andreeff’s activities as an officer, director or employee of the Company shall be unaffected by Mr. Andreeff’s termination of employment and shall remain in effect;
●	Mr. Andreeff will be entitled to continuation of health care coverage as is required under, and in accordance with, applicable law or otherwise provided in accordance with the Company’s policies;
●	Mr. Andreeff will be entitled to reimbursement, in accordance with the Company’s policies regarding expense reimbursement for all business expenses incurred prior to the Termination Date; and
●	Except to the extent additional rights are provided upon Mr. Andreeff’s qualifying to receive the Conditional Benefits (as defined in the Andreeff Employment Agreement), Mr. Andreeff’s rights with respect to any stock option, restricted stock or other equity award granted by the Company will be governed by the terms and provisions of the applicable equity incentive plan, stock option award documents or grant agreement.

In the event of a resignation by Mr. Andreeff for good reason, the exercise by the Company of its right to terminate his employment other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the initial term or any renewal term (not within twelve months following or three months prior to the effective date of a Change in Control), Mr. Andreeff will receive the Unconditional Entitlements and, subject to his signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide Mr. Andreeff (i) a severance amount equal to the sum of his annual base salary as of the termination date and a pro-rated portion of his cash bonus for the year in which the termination occurs, (ii) Company-paid continued medical coverage for up to twelve months following such termination, and (iii) continued vesting of equity awards that would have vested if he had remained employed with the Company through the end of the then remaining portion of the initial term or the renewal term, as applicable (the “Conditional Benefits”). In the event of a resignation by Mr. Andreeff for good reason, the exercise by the Company of its right to terminate his employment other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the initial term or any renewal term, in each case, within twelve months following or three months prior to the effective date of a Change in Control, Mr. Andreeff shall receive (i) the Unconditional Entitlements, (ii) 2.0 times the sum of his annual base salary and target cash bonus, (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the Change in Control and remain subject to time-based vesting conditions, if any, and (iv) the Conditional Benefits except the severance amount provided in the Andreeff Employment Agreement. During employment and for the one year period after termination, Mr. Andreeff is subject to non-solicitation and non-competition obligations.

Jeffrey S. Mathiesen

In connection with the company’s appointment of Mr. Mathiesen as Chief Financial Officer, Treasurer and Secretary on June 14, 2021, the Company entered into an Employment Agreement with Mr. Mathiesen (the “Mathiesen Employment Agreement”). The Mathiesen Employment Agreement has an initial term of three years beginning on June 14, 2021 and automatically renews for an additional one year period at the end of the initial term and each anniversary thereafter, provided that at least 90 days prior to the expiration of the initial term or any renewal term the Board does not notify Mr. Mathiesen of its intention not to renew.

The Employment Agreement entitles Mr. Mathiesen to, among other benefits, the following compensation:

●	An annual base salary of $335,000, reviewed at least annually;

●	An annual cash bonus in an amount of up to 40% of annual base salary, provided, that the Company may elect to pay up to 70% of any earned annual bonus in fully vested shares of common stock in lieu of cash;
●	Participation in equity-based long-term incentive compensation plans generally available to senior executive officers of the Company;
●	Participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other senior executive officers of the Company;
●	Prompt reimbursement for all reasonable expenses in accordance with the plans, practices, policies and programs of the Company; and
●	20 days of paid vacation, to be taken in accordance with the Company’s policies and practices.

In the event that the Company consummates a transaction that constitutes a Change in Control (as defined in the Mathiesen Employment Agreement), all of the unvested shares underlying Mr. Mathiesen’s options will fully vest and become exercisable immediately prior to the effectiveness of such Change in Control. In the event of Mr. Mathiesen’s death during the employment period or a termination due to disability, for cause by the Company or as a result of resignation without good reason, Mr. Mathiesen or his beneficiaries or legal representatives will be provided any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends and the following additional other benefits under the Mathiesen Employment Agreement (the “Unconditional Entitlements”):

●	All benefits payable to Mr. Mathiesen under any employee benefit plans (including, without limitation any pension plans or 401(k) plans) of the Company or any of its affiliates applicable to Mr. Mathiesen at the time of his termination of employment and all amounts and benefits (other than the Conditional Benefits (as defined in the Mathiesen Employment Agreement)) which are vested or which Mr. Mathiesen is otherwise entitled to receive under the terms of any plan, policy, practice or program of, or any contract or agreement with, the Company, at or subsequent to the termination date without regard to the performance by Mr. Mathiesen of further services or the resolution of a contingency, will be paid or provided according to the terms of such plans, as determined on the basis of the actual date of termination of Mr. Mathiesen’s employment with the Company;
●	Any right which Mr. Mathiesen may have to claim a defense and/or indemnity for liabilities to or claims asserted by third parties in connection with Mr. Mathiesen’s activities as an officer, director or employee of the Company shall be unaffected by Mr. Mathiesen’s termination of employment and shall remain in effect;
●	Mr. Mathiesen will be entitled to continuation of health care coverage as is required under, and in accordance with, applicable law or otherwise provided in accordance with the Company’s policies;
●	Mr. Mathiesen will be entitled to reimbursement, in accordance with the Company’s policies regarding expense reimbursement for all business expenses incurred prior to the Termination Date; and
●	Except to the extent additional rights are provided upon Mr. Mathiesen’s qualifying to receive the Conditional Benefits, Mr. Mathiesen’s rights with respect to any stock option, restricted stock or other equity award granted by the Company will be governed by the terms and provisions of the applicable equity incentive plan, stock option award documents or grant agreement.

In the event of a resignation by Mr. Mathiesen for good reason, the exercise by the Company of its right to terminate his employment other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the initial term or any renewal term (not within twelve months following or three months prior to the effective date of a Change in Control), Mr. Mathiesen will receive the Unconditional Entitlements and, subject to his signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide Mr. Mathiesen (i) a severance amount equal to the sum of his annual base salary as of the termination date and a pro-rated portion of his cash bonus for the year in which the termination occurs, (ii) Company-paid continued medical coverage for up to twelve months following such termination, and (iii) continued vesting of equity awards that would have vested if he had remained employed with the Company through the end of the then remaining portion of the Initial Term or the Renewal Term, as applicable (the “Conditional Benefits”). In the event of a resignation by Mr. Mathiesen for good reason, the exercise by the Company of its right to terminate his employment other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the Initial Term or any renewal term, in each case, within twelve months following or three months prior to the effective date of a Change in Control, Mr. Mathiesen shall receive (i) the Unconditional Entitlements, (ii) 1.5 times the sum of his annual base salary and target cash bonus, (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the Change in Control and remain subject to time-based vesting conditions, if any, and (iv) the Conditional Benefits except the severance amount. During employment and for the one year period after termination, Mr. Mathiesen is subject to non-solicitation and non-competition requirements.

Antonella Favit-Van Pelt, M.D., Ph.D.

Effective with her appointment as Chief Medical Officer on July 7, 2021, Dr. Favit-Van Pelt and the Company entered into an employment agreement (the “Favit-Van Pelt Employment Agreement”) with an initial term of three years beginning on July 7, 2021 and which automatically renews for an additional one year period at the end of the initial term and each anniversary thereafter, provided that at least 90 days prior to the expiration of the initial term or any renewal term the Board does not notify Dr. Favit-Van Pelt of its intention not to renew.

The Favit-Van Pelt Employment Agreement entitles Dr. Favit-Van Pelt to, among other benefits, the following compensation:

●	An annual base salary of $340,000, reviewed at least annually;
●	An annual cash bonus in an amount of up to 35% of annual base salary;
●	Participation in equity-based long-term incentive compensation plans generally available to senior executive officers of the Company;
●	Participation in welfare benefit plans, practices, policies and programs (including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) made available to other senior executive officers of the Company;
●	Prompt reimbursement for all reasonable expenses in accordance with the plans, practices, policies and programs of the Company; and
●	20 days of paid vacation, to be taken in accordance with the Company’s policies and practices.

In the event that the Company consummates a transaction that constitutes a Change in Control (as defined in the Favit-Van Pelt Employment Agreement), all of the unvested shares underlying Dr. Favit-Van Pelt’s options will fully vest and become exercisable immediately prior to the effectiveness of such Change in Control. In the event of Dr. Favit-Van Pelt’s death during the employment period or a termination due to disability, for cause by the Company or as a result of resignation without good reason (the date of such termination, the “Termination Date”), Dr. Favit-Van Pelt or her beneficiaries or legal representatives will be provided any annual base salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the employment period ends and the following additional other benefits under the Favit-Van Pelt Employment Agreement (the “Unconditional Entitlements”):

●	All benefits payable to Dr. Favit-Van Pelt under any employee benefit plans (including, without limitation any pension plans or 401(k) plans) of the Company or any of its affiliates applicable to Dr. Favit-Van Pelt at the time of her termination of employment and all amounts and benefits (other than the Conditional Benefits) which are vested or which Dr. Favit-Van Pelt is otherwise entitled to receive under the terms of any plan, policy, practice or program of, or any contract or agreement with, the Company, at or subsequent to the Termination Date without regard to the performance by Dr. Favit-Van Pelt of further services or the resolution of a contingency, will be paid or provided according to the terms of such plans, as determined on the basis of the actual date of termination of Dr. Favit-Van Pelt’s employment with the Company;
●	Any right which Dr. Favit-Van Pelt may have to claim a defense and/or indemnity for liabilities to or claims asserted by third parties in connection with Dr. Favit-Van Pelt’s activities as an officer, director or employee of the Company shall be unaffected by Dr. Favit-Van Pelt’s termination of employment and shall remain in effect;
●	Dr. Favit-Van Pelt will be entitled to continuation of health care coverage as is required under, and in accordance with, applicable law or otherwise provided in accordance with the Company’s policies;
●	Dr. Favit-Van Pelt will be entitled to reimbursement, in accordance with the Company’s policies regarding expense reimbursement for all business expenses incurred prior to the Termination Date; and
●	Except to the extent additional rights are provided upon Dr. Favit-Van Pelt’s qualifying to receive the Conditional Benefits (as defined in the Favit-Van Pelt Employment Agreement), Dr. Favit-Van Pelt’s rights with respect to any stock option, restricted stock or other equity award granted by the Company will be governed by the terms and provisions of the applicable equity incentive plan, stock option award documents or grant agreement.

In the event of a resignation by Dr. Favit-Van Pelt for good reason, the exercise by the Company of its right to terminate her employment other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the initial term or any renewal term (not within twelve months following or three months prior to the effective date of a Change in Control), Dr. Favit-Van Pelt will receive the Unconditional Entitlements and, subject to her signing and delivering to the Company and not revoking a general release of claims in favor of the Company and certain related parties, the Company shall provide Dr. Favit-Van Pelt (i) a severance amount equal to the sum of her annual base salary as of the termination date and a pro-rated portion of her cash bonus for the year in which the termination occurs, (ii) Company-paid continued medical coverage for up to twelve months following such termination, and (iii) continued vesting of equity awards that would have vested if she had remained employed with the Company through the end of the then remaining portion of the Initial Term or the Renewal Term, as applicable (the “Conditional Benefits”). In the event of a resignation by Dr. Favit-Van Pelt for good reason, the exercise by the Company of its right to terminate her employment other than for cause, death or disability or the Company’s election not to extend the employment period upon expiration of the Initial Term or any Renewal Term, in each case, within twelve months following or three months prior to the effective date of a Change in Control, Dr. Favit-Van Pelt shall receive (i) the Unconditional Entitlements, (ii) 1.5 times the sum of her annual base salary and target cash bonus, (iii) accelerated vesting of all equity awards that were assumed, continued or substituted by the surviving or acquiring corporation in the Change in Control and remain subject to time-based vesting conditions, if any, and (iv) the Conditional Benefits except the severance amount. During employment and for the one year period after termination, Dr. Favit-Van Pelt is subject to non-solicitation and non-competition requirements.

Equity Incentive Plans

Certain of our named executive officers have outstanding awards under (i) 2018 Plan, (ii) the 2022 Plan and (iii) the Company’s 2021 Inducement Plan (the “Inducement Plan”, and together with the 2018 Plan and the 2022 Plan, the “Plans”).

Under the 2018 Plan and the 2022 Plan, the Compensation Committee may provide, in individual award agreements or in any other written agreement between a participant and the company that the award will be subject to additional acceleration of vesting and exercisability in the event of a termination of employment or change in control.

Under the Inducement Plan, an award may be subject to additional acceleration of vesting and exercisability upon or after a change in control as may be provided in the award agreement for such award or as may be provided in any other written agreement between the Company and the participant, but in the absence of such provision, no such acceleration will automatically occur.

Outstanding Equity Awards at December 31, 2023

The following tables set forth certain information about equity awards granted to our named executive officers that remain outstanding as of December 31, 2023.

Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Dane C. Andreeff	11	0	(1)	18,165.00	8/7/2027
	9	0	(2)	19,232.50	5/14/2028
	10	0	(3)	11,830.00	3/27/2029
	35	0	(4)	953.75	6/9/2030
	61	0	(5)	665.00	5/24/2031
	1,800	0	(6)	667.50	6/1/2031
	4,248	972	(7)	778.50	6/13/2031
	2,336	1,164	(9)	234.00	5/22/2032
	858	862	(10)	27.00	9/12/2032
	34,540	69,080	(14)	15.45	2/13/2033
Jeffrey S. Mathiesen	35	0	(4)	953.75	6/9/2030
	61	0	(5)	665.00	5/24/2031
	1,682	378	(7)	778.50	6/13/2031
	496	244	(11)	234.00	5/22/2032
	180	180	(10)	27.00	9/12/2032
	17,952	35,908	(14)	15.45	2/13/2033
Antonella Favit-Van Pelt	180	180	(8)	822.50	7/6/2031
	400	200	(12)	234.00	2/15/2032
	102	98	(13)	27.00	9/12/2032
	9,752	19,508	(14)	15.45	2/13/2033

(5)

These options were granted on May 25, 2021. All of the shares subject to the option have vested.

(6)

This option was granted on June 2, 2021. All of the shares subject to the option have vested.

(1)	This option was granted on August 8, 2017. All of the shares subject to the option have vested.
(2)	This option was granted on May 15, 2018. All of the shares subject to the option have vested.
(3)	This option was granted on March 28, 2019. All of the shares subject to the option have vested.
(4)	These options were granted on June 10, 2020. All of the shares subject to the option have vested.
(5)	These options were granted on May 25, 2021. All of the shares subject to the option have vested.
(6)	This option was granted on June 2, 2021. All of the shares subject to the option have vested.
(7)

These options were granted on June 14, 2021. 25% of the shares were fully vested as of the grant date; 25% of the shares will vest based on a performance condition; of the remaining shares, 25% of such number remaining shall vest on the one year anniversary of the grant date, and the remainder shall vest in thirty-six successive equal monthly installments on the last day of each full month.

(8)	This option was granted on July 7, 2021. The shares vest in equal annual installments over 4 years from the date of grant.
(9)

This options was granted on May 23, 2022. 583 shares of this option vested on June 30, 2022 and the remainder shall vest in ten successive equal quarterly installments on the last day of each fiscal quarter beginning on September 30, 2022.

(10)	These options were granted on September 13, 2022 and shall vest in 12 successive equal quarterly installments on the last day of each fiscal quarter beginning on September 30, 2022.
(11)

This option was granted on May 23, 2022. 123 shares of this option vested on June 30, 2022 and the remainder shall vest in ten successive equal quarterly installments on the last day of each fiscal quarter beginning on September 30, 2022.

(12)	This option was granted on February 16, 2022 and shall vest in 12 successive equal quarterly installments on the last day of each fiscal quarter beginning on March 31, 2022.
(13)	This option was granted on September 13, 2022 and shall vest in 12 successive equal quarterly installments on the last day of each fiscal quarter beginning on September 30, 2022.
(14)	This option was granted on February 14, 2023 and shall vest in 12 successive equal quarterly installments on the last day of each fiscal quarter beginning on March 31, 2023.

  Chief Executive Officer Pay Ratio

As a “smaller reporting company”, we are not required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Non-Employee Director Compensation

The Company maintains a non-employee director compensation policy, effective as of April 1, 2021, pursuant to which all of our non-employee directors receive an annual cash retainer of $35,000 for Board service except for the Chairman of the Board who receives an annual cash retainer of $68,000. In addition, directors receive an additional cash retainer for serving as a committee chair or member as follows:

			Nominating and
			Corporate
	Audit	Compensation	Governance
	Committee	Committee	Committee
Committee Chair	$16,000	$10,000	$7,500
Committee Member (other than the Chair)	$8,000	$5,000	$5,000

Further, each director receives an annual equity retainer with a target value of approximately $50,000. The equity retainer is paid 70% in options to purchase shares of our Common Stock, which vest in increments of 1/12 per month and 30% in restricted stock units (RSUs), which vest in increments of 1/12 per month. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending Board and committee meetings.

The following table shows certain information with respect to the compensation of all non-employee directors of the Company for the fiscal year ended December 31, 2023.

	Fees earned or	Option
	paid in cash	Awards	Stock Awards	Total
Name	($)	($)(5)	($)(5)	($)
Paul Buckman(1)	61,000	29,911	12,964	103,875
Sherrie Perkins(2)	47,500	29,911	12,964	90,375
Edward M. Straw(3)	58,000	29,911	12,964	100,875
Blane Walter(4)	76,000	29,911	12,964	118,875

(1)	Mr. Buckman held options to purchase a total of 6,180 shares of common stock and 557 unvested RSUs at December 31, 2023.
(2)	Ms. Perkins held options to purchase a total of 6,190 shares of common stock and 557 unvested RSUs at December 31, 2023.
(3)	Vice Admiral (Retired) Straw held options to purchase a total of 6,274 shares of common stock and 557 unvested RSUs at December 31, 2023.
(4)	Mr. Walter held options to purchase a total of 6,273 shares of common stock and 557 unvested RSUs at December 31, 2023.

(5)

The amounts reflect the full grant date fair value for awards granted during the fiscal year ended December 31, 2023. The grant date fair value was computed in accordance with ASC Topic 718, Compensation-Stock Compensation. The assumptions we used in valuing options are described in Note 9 to our audited financial statements included in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our Common Stock as of March 1, 2024 by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of our Common Stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of Common Stock issuable pursuant to the vesting of warrants and the exercise of stock options that are either immediately exercisable or exercisable within 60 days of March 1, 2024, and restricted stock units that vest within 60 days of March 1, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those warrants or options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. This table is based on information supplied by officers, directors and principal stockholders and Schedule 13D, Schedule 13G and Section 16 filings, if any, with the SEC. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Helius Medical Technologies, Inc., 642 Newtown Yardley Road, Suite 100, Newtown, Pennsylvania 18940. As of March 1, 2024, we had 887,295 shares of Common Stock outstanding.

	Beneficial Ownership(1)
	Number of Shares
	of Common Stock	Percent of
Beneficial Owner	Beneficially Owned	Class
Columbus Capital Management, LLC(2)	70,116	7.9%
Hudson Bay Capital Management LP(3)	60,422	6.8%
Antonella Favit-Van Pelt(4)	12,939	1.4
Sherrie Perkins(5)	7,991	*
Edward M. Straw(6)	8,075	*
Blane Walter(7)	8,166	*
Paul Buckman(8)	7,977	*
Jeffrey S. Mathiesen(9)	25,307	2.8%
Dane C. Andreeff(10)	87,115	9.3%
All current executive officers and directors as a group (7 persons)(11)	157,570	17.8%

* Less than one percent
(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 887,295 shares of common stock outstanding on March 1, 2024.

(2)

Includes 50,000 shares of common stock, and 20,116 shares of common stock issuable upon the exercise of warrants. Columbus Capital Management, LLC, which serves as the general partner and investment manager to each of Columbus Capital QP Partners, L.P., Columbus Capital Partners, L.P., and Columbus Capital Offshore QP Fund, LTD. (collectively “the Funds”), and Mr. Matthew D. Ockner, as Managing Member of Columbus Capital Management, LLC, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of common stock held by the Funds. The business address of Matthew D. Ockner is 1 Embarcadero Center, Suite 1130, San Francisco, CA 94111. The percentage in this table reflects that the reporting persons may not exercise the warrants to the extent such exercise would cause the reporting persons to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock following such exercise.

(3)

Includes 60,422 shares of common stock issuable upon the exercise of warrants. Hudson Bay Capital Management LP (“Hudson Bay”), which serves as the investment manager to Hudson Master Fund Ltd. (the “Fund”) with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of Common stock held by the Fund. The business address of Hudson Bay Capital Management LP is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830. The percentage in this table reflects that the reporting persons may not exercise the warrants to the extent such exercise would cause the reporting persons to beneficially own a number of shares of common stock that would exceed 9.99% of our then outstanding common stock following such exercise.

(4)	Includes 12,939 shares of common stock issuable upon the exercise of stock options.
(5)	Includes 1,520 shares of common stock, 6,190 shares of common stock issuable upon the exercise of stock options, and 281 shares of common stock issuable upon the vesting of restricted stock units.
(6)	Includes 1,520 shares of common stock, 6,274 shares of common stock issuable upon the exercise of stock options, and 281 shares of commons issuable upon the vesting of restricted stock units.
(7)	Includes 1,612 shares of Common Stock, 6,273 shares of common stock issuable upon the exercise of stock options, and 281 shares of common stock issuable upon the vesting of restricted stock units.
(8)	Includes 1,516 shares of common stock, 6,180 shares of common stock issuable upon the exercise of stock options, and 281 shares of common stock issuable upon the vesting of restricted stock units.
(9)	Includes 238 shares of common stock and 25,069 shares of common stock issuable upon the exercise of stock options.
(10)

Includes 16,511 shares of common stock and 246  shares of common stock issuable upon the exercise of warrants held by Maple Leaf Partners, L.P., 3,402 shares of common stock and 67 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Partners I, L.P., 11,594 shares of common stock and 163 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Discovery I, L.P., 1,882 shares of common stock and28 shares of common stock issuable upon the exercise of warrants held by Maple Leaf Offshore, Ltd., 29 shares on common stock held directly by Mr. Andreeff and 53,193 shares of common stock issuable upon the exercise of stock options held directly by Mr. Andreeff. Mr. Andreeff has sole voting and dispositive power over shares held by Maple Leaf Partners, L.P., Maple Leaf Partners I, L.P., Maple Leaf Discovery I, L.P. and Maple Leaf Offshore, Ltd.

(11)

Includes 39,824 shares of common stock, 504 shares of common stock issuable upon the exercise of warrants, 116,118 shares of common stock issuable upon the exercise of stock options, and 1,124 shares of common stock issuable upon the vesting of restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of the Company’s Common Stock may be issued.

Number of
securities
remaining
available
	Number of		for future
	Securities		issuance
	to be issued	Weighted-average	under equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column(a))(1)(2)
Plan Category	(a)	(b)	(c)
Equity compensation plans not approved by security holders(3)	2,760	$189.75	9,240
Equity compensation plan approved by security holders	253,039	$104.33	14,121
Total	255,799	$105.26	23,361

(1)

The number of shares of common stock reserved for issuance under our 2022 Plan automatically increases on January 1st of each calendar year, starting on January 1, 2023 through January 1, 2028, to an amount equal to 20% of the total number of fully-diluted shares of our common stock as of December 31 of the preceding calendar year, or a lesser number of shares determined by our Board.

(2)

Consists of 14,121 shares remaining available for issuance under the 2022 Plan, 0 shares remaining available for issuance under the 2018 Plan, and 9,240 shares remaining available for issuance under the 2021 Inducement Plan

(3)	There are no other securities available for future issuance under Plans of the Company as of December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since January 1, 2023 to which the Company has been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest. Other than described below, there have not been, nor are there currently any proposed, transactions or series of similar transactions to which we have been or will be a party other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11 - Executive Compensation.”

Indemnification Agreements

The Company provides indemnification for its directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under the Company’s Second Amended and Restated Bylaws, the Company is required to indemnify its directors and officers to the extent not prohibited under Delaware or other applicable law. The Company has also entered into indemnity agreements with its officers and directors. These agreements provide, among other things, that the Company will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under applicable law and the Company’s Second Amended and Restated Bylaws.

Policies and Procedures for Transactions with Related Parties

In January 2018, the Company adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, nominee to become director, or more than 5% stockholders of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

The Audit Committee and/or the independent directors of the Board review such proposed business transactions to ensure that the Company’s involvement in such transactions is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and is in the best interests of the Company and its stockholders.

Director Independence

The Board reviews its composition annually, including the determination of the independence of our directors. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent” set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that all of the Company’s director nominees, other than Messrs. Andreeff and Mathiesen, are independent, as defined under the Nasdaq listing standards. In making those independence determinations, the Board took into account certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of its directors are or have been affiliated. The Board considered all relationships and transactions that occurred during any 12-month period within the last three fiscal years. The Board determined that the relationships would not interfere with their exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee retained Baker Tilly US, LLP to audit the Company’s consolidated financial statements for the years ended December 31, 2023 and December 31, 2022. The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and December 31, 2022 (amounts in thousands).

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$428	$236
Audit-Related Fees	—	—
Tax Fees(2)	$42	$41
All Other Fees	—	—
Total Fees	$470	$274

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Company’s Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit and tax services rendered by our independent registered public accounting firm. The policy generally provides pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The Audit Committee must pre-approve all services provided by the independent registered public accounting firm.

The Audit Committee has determined that the rendering of services other than audit services by Baker Tilly US, LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1.	Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.
2.	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
3.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Amendment to Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Form 8-K filed March 15, 2024)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed October 26, 2020)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed January 20, 2021)
4.3	Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed January 20, 2021)
4.4	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Form 10-K filed March 14, 2021)
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

Exhibit Number	Exhibit

10.15

Purchase Agreement between Helius Medical Technologies, Inc. and Lincoln Park Capital Fund, LLC dated September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 2, 2021)

10.16†	Employment Agreement between Helius Medical Technologies, Inc. and Antonella Favit-Van Pelt, dated July 7, 2021 (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on September 3, 2021)
10.17†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2022)
10.17.1†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 18, 2022)
10.17.2†	Sales Agreement between Helius Medical Technologies, Inc. and Roth Capital Partners, LLC, dated June 23, 2023 (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on June 23, 2023)

21.1*	Subsidiaries of Helius Medical Technologies, Inc.
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

ITEM 16.	FORM 10-K SUMMARY

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Helius Medical Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Helius Medical Technologies, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Valuation of warrants

As described in Note 8 to the consolidated financial statements, the Company completed an equity offering during the prior year which included the issuance of warrants. Management concluded the warrants met the criteria for the classification as liabilities. Given the liability treatment, the Company is required to determine the fair value of the warrants at each reporting period.

Due to the complexities in determining the fair value, including use of complex valuation techniques and management judgment and estimation in determining assumptions and inputs into the valuation model, we identified the valuation of the warrants issued as a critical audit matter.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	With the assistance of a firm valuation specialist, evaluated the methodology(ies) and key assumptions used by management to assess the Company’s fair value of the warrant liability, including assessing the reasonableness of the source information underlying the valuation assumptions.
◾	Performing an independent calculation to test the reasonableness of the fair value of the warrant liability.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2022.

Minneapolis, Minnesota

March 28, 2024

Helius Medical Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$5,182	$14,549
Accounts receivable, net	117	71
Other receivables	520	272
Inventory, net	457	589
Prepaid expenses and other current assets	1,162	1,216
Total current assets	7,438	16,697
Property and equipment, net	178	347
Intangible assets, net	24	140
Operating lease right-of-use asset, net	52	103
Total assets	$7,692	$17,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$531	$627
Accrued and other current liabilities	1,260	1,280
Current portion of operating lease liabilities	45	54
Current portion of deferred revenue	43	27
Total current liabilities	1,879	1,988
Operating lease liabilities, net of current portion	12	56
Deferred revenue, net of current portion	128	175
Derivative liability	3,323	6,917
Total liabilities	5,342	9,136
Commitments and contingencies
Stockholders' equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 714,590 and 564,094 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	162,979	159,645
Accumulated deficit	(159,957)	(151,107)
Accumulated other comprehensive loss	(673)	(388)
Total stockholders' equity	2,350	8,151
Total liabilities and stockholders' equity	$7,692	$17,287

The accompanying notes are an integral part of these consolidated financial statements.

Helius Medical Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,

	2023	2022

Revenue
Product sales, net	$605	$778
Other revenue	39	9
Total revenue	644	787
Cost of revenue	583	463
Gross profit	61	324
Operating expenses
Selling, general and administrative expenses	9,271	10,640
Research and development expenses	2,942	4,262
Amortization expense	117	181
Goodwill and fixed asset impairment	159	757
Total operating expenses	12,489	15,840
Loss from operations	(12,428)	(15,516)
Nonoperating income (expense)
Interest income (expense), net	257	(834)
Change in fair value of derivative liability	2,966	3,027
Foreign exchange gain (loss)	275	(756)
Other income (expense), net	80	7
Nonoperating income (expense), net	3,578	1,444
Loss before provision for income taxes	(8,850)	(14,072)
Provision for income taxes	—	—
Net loss	(8,850)	(14,072)
Other comprehensive income (loss)
Foreign currency translation adjustments	(285)	737
Comprehensive loss	$(9,135)	$(13,335)
Loss per share
Basic	$(14.56)	$(52.13)
Diluted	$(14.56)	$(52.13)
Weighted average number of common shares outstanding
Basic	607,890	269,929
Diluted	607,890	269,929

The accompanying notes are an integral part of these consolidated financial statements.

Helius Medical Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	75,570	$—	$149,416	$(137,035)	$(1,125)	$11,256
Common stock issued under equity line of credit	7,827	—	644	—	—	644
Issuance of common stock in public offering	480,000	1	8,055	—	—	8,056
Share issuance costs	—	—	(758)	—	—	(758)
Settlement of restricted stock units	364	—	—	—	—	—
Common stock issued for services	173	—	34	—	—	34
Stock-based compensation	160	—	2,254	—	—	2,254
Other comprehensive gain	—	—	—	—	737	737
Net loss	—	—	—	(14,072)	—	(14,072)
Balance as of December 31, 2022	564,094	$1	$159,645	$(151,107)	$(388)	$8,151

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	564,094	$1	$159,645	$(151,107)	$(388)	$8,151
Issuance of common stock in public offering	53,010	—	500	—	—	500
Share issuance costs	—	—	(65)	—	—	(65)
Exercise of warrants	92,910	—	1,270	—	—	1,270
Settlement of restricted stock units	4,576	—	—	—	—	—
Stock-based compensation	—	—	1,629	—	—	1,629
Other comprehensive loss	—	—	—	—	(285)	(285)
Net loss	—	—	—	(8,850)	—	(8,850)
Balance as of December 31, 2023	714,590	$1	$162,979	$(159,957)	$(673)	$2,350

The accompanying notes are an integral part of these consolidated financial statements.

Helius Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(8,850)	$(14,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,966)	(3,027)
Stock-based compensation expense	1,629	2,254
Common stock issued for services	—	34
Foreign exchange (gain) loss	(286)	746
Depreciation expense	45	74
Amortization expense	117	181
Goodwill and fixed asset impairment	159	757
Provision for (reversal of) inventory reserve	(5)	(2)
Non-cash operating lease expense	52	51
Changes in operating assets and liabilities:
Accounts receivable	(44)	(9)
Other receivables	(247)	(94)
Inventory	137	(111)
Prepaid expense and other current assets	54	(354)
Operating lease liabilities	(53)	(44)
Accounts payable	(103)	(418)
Accrued and other current liabilities	(20)	(152)
Deferred revenue	(35)	(124)
Net cash used in operating activities	(10,416)	(14,310)
Cash flows from investing activities:
Purchase of property and equipment	(29)	(17)
Proceeds from sale of property and equipment	—	6
Net cash used in investing activities	(29)	(11)
Cash flows from financing activities:
Proceeds from issuance of common stock	500	18,644
Proceeds from exercise of warrants	642	—
Share issuance costs	(65)	(775)
Net cash provided by financing activities	1,077	17,869
Effect of currency exchange rate changes on cash and cash equivalents	1	(4)
Net increase (decrease) in cash and cash equivalents	(9,367)	3,544
Cash and cash equivalents at beginning of period	14,549	11,005
Cash and cash equivalents at end of period	$5,182	$14,549
Supplemental cash flow information
Cash paid for interest (share issuance costs allocated to derivative liability)	$—	$927
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$—	$151
Derivative warrant liability reclassified to equity on exercise of warrants	$628	$—

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

Going Concern Uncertainty

As of December 31, 2023, the Company had cash and cash equivalents of $5.2 million. For the year ended December 31, 2023, the Company had an operating loss of $12.4 million, and as of December 31, 2023, its accumulated deficit was $160.0 million. For the year ended December 31, 2023, the Company had $0.6 million of net revenue from the commercial sale of products. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are filed. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Revenue Recognition

The Company generates nearly all revenue from product sales directly to patients, its e-commerce partner in the United States and to clinics in Canada. Revenue from product sales is recognized at a point in time as the performance obligation is satisfied and when the customer obtains control of the product at the established transaction price. Taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company requires some customers in the United States to prepay the full product selling price, net of cash discount, prior to shipment. The Company records a contract liability for any customer prepayment received for which delivery had not yet occurred as of the end of the period.

Concentration of Credit Risk

The Company deposits its cash and cash equivalents in demand commercial checking, unrestricted money market savings account, money market mutual funds, treasury bills or certificates of deposit at high-quality credit institutions. At times, such deposits may be in excess of federally insured limits. The Company has not experienced any losses.

Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are valued at cost, which approximates fair value.

Accounts Receivable

Accounts receivable arise primarily from product sales in Canada and generally require payment within 30 days. The Company provides reserves against accounts receivable for estimated credit losses that may result from a customer’s inability to pay based on a combination of factors, such as the aging of accounts receivable, the customer’s financial strength and payment history. Amounts determined to be uncollectible are charged or written off against the reserve.

Employee Retention Credit

The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer pays to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.

The Company qualified for the employee retention credit for the period from March 17, 2020 to September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. The Company recorded a credit of $0.5 million against operating expenses on the Consolidated Statement of Operations and Comprehensive Loss and as a current asset on the consolidated balance sheets during the year ended December 31, 2023. The Company expects to receive the credit in the next twelve months.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which are seven years for furniture and fixtures, five to fifteen years for equipment and three to five years for computer software and hardware. Depreciation expense is recorded in selling, general and administrative expenses. Expenditures for repairs and maintenance, which do not improve or extend the expected useful life of the assets, are expensed as incurred.

Long-Lived Assets

Management reviews the carrying amounts of definite-lived intangible assets and long-lived assets, including right-of-use (“ROU”) assets, property and equipment whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. For purposes of assessing recoverability, definite-lived intangible assets and long-lived tangible assets are each deemed to be one asset group. The carrying amount of the asset group is compared to the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset group being evaluated, an impairment loss is calculated as the amount by which the carrying value of the asset group exceeds its estimated fair value.

Leases

The Company has an operating lease for its corporate office. The Company determines whether a contract is, or contains, a lease at inception. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company's incremental borrowing rate is determined based on the estimated rate of interest for collateralized borrowing over a similar term as the associated lease. The Company’s lease arrangement does not have any lease and non-lease components.

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

Derivatives

The Company does not engage in hedging activities. The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the Consolidated Statements of Operations and Comprehensive Loss. Refer to Note 8 for additional information about the derivative liability.

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

3.GOODWILL AND FIXED ASSETS IMPAIRMENT

Fixed Asset Impairment

The Company identified an impairment indicator associated with its property and equipment and performed interim impairment tests on the long-lived tangible assets as a result of a planned change of the Company’s contract manufacturing partner to be completed in less than one year from September 30, 2023. The interim impairment tests were performed using estimated market prices. The Company has determined that the fair value of certain long-lived tangible assets is lower than the related book values. Additionally, for certain long-lived tangible assets, it is more likely than not that those long-lived assets will be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $159 thousand were recorded in the third quarter of 2023 on its long-lived tangible assets.

Goodwill Impairment

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

4.SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the Consolidated Balance Sheets are as follows:

Accounts receivable, net

Accounts receivable are net of allowance for doubtful accounts of $0 and less than $1 thousand as of December 31, 2023 and 2022, respectively.

Inventory, net (in thousands)

	December 31,
	2023	2022
Raw materials	$351	$344
Work-in-process	67	284
Finished goods	96	39
Inventory, gross	514	667
Inventory reserve	(57)	(78)
Inventory, net	$457	$589

During the years ended December 31, 2023 and 2022, existing reserves of $16 thousand and $175 thousand were charged against inventory, respectively.

Prepaid expenses and other current assets (in thousands)

	December 31,
	2023	2022
Prepaid expenses	$689	$817
Inventory related	333	399
Deferred offering costs	140	—
Total prepaid expenses and other current assets	$1,162	$1,216

Property and equipment, net (in thousands)

	December 31,
	2023	2022
Furniture and fixtures	$59	$59
Equipment	243	373
Computer software and hardware	235	229
Property and equipment	537	661
Accumulated depreciation	(359)	(314)
Property and equipment, net	$178	$347

Accrued and other current liabilities (in thousands)

	December 31,
	2023	2022
Insurance payable	$446	$592
Employees benefits	509	509
Professional services	52	119
Franchise tax	168	—
Other	85	60
Total accrued and other current liabilities	$1,260	$1,280

Deferred revenue

Exclusive Distribution Agreement

Pursuant to an Exclusive Distribution Agreement with Health Tech Connex Inc. (“HTC”) (“Exclusivity Agreement”) entered into on March 3, 2023, subject to certain terms and conditions, the Company granted to HTC the exclusive right to provide PoNS Therapy® in the Fraser Valley and Vancouver metro regions of British Columbia. HTC is to purchase the PoNS devices for use in these regions exclusively from the Company and on terms no less favorable than the then-current standard terms and conditions. This Exclusivity Agreement replaced the previous Clinical Research and Co-Promotion Agreement (“Co-Promotion Agreement”) between the parties entered into in October 2019 that included a similar exclusive right provision. The exclusive right under the Exclusivity Agreement was granted for a value of CAD$273 thousand, which is represented by the unamortized up-front payment under the former Co-Promotion Agreement. The initial term of the Exclusivity Agreement expires on December 31, 2027, and is renewable by HTC for one additional five-year term upon sixty days’ written notice to the Company.

Deferred revenue as of both December 31, 2023 and 2022 is comprised of the remaining unamortized amount under these agreements. Revenue recognized is included in other revenue in the Consolidated Statements of Operations and Comprehensive Loss.

5.LEASES

The Company has an operating lease for office space with lease terms that commenced in January 2022 and will expire in March 2025. The lease does not contain any options to extend. Operating lease costs for the years ended December 31, 2023 and 2022 were $54 thousand and $56 thousand, respectively.

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$46
2025	12
Total lease payments	58
Less: imputed interest	(1)
Total lease liabilities	$57

The following table provides information on the lease terms and discount rates for the operating lease as of December 31, 2023:

Weighted average remaining lease term (in years)	1.25
Weighted average discount rate	4.55%

6.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		December 31,
		2023			2022
				Net			Net
	Useful Life		Accumulated	Carrying		Accumulated	Carrying
	(in years)	Cost	Amortization	Value	Cost	Amortization	Value
Reacquired rights	3.87	$486	$(486)	$—	$475	$(388)	$87
Acquired proprietary software	5.00	145	(121)	24	142	(90)	52
Internally developed software	3.00	84	(84)	—	84	(83)	1
Total intangible assets		$715	$(691)	$24	$701	$(561)	$140

Estimated amortization expense for the year ending December 31, 2024 is $24 thousand.

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

The Consolidated Financial Statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company as of December 31, 2023 and 2022 consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account, money market mutual funds, treasury bills and a certificate of deposit. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

The Company’s derivative liability as of December 31, 2023 and 2022 is comprised of warrants issued in connection with the registered public offering completed in August 2022 discussed in Note 8. The derivative liability is classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value on a recurring basis. See Note 8 for further information on the fair value of the derivative liability.

The majority of the Company’s non-financial instruments, which include intangible assets, lease assets, inventories and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Note 3 – Goodwill and Fixed Asset Impairment for further detail.

8.COMMON STOCK AND WARRANTS

The Company may issue common stock in connection with underwritten public offerings, registered direct public offerings or other financing transactions. Such issuances of common stock may include the issuance or sale of warrants to purchase common stock.

Equity Transactions

At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $2.0 million. Roth is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the Sales Agreement. As of December 31, 2023, 53,010 share issuances of securities have occurred in connection with the ATM generating net proceeds of $0.4 million inclusive of $0.1 million of share issuance costs. On February 8, 2024, 148,201 shares were issued with the ATM, generating net proceeds of $1.3 million.

Series B Preferred Stock

On March 23, 2023, the Board of Directors declared a dividend of one one-thousandth of a share of Series B Preferred Stock (“Series B Preferred Stock”) for each outstanding share of Common Stock held of record on April 3, 2023, and the Certificate of Designation was filed with the Delaware Secretary of State and became effective on March 24, 2023. The value of the Series B Preferred Stock issued in connection with the stock dividend was immaterial.

The Series B Preferred Stock is not transferrable by the holder except in connection with a transfer by such holder of any shares of common stock held by such holder. The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock has no stated maturity and is not subject to any sinking fund. The Series B Preferred Stock is not subject to any restriction on the redemption or repurchase of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments. The holder of Series B Preferred Stock is not entitled to receive dividends.

Each share of Series B Preferred Stock entitled the holder to 1,000,000 votes per share and each fraction of a share of Series B Preferred Stock had a ratable number of votes. The outstanding shares of Series B Preferred Stock voted together with the outstanding shares of the Company’s common stock, as a single class, exclusively with respect to the proposal giving the Board of Directors the authority, as it would determine appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the foregoing matters (the “Adjournment Proposal”).

At the annual meeting of stockholders of the Company held on May 24, 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its outstanding common stock. All shares of Series B Preferred Stock that did not vote in person or by proxy were redeemed in whole by the Company. Shares of Series B Preferred Stock that did vote in person or by proxy will need to request redemption from the Company at a rate of $0.001 per share in cash. As of December 31, 2023, no shareholders of Series B Preferred Stock have requested such redemption.

Reverse Stock Split

At the annual meeting of stockholders on May 24, 2023, our stockholders voted to approve a reverse stock split of our outstanding Class A common stock at a ratio in the range of 1-for-10 to 1-for-80 to be determined at the discretion of the Board of Directors. On August 11, 2023, the Board approved a 1-for-50 reverse stock split of the Company’s issued and outstanding Common Stock (the “Reverse Stock Split”) that became effective 5:00 p.m. Eastern Time on August 16, 2023.

All issued and outstanding Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of Common Stock. Per the warrant agreement for the Public Warrants, the exercise price for these warrants was reset to the volume-weighted average price for the five days following the Reverse Stock Split. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of Common Stock that was created as a result of the Reverse Stock Split was rounded down to the next whole share and stockholders received cash settlement equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s Common Stock as reported on Nasdaq on the last trading day before the Reverse Stock Split effective date. The authorized shares and par value of the Common Stock and preferred stock were not adjusted as a result of the Reverse Stock Split.

August 2022 Issuance of Common Stock and Warrants

On August 9, 2022, the Company closed on a registered public offering (“August 2022 Public Offering”) and issued an aggregate of 480,000 shares of common stock for gross proceeds of $18 million. The Company paid $1.7 million of share issuance costs, which consisted of placement agent fees and expenses and other offering costs.

In connection with the August 2022 Public Offering, the Company issued warrants to purchase an aggregate of 720,000 shares of common stock (“Public Warrants”). The Company performed an analysis of the provisions of the Public Warrants and concluded that the Public Warrants did not meet the guidance for being classified as an equity instrument due to a potential price reset prompted by a change in an unrelated instrument’s conversion rate or, in the event of a fundamental transaction, settlement rights that differ from those of the underlying common stockholders. As a result of the derivative liability classification of the Public Warrants, the gross proceeds were first allocated to the fair value of the Public Warrants as of August 9, 2022 of $9.9 million and the remaining $8.1 million in gross proceeds were allocated to stockholders’ equity. The share issuance costs associated with the August 2022 Public Offering were allocated between the issuance of common stock and Public Warrants on a pro rata basis with the allocation of the gross proceeds, which resulted in $0.8 million of share issuance costs being recorded as a reduction of additional paid-in capital and $0.9 million of share issuance costs being recorded in interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the derivative liability as of December 31, 2023 and 2022 was $3.3 million and $6.9 million, respectively. The change in the fair value of the derivative liability was recognized as a component of nonoperating income (expense) in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the Public Warrants was determined using both a Monte Carlo simulation model, which uses multiple input variables to determine the probability of the occurrence of a price reset or a fundamental transaction and the Black-Scholes option pricing model. The following table includes the stock price and the inputs used to estimate the fair value of the warrants:

	December 31,
	2023	2022
Stock price	$8.04	$15.35
Warrant term (in years)	3.61	4.61
Expected volatility	84.10%	80.90%
Risk-free interest rate	3.96%	4.04%
Dividend rate	0.00%	0.00%

Lincoln Park Purchase Agreement

During the year ended December 31, 2022 the Company issued 7,827 shares at an average price per share of $82.32 to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to a purchase agreement (the “LPC Purchase Agreement”) and registration rights agreement with Lincoln Park entered into on September 1, 2021. Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to the provisions of the LPC Purchase Agreement and applicable rules of the Nasdaq Capital Market. The Company does not intend to issue any additional shares under the LPC Purchase Agreement.

Warrants

The 627,090 of outstanding liability classified Public Warrants have an exercise price that was reset to $6.9135 per share as a result of the Company’s Reverse Stock Split on August 16, 2023 are exercisable upon issuance and will expire five years following the date of issuance. 92,910 Public Warrants were exercised and the Company received gross proceeds of $0.6 million. No warrants were cancelled during the year ended December 31, 2023.

The Company has outstanding equity-classified warrants to purchase 9,969 shares of common stock at a weighted average exercise price of $819.77, with expiration dates ranging from March 2025 to February 2026. During the year ended December 31, 2023, no warrants were exercised and 1,884 warrants were cancelled due to expiration.

9.STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under The Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (“2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”). The 2022 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants. Options to purchase shares of the Company’s common stock granted under the 2022 Plan are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options granted under the 2022 Plan generally vest over periods of between one to three years and expire no later than ten years from the date of grant.

The 2022 Plan contains an automatic increase provision which provides for an annual increase to the maximum number of authorized shares on January 1 of each year beginning on January 1, 2023 through January 1, 2027, to an amount equal to (i) 20% of the fully diluted number of shares of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (ii) a lesser number of shares determined by the board of directors prior to the date of the increase. As of January 1, 2024, the number of shares authorized for issuance increased from 264,319 to 319,941 and there were 74,643 shares of common stock available for issuance under the 2022 Plan.

The Inducement Plan permits the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and cash awards and other share‑based awards The Inducement Plan is used exclusively for grants of awards to individuals who were not previously employees or directors of the Company. Options granted under the Inducement Plan generally vest over four years and expire after ten years. The exercise price of each option is equal to the fair market value of the common stock at the date of grant. As of December 31, 2023, there were 9,240 shares of common stock available for issuance under the Inducement Plan.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the United States Treasury yield curve and is based on the expected term of the award. The expected term of stock option awards granted is estimated based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment. Expected volatility is calculated using historical volatility over the expected term.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	3.93%	2.95%
Expected volatility	79.43%	74.91
Expected term (years)	5.70	5.70
Expected dividend yield	0.00%	0.00%
Fair value, per share	$10.17	$50.93

The fair value of restricted stock units granted during the years ended December 31, 2023 and 2022 was based on the closing price of the Company’s common stock on the Nasdaq Capital Market on the day of the grant.

Stock option activity during the year ended December 31, 2023 was as follows:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2022	23,800	$670.36	8.56	—
Granted	223,268	14.63	—	—
Exercised	—	—	—	—
Forfeited	(1,238)	377.94	—	—
Outstanding as of December 31, 2023	245,830	76.28	9.03	$5.00
Exercisable as of December 31, 2023	98,350	149.43	8.93	$4.00

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2022	160	$70.00
Granted	6,644	7.81
Vested	(4,576)	9.98
Forfeited	—	—
Nonvested as of December 31, 2023	2,228	$7.81

Total stock-based compensation expense was as follows (in thousands):

	Years Ended
	December 31,
	2023	2022
Cost of sales	$18	$15
Selling, general and administrative	1,320	2,015
Research and development	291	224
Total stock-based compensation expense	$1,629	$2,254

Stock-based compensation expense for the year ended December 31, 2022 included $1.2 million of expense associated with the vesting of performance-based stock options upon the achievement of the performance criteria when the public offering in August 2022 was completed.

As of December 31, 2023, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock units was $2.5 million which will be amortized over weighted-average remaining requisite service period of 1.0 years.

10.BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Years Ended
	December 31,
	2023	2022
Basic:
Net loss available to common stockholders — basic	$(8,850)	$(14,072)
Weighted average common shares outstanding — basic	607,890	269,929
Loss per share - basic	$(14.56)	$(52.13)

Diluted:
Net loss available to common stockholders — diluted (1)	$(8,850)	$(14,072)
Weighted average common shares outstanding — diluted (1)	607,890	269,929
Loss per share — diluted	$(14.56)	$(52.13)

(1)

For the years ended December 31, 2023 and 2022, no adjustment was made to the numerator and no incremental shares were added to the denominator for the Public Warrants being accounted for as a derivative liability, as the Public Warrants were out-of-the-money. Refer to Note 8 for additional information about the Public Warrants.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Years Ended
	December 31,
	2023	2022
Stock options	245,830	23,800
Restricted stock units	2,228	160
Warrants	637,059	731,853

11.INCOME TAXES

The Company's loss before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in thousands):

	Years Ended December 31,
	2023	2022
U.S.	$8,689	$12,417
Non-U.S.	161	1,655
	$8,850	$14,072

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Income tax benefit at United States federal statutory rate	$(1,858)	$(2,955)
Derivative liability	(623)	(636)
Share based payments	(791)	500
Goodwill impairment	—	198
Tax credits	(142)	(157)
Foreign income taxed at foreign rate	(9)	(91)
Other permanent difference	126	59
Other	144	164
Increase in valuation allowance	3,153	2,918
Income tax expense	$—	$—

The components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$30,642	$29,130
Stock-based compensation	3,316	1,696
Research and development	2,164	1,642
Tax credit carryforwards	1,267	1,114
Compensation and benefits	120	108
Unrealized foreign currency losses	33	102
Deferred revenue	45	53
Lease liability	13	25
Inventory reserve	13	18
Total deferred tax assets	37,613	33,888
Deferred tax liabilities
Property and equipment	(16)	(57)
Intangible assets	(7)	(37)
Right-of-use asset	(12)	(23)
Unrealized foreign currency gains	—	—
Total deferred tax liabilities	(35)	(117)
Valuation allowance	(37,578)	(33,771)
Net deferred tax assets	$—	$—

Net operating loss carryforwards and the related carryforward expiration periods as of December 31, 2023 are summarized as follows (in thousands):

	Carryforward
	Amount	Expiration
United States federal net operating losses	$39,561	2032-2037
United States federal net operating losses	74,943	Indefinite
United States state net operating losses	71,165	2034-2043
United States state net operating losses	3,213	Indefinite
Canada federal net operating losses	6,532	2034-2043

The gross tax credit carryforwards and the related carryforward expiration periods as of December 31, 2023 are summarized as follows (in thousands):

	Carryforward
	Amount	Expiration
United States federal research expenditure tax credits	$797	2034-2043
Canada federal research expenditure tax credits	470	2034-2037

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 of the Code, as well as similar state provisions. This could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Although a formal Section 382 analysis has not yet been completed, the Company believes it is possible ownership changes have occurred. The annual limitation may result in the expiration of United States net operating losses and credits before utilization; however, due to the valuation allowance against deferred tax assets as of December 31, 2023, the net effect of any limitation will have no impact on results of operations.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of both December 31, 2023 and 2022, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the United States and Canada. The Company’s tax returns are subject to tax examinations by United States federal and state tax authorities, or examinations by foreign tax authorities until the expiration of the respective statutes of limitation. The Company currently has no tax years under examination.

12.DEFINED CONTRIBUTION PLAN

The Company’s employees in the United States are eligible to participate in the Helius Medical Inc. Savings Plan, as amended, a safe harbor 401(k) plan (“401(k) Plan”). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits. The Company matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis and matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. Pursuant to the 401(k) safe harbor provisions, the Company’s matching contributions are 100% vested. For the years ended December 31, 2023 and 2022, the Company’s defined contribution plan expense was $148 thousand and $143 thousand, respectively.

13.COMMITMENTS AND CONTINGENCIES

The Company is obligated under a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) to pay a 4% royalty on net revenue collected from the sale of devices covered by ANR’s patent pending technology, claims and knowhow. For the years ended December 31, 2023 and 2022, the Company recorded royalty expense from the sale of devices of approximately $24 thousand and $31 thousand, respectively, in its Consolidated Statements of Operations and Comprehensive Loss.

14.ENTERPRISE-WIDE DISCLOSURES

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Years Ended
	December 31,
	2023	2022
Product sales, net:
United States	$324	$318
Canada	281	460
Total product sales, net	605	778
Other revenue	39	9
Total revenue	$644	$787

Two customers accounted for 65% of net product sales for the year ended December 31, 2023 and a single customer accounted for 35% of net product sales for the year ended December 31, 2022. A single customer accounted for 83% and 89% of accounts receivable, net for the years ended December 31, 2023 and 2022, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: March 28, 2024	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dane C. Andreeff	Date: March 28, 2024
Dane C. Andreeff
President, Chief Executive Officer (Principal Executive Officer) and Director

By	/s/ Jeffrey S. Mathiesen	Date: March 28, 2024
Jeffrey S. Mathiesen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director

By	/s/ Paul Buckman	Date: March 28, 2024
Paul Buckman
Director

By	/s/ Blane Walter	Date: March 28, 2024
Blane Walter
Director

By	/s/ Sherrie Perkins	Date: March 28, 2024
Sherrie Perkins
Director

By	/s/ Edward M. Straw	Date: March 28, 2024
Edward M. Straw
Director

84