Form 10-Q
period 2024-03-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2024-05-13
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, the registrant had 2,529,863 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$3,638	$5,182
Accounts receivable, net	49	117
Other receivables	513	520
Inventory, net	384	457
Prepaid expenses and other current assets	940	1,162
Total current assets	5,524	7,438
Property and equipment, net	174	178
Intangible assets, net	17	24
Operating lease right-of-use asset, net	42	52
Total assets	$5,757	$7,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$814	$531
Accrued and other current liabilities	674	1,260
Current portion of operating lease liabilities	46	45
Current portion of deferred revenue	42	43
Total current liabilities	1,576	1,879
Operating lease liabilities, net of current portion	—	12
Deferred revenue, net of current portion	115	128
Derivative liability	2,080	3,323
Total liabilities	3,771	5,342
Commitments and contingencies (Note 9)
Stockholders' equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 887,847 and 714,590 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	164,843	162,979
Accumulated deficit	(162,473)	(159,957)
Accumulated other comprehensive loss	(385)	(673)
Total stockholders' equity	1,986	2,350
Total liabilities and stockholders' equity	$5,757	$7,692

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023

Revenue
Product sales, net	$124	$106
Other revenue	11	5
Total revenue	135	111
Cost of revenue	123	122
Gross profit (loss)	12	(11)
Operating expenses
Selling, general and administrative expenses	2,633	2,874
Research and development expenses	788	886
Amortization expense	7	39
Total operating expenses	3,428	3,799
Loss from operations	(3,416)	(3,810)
Nonoperating income (expense)
Interest income (expense), net	(8)	100
Change in fair value of derivative liability	1,142	1,221
Foreign exchange loss	(288)	(5)
Other income, net	54	—
Nonoperating income, net	900	1,316
Loss before provision for income taxes	(2,516)	(2,494)
Provision for income taxes	—	—
Net loss	(2,516)	(2,494)
Other comprehensive income (loss)
Foreign currency translation adjustments	288	5
Comprehensive loss	$(2,228)	$(2,489)
Loss per share
Basic	$(3.08)	$(4.42)
Diluted	$(3.08)	$(4.42)
Weighted average number of common shares outstanding
Basic	817,327	564,134
Diluted	817,327	564,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	714,590	$1	$162,979	$(159,957)	$(673)	$2,350
Issuance of common stock in public offering	148,201	—	1,374	—	—	1,374
Share issuance costs	—	—	(174)	—	—	(174)
Exercise of warrants	23,400	—	263	—	—	263
Settlement of restricted stock units	1,656	—	—	—	—	—
Stock-based compensation	—	—	401	—	—	401
Other comprehensive loss	—	—	—	—	288	288
Net loss	—	—	—	(2,516)	—	(2,516)
Balance as of March 31, 2024	887,847	$1	$164,843	$(162,473)	$(385)	$1,986

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	564,094	$1	$159,645	$(151,107)	$(388)	$8,151
Settlement of restricted stock units	120	—	—	—	—	—
Stock-based compensation	—	—	405	—	—	405
Other comprehensive gain	—	—	—	—	5	5
Net loss	—	—	—	(2,494)	—	(2,494)
Balance as of March 31, 2023	564,214	$1	$160,050	$(153,601)	$(383)	$6,067

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,516)	$(2,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(1,142)	(1,221)
Stock-based compensation expense	401	405
Foreign exchange loss	288	5
Depreciation expense	9	12
Amortization expense	7	39
Provision for (reversal of) inventory reserve	(19)	—
Non-cash operating lease expense	10	12
Changes in operating assets and liabilities:
Accounts receivable	66	60
Other receivables	6	116
Inventory	92	(28)
Prepaid expense and other current assets	120	131
Operating lease liabilities	(11)	(13)
Accounts payable	284	213
Accrued and other current liabilities	(586)	(424)
Deferred revenue	(10)	(3)
Net cash used in operating activities	(3,001)	(3,190)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(19)
Net cash used in investing activities	(5)	(19)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,374	—
Proceeds from exercise of warrants	162	—
Payment of deferred offering costs	(31)	—
Share issuance costs	(42)	—
Net cash provided by financing activities	1,463	—
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(1,544)	(3,209)
Cash and cash equivalents at beginning of period	5,182	14,549
Cash and cash equivalents at end of period	$3,638	$11,340
Supplemental cash flow information
Non-cash investing and financing transactions:
Derivative warrant liability reclassified to equity on exercise of warrants	$101	$—
Deferred offering costs reclassified to equity upon public offering	$132	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    BASIS OF PRESENTATION

The accompanying interim Unaudited Condensed Consolidated Financial Statements of Helius Medical Technologies, Inc. (together with its wholly owned subsidiaries the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission on March 28, 2024 (“2023 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

There have been no material changes to the Company's significant accounting policies from those described in the 2023 Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Reverse Stock Split

At the annual meeting of stockholders on May 24, 2023, our stockholders voted to approve a reverse stock split of our outstanding Class A common stock (“Common Stock”) at a ratio in the range of 1-for-10 to 1-for-80 to be determined at the discretion of the Company’s Board of Directors (the “Board”). On August 11, 2023, the Board approved a 1-for-50 reverse stock split of the Company’s issued and outstanding Common Stock (the “Reverse Stock Split”). Refer to Note 6 for additional information.

All issued and outstanding Common Stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of Common Stock. In accordance with the terms of the warrant agreement for the Public Warrants described further in Note 6, the exercise price for these warrants was reset to the volume-weighted average price for the five days following the Reverse Stock Split. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. Any fraction of a share of Common Stock that was created as a result of the Reverse Stock Split was rounded down to the next whole share and stockholders received cash settlement equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s Common Stock as reported on Nasdaq on the last trading day before the Reverse Stock Split effective date. The authorized shares and par value of the Common Stock and preferred stock were not adjusted as a result of the Reverse Stock Split.

Going Concern Uncertainty

As of March 31, 2024, the Company had cash, cash equivalents of $3.6 million. For the three months ended March 31, 2024, the Company had an operating loss of $3.4 million, and as of March 31, 2024, its accumulated deficit was $162.5 million. For the three months ended March 31, 2024, the Company had $0.1 million of net revenue from the commercial sale of products. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are filed. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company's fiscal 2024 Form 10-K and interim periods thereafter. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The guidance is effective for the Company’s fiscal 2025 Form 10-K. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

3.    SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the unaudited condensed consolidated balance sheets consisted of the following:

Accounts receivable, net

Accounts receivable from product sales are net of allowance for credit losses of less than $1 thousand as of both March 31, 2024 and December 31, 2023.

Inventory, net (in thousands)

	March 31,	December 31,
	2024	2023
Raw materials	$295	$351
Work-in-process	62	67
Finished goods	66	96
Inventory, gross	423	514
Inventory reserve	(39)	(57)
Inventory, net	$384	$457

During the three months ended March 31, 2024, $0 and $14 thousand of inventory was written off to the inventory reserve.

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2024	2023
Prepaid expenses	$547	$689
Inventory related	355	333
Deferred offering costs	38	140
Total prepaid expenses and other current assets	$940	$1,162

Accrued and other current liabilities (in thousands)

	March 31,	December 31,
	2024	2023
Insurance payable	$281	$446
Employees benefits	275	509
Professional services	41	52
Franchise tax	50	168
Other	27	85
Total accrued and other current liabilities	$674	$1,260

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

Deferred revenue as of both March 31, 2024 and December 31, 2023 is comprised of the remaining unamortized amount under these agreements. Revenue recognized is included in Other revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4.    LEASES

The Company has an operating lease for office space with lease terms expiring in March 2025. The lease does not contain any options to extend. Operating lease costs for the three months ended March 31, 2024 and 2023 were $10 thousand and $14 thousand, respectively.

Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

2024 (remaining)	$35
2025	12
Total lease payments	47
Less: imputed interest	(1)
Total lease liabilities	$46

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

The Unaudited Condensed Consolidated Financial Statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of March 31, 2024 and December 31, 2023, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

The Company’s derivative liability as of March 31, 2024 and December 31, 2023 is comprised of warrants issued in connection with the registered public offering completed in August 2022 (“August 2022 Public Offering”) discussed in more detail in Note 8 to our Consolidated Financial Statements included our 2023 10-K. The derivative liability is classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value on a recurring basis. See Note 6 for further information on the fair value of the derivative liability.

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

6.    COMMON STOCK, PREFERRED STOCK AND WARRANTS

At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the Sales Agreement. As of March 31, 2024, 201,211 shares have been sold under the ATM generating net proceeds of $1.8 million.

Series B Preferred Stock

On March 23, 2023, the Board of Directors declared a dividend of one one-thousandth of a share of Series B Preferred Stock (“Series B Preferred Stock”) for each outstanding share of Common Stock held of record on April 3, 2023. The value of the Series B Preferred Stock issued in connection with the stock dividend was immaterial.

The outstanding shares of Series B Preferred Stock will vote together with the outstanding shares of the Company’s Common Stock, as a single class, exclusively with respect to a proposal giving the Board of Directors the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the foregoing matters.

Each share of Series B Preferred Stock entitled the holder to 1,000,000 votes per share and each fraction of a share of Series B Preferred Stock had a ratable number of votes. The holder of Series B Preferred Stock, as such, will not be entitled to receive dividends.

At the annual meeting of stockholders of the Company held on May 24, 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its outstanding Common Stock. All shares of Series B Preferred Stock that did not vote in person or by proxy were redeemed in whole by the Company. Shares of Series B Preferred Stock that did vote in person or by proxy will need to request redemption from the Company at a rate of $0.001 per share in cash. As of March 31, 2024, no shareholders of Series B Preferred Stock have requested such redemption.

Warrants

The Company issued warrants to purchase an aggregate of 720,000 shares of Common Stock (“2022 Warrants”) in connection with the August 2022 Public Offering, as more fully described in Note 8 to our Consolidated Financial Statements included our 2023 10-K. The 2022 Warrants did not meet the guidance for being classified as an equity instrument due to a potential price reset prompted by a change in an unrelated instrument’s conversion rate or, in the event of a fundamental transaction, settlement rights that differ from those of the underlying common stockholders. Accordingly, the 2022 Warrants are being accounted for as a derivative liability instrument. As a result of the Company’s Reverse Stock Split on August 16, 2023, refer to Note 1, the exercise price on the 2022 Warrants was reset to $6.9135 per share based on the volume-weighted average price for the five stock trading days immediately following the Reverse Stock Split.

The fair value of the 2022 Warrants as of March 31, 2024 and December 31, 2023 was determined using both a Monte Carlo simulation model, which uses multiple input variables to determine the probability of the occurrence of a price reset or a fundamental transaction and the Black-Scholes option pricing model. The following table includes the share price and the inputs used to estimate the fair value of the warrants:

	March 31,	December 31,
	2024	2023
Stock price	$5.83	$8.04
Warrant term (in years)	3.36	3.61
Expected volatility	82.10%	84.10%
Risk-free interest rate	4.37%	3.96%
Dividend rate	0.00%	0.00%

The fair value of the derivative liability associated with the 2022 Warrants as of March 31, 2024 and December 31, 2023 was $2.1 million and $3.3 million, respectively. The change in the fair value of the derivative liability was recognized as a component of nonoperating income (expense) in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. 2022 Warrants were exercised to purchase of 23,400 shares of Common Stock at $6.9135 per share for $162 thousand in net proceeds and no 2022 Warrants were cancelled during the three months ended March 31, 2024. The portion of the derivative liability relating to the exercised warrants of $101 thousand was reclassified into stockholders’ equity based on the fair value on the date of reclassification. The remaining outstanding 2022 Warrants to purchase 603,690 shares of Common Stock are classified as a derivative liability as of March 31, 2024, are exercisable upon issuance and will expire five years following the date of issuance.

On May 9, 2024, in connection with the 2024 Public Offering (as defined below), the exercise price of the 2022 Warrants was repriced again. Refer to Note 11 for additional information.

The Company has outstanding equity-classified warrants to purchase 9,969 shares of Common Stock at a weighted average exercise price of $819.77, with expiration dates ranging from October 2023 to February 2026. During the three months ended March 31, 2024, no equity-classified warrants were exercised or cancelled.

7.    STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (“2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the 2023 10-K. On January 1, 2023, pursuant to the automatic increase provision of the 2022 Plan, the number of shares authorized for issuance increased from 264,319 to 319,941. As of March 31, 2024, the remaining shares available for grant were 74,643 under the 2022 Plan and 9,240 under the Inducement Plan.

During the three months ended March 31, 2024, the Company did not grant any stock options or restricted stock units out of the 2022 Plan or the Inducement Plan.

As of March 31, 2024, there were an aggregate of 245,830 stock options outstanding with a weighted average exercise price of $76.28 per share and 572 unvested restricted stock units outstanding with a weighted average grant date fair value of $7.81 per share.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of sales	$4	$4
Selling, general and administrative	331	320
Research and development	66	81
Total stock-based compensation expense	$401	$405

As of March 31, 2024, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock units was $2.1 million which will be amortized over the weighted-average remaining requisite service period of 0.9 years.

8.    BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2024	2023
Basic:
Net loss available to common stockholders — basic	$(2,516)	$(2,494)
Weighted average common shares outstanding — basic	817,327	564,134
Loss per share - basic	$(3.08)	$(4.42)

Diluted:
Net loss available to common stockholders — diluted (1)	$(2,516)	$(2,494)
Weighted average common shares outstanding — diluted (1)	817,327	564,134
Loss per share — diluted	$(3.08)	$(4.42)

(1)	For the three months ended March 31, 2024 and March 31, 2023, no adjustment was made to the numerator and no incremental shares were added to the denominator for the Public Warrants being accounted for as a derivative liability, as the Public Warrants were out-of-the-money during the periods. Refer to Note 6 for additional information about the Public Warrants.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended
	March 31,
	2024	2023
Stock options	245,830	222,424
Restricted stock units	572	40
Warrants	613,659	731,853

9.    COMMITMENTS AND CONTINGENCIES

The Company is obligated under a license agreement with Advanced NeuroRehabilitation, LLC to pay a 4% royalty on net revenue collected from the sale of devices covered by the patent-pending technology. During the three months ended March 31, 2024 and 2023, the Company recorded royalty expense from the sale of devices of approximately $5 thousand and $4 thousand, respectively, in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Product sales, net:
United States	$79	$75
Canada	45	31
Total product sales, net	124	106
Other revenue	11	5
Total revenue	$135	$111

Two customers accounted for 94% of net product sales for the three months ended March 31, 2024 and a single customer accounted for 14% of net product sales for the three months ended March 31, 2023. Two customers accounted for 94% of accounts receivable, net as of March 31, 2024 and a single customer accounted for 68% of accounts receivable, net as of March 31, 2023.

11.    SUBSEQUENT EVENTS

On May 9, 2024, the Company closed on a registered public offering consisting of 704,999 shares of Common Stock (the “2024 Public Offering”), pre-funded warrants to purchase 2,147,222 shares of Common Stock (the “Pre-funded Warrants”) and accompanying Series A Warrants to purchase up to 2,852,221 shares of its Common Stock (“Series A Warrants”) and Series B Warrants to purchase up to 2,852,221 shares of its Common Stock (“Series B Warrants”, and together with the Series A Warrants, the “2024 Public Warrants”). The 2024 Public Offering price per share of Common Stock and accompanying Series A Warrants and Series B Warrants was $2.25, the public offering price per Pre-funded Warrant and accompanying Series A and Series B warrant was $2.249. The Pre-funded Warrants have an exercise price of $0.001 per share and 1,076,445 were exercised on the closing date. Net proceeds from the 2024 Public Offering, after deducting placement agent fees and expenses and other offering costs, were approximately $5.6 million.

The 2024 Public Warrants have an exercise price of $2.25 per share, are exercisable upon issuance, and the Series A Warrants will expire five years following the date of issuance and the Series B Warrants will expire twelve months following the date of issuance. The Pre-funded Warrants are exercisable upon issuance and may be exercised at any time until the Pre-funded Warrants are exercised in full.

As a result of the 2024 Public Offering, the exercise price of the 2022 Warrants will be repriced per the terms of the warrant agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” “Helius” or “Company” mean Helius Medical Technologies, Inc. and its wholly owned operating subsidiaries, Helius Medical, Inc. (“HMI”) and Helius Medical Technologies (Canada), Inc. (“HMC”). The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024 (the “2023 10-K”). All financial information is stated in U.S. dollars unless otherwise specified. Our Unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s market, strategy, competition, capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements are made, without limitation, in relation to the Company’s future growth and operational progress including expected enrollment, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., the impacts of the current global macroeconomic environment on the Company, the issuance by the Centers for Medicare & Medicaid Services (“CMS”) of rules regarding coverage of emerging technologies, clinical development plans, product development activities, the safety and effectiveness of the Company’s product, the manufacturing plans for the Company’s product, sufficiency of cash and availability of funds, and operating costs. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve the Company’s business objectives, the impact on the Company of global macroeconomic conditions including effects from supply chain constraints, logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and increased interest rates on the Company’s ability to operate its business and access capital markets, the success of the Company’s business plan, including the Company’s ability to secure contracts with rehabilitation clinics, obtain national Medicare coverage and a reimbursement code so that the PoNS device is covered by Medicare and Medicaid, to build internal commercial infrastructure, secure state distribution licenses, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers, market awareness of the PoNS device, availability of funds, manufacturing, the Company’s ability to maintain and enforce its intellectual property rights, clinical trials and the clinical development process, the product development process, the regulatory submission review and approval process, the Company’s operating costs and use of cash, and the Company’s ability to achieve significant revenues and other factors discussed in the section entitled “Item 1A. Risk Factors” in our 2023 10-K and those described from time to time in the Company’s future reports filed with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to the Company as of the date hereof, and reflect the Company’s current judgment regarding its business plans, Helius cannot guarantee future results, events, levels of activity, performance or achievement and its actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company does not intend, and undertakes no obligation, to update or revise any of the forward-looking statements as a result of new information, future events or otherwise or to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implantable medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS Therapy® is integral to the overall PoNS solution and is the physical therapy applied by patients during use of the PoNS device. PoNS has marketing clearance in the U.S. for use as a short-term treatment of gait deficit due to mild-to-moderate symptoms for multiple sclerosis (“MS’) and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We began accepting prescriptions for PoNS in the U.S. in March 2022, and commercial sales of PoNS commenced in April 2022. PoNS is authorized for sale in Canada for three indications: (i) as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury and is to be used in conjunction with physical therapy; (ii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy; and (iii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from stroke, to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we have been seeking a business partner to commercialize and distribute PoNS in Australia.

Recent Developments

Corporate Updates

As discussed further in Note 6 to our unaudited condensed consolidated financial statements, in May 2024, the Company closed on a public offering of its Class A common stock (“Common Stock”) and warrants and received net proceeds of approximately 5.6 million.

On May 2, 2024, CMS published a proposed fee schedule payment rates for the PoNS Controller and PoNS Mouthpiece to be discussed at CMS' bi-annual Healthcare Common Procedure Coding System (“HCPCS”) public meeting to be held on May 29, 2024. For the PoNS Controller (HCPCS Code A4593), CMS preliminarily set pricing by mapping reimbursement to existing code E0745, (Neuromuscular stimulator, electronic shock unit), resulting in a capped fee of $1,206.53. For the PoNS Mouthpiece (HCPCS code A4594), CMS based pricing on the cash pay price of $4,500, resulting in a total capped payment of $3,075.53.

On April 4, 2024, the Company received written notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Stock Market LLC because the Company’s stockholders' equity, as reported in our 2023 10-K, has fallen below $2.5 million. The notice also indicates that the Company does not meet the alternative compliance standards. Under applicable Nasdaq rules, the Company has 45 calendar days from the date of the notice, or until May 20, 2024, to submit a plan to regain compliance. The Company intends to timely submit such a plan to Nasdaq. If the Company’s plan is accepted, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the notice to evidence compliance. The notice has no immediate impact on the listing of the Company’s Common Stock, which will continue to trade on The Nasdaq Stock Market LLC under the symbol “HSDT”.

During the first quarter of 2024, the Company partnered with Lovell Government Services (“Lovell”), an SBA-certified Service-Disabled Veteran-Owned Small Business (“SDVOSB”), to make the PoNS device available to federal healthcare systems.

On February 29, 2024, CMS assigned HCPCS Level II codes to the PoNS controller and PoNS mouthpiece, effective April 1, 2024.  The Company has since provided CMS additional information to support reimbursement economics ahead of the public meetings expected in late May 2024 for consideration by CMS for determination of a reimbursement amount for each of the PoNS controller and mouthpiece in our efforts to secure reimbursement by CMS to be effective October 1, 2024.

During the first quarter of 2024, the Company reached alignment with the FDA on the stroke program that consists of two studies a clinical trial of PoNS Therapy in stroke participants in collaboration with Medical University of South Carolina that commenced in 2023 and an open label study to evaluate the therapeutic benefit of PoNS in chronic stroke subjects started enrolling participants in the first quarter of 2024 in three sites in the U.S. and Canada as part of our registrational program for gait and balance deficit due to stroke. Enrollment for both studies is expected to be completed by the end of 2024 with a submission to FDA targeted for mid-to-late 2025.

During the third quarter of 2023, the Company began implementing the transition of the manufacturing of PoNS device controllers and mouthpieces to Minnetronix, Inc. from its previous contract manufacturer, Key Tronic Corporation. The Company expects the transition to be fully completed in the third quarter of 2024.

Presently, PoNS Therapy is not covered by CMS or reimbursed by any third-party payers in the U.S. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment, or DME, benefit category. We expect to interact again with CMS in late May 2024 to seek Medicare final payment determinations for both codes to be effective at the next scheduled date of October 1, 2024.

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

Results of Operations

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue:
Product sales, net:
United States	$79	$75	$4
Canada	45	31	14
Total product sales, net	124	106	18
Other revenue	11	5	6
Total revenue	135	111	24
Cost of revenue	123	122	1
Gross profit (loss)	12	(11)	23
Operating expenses:
Selling, general and administrative expenses	2,633	2,874	(241)
Research and development expenses	788	886	(98)
Amortization expense	7	39	(32)
Total operating expenses	3,428	3,799	(371)
Loss from operations	(3,416)	(3,810)	394
Nonoperating income (expense)
Interest income (expense), net	(8)	100	(108)
Change in fair value of derivative liability	1,142	1,221	(79)
Foreign exchange loss	(288)	(5)	(283)
Other income, net	54	—	54
Nonoperating income, net	900	1,316	(416)
Loss before provision for income taxes	(2,516)	(2,494)	(22)
Provision for income taxes	—	—	—
Net loss	$(2,516)	$(2,494)	$(22)

Revenue

Net product sales for the three months ended March 31, 2024 were comparable to the same period in the prior year.

Cost of Revenue

The cost of revenue for the three months ended March 31, 2024 as compared with the same period in the prior year remained relatively flat year to year and is comprised of product costs from net product sales and fixed overhead costs.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2024 was $12 thousand compared to gross loss of $11 thousand for the same period in the prior year. The increase was primarily a result of a decrease in inventory reserve and an increase in other revenue.

Selling, General and Administrative Expense

The decrease in selling, general and administrative expenses in the first quarter of 2024 as compared to 2023 resulted primarily from a $0.4 million decrease in professional fees and payroll related expenses, partially offset by a $0.1 million increase in contract manufacturer expense associated with the transition to the new contract manufacturer during the current year period.

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

Nonoperating income (expense)

Interest Income (Expense), Net

Net interest expense for the three months ended March 31, 2024 compared to net interest income in the prior year period resulted from lower balances earning interest income year to year, respectively, offset by interest expense related to lease commitments.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the warrants issued in connection with the public offering completed on August 9, 2022 are being accounted for as a derivative liability instrument. The gain on change in fair value of derivative liability for the three months ended March 31, 2024 of $1.1 million was primarily due to a decrease in our stock price.

Foreign Exchange Loss

The change in foreign exchange (loss) gain was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Other Income, Net

Other income for the three months ended March 31, 2024 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$3,638	$5,182
Working capital	3,948	5,559

Our available capital resources have been primarily used to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our Common Stock, which most recently included $16.3 million in net proceeds we received from a public offering of our Common Stock and warrants completed in August 2022 as discussed in more detail in Note 8 to our Consolidated Financial Statements included our 2023 10-K. As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the Company entered into a sales agreement related to our at-the-market offering program (“ATM”) under which we may offer and sell shares having gross proceeds up to $2.0 million. During the three months ended March 31, 2024 the Company issued and sold shares with gross proceeds of $1.4 million under the ATM. As discussed in more detail in Note 6, the Company received gross proceeds of $0.2 million from the issuance of shares upon the exercise of warrants in the three months ended March 31, 2024.

Statement of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(3,001)	$(3,190)	$189
Net cash used in investing activities	(5)	(19)	14
Net cash provided by financing activities	1,463	—	1,463
Effect of foreign exchange rate changes on cash	(1)	—	(1)
Net decrease in cash and cash equivalents	$(1,544)	$(3,209)	$1,665

Net Cash Used in Operating Activities

The lower level of cash used in operating activities in the three months ended March 31, 2024 primarily resulted from the decrease in selling, general and administrative expenses and research and development expenses as compared with the same period in the prior year.

Net Cash Used in Investing Activities

Our investing activities are primarily related to the purchases of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2024, we received net proceeds of $1.3 million from the issuance and sale of shares under the ATM. In addition, we received $0.2 million in net proceeds from the exercise of warrants.

Cash Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $2.5 million for each of the three months ended March

31, 2024 and 2023. As of March 31, 2024, we had an accumulated deficit of $162.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These and other factors indicate substantial doubt about our ability to continue as a going concern. Refer to Note 1 to our Unaudited Condensed Consolidated Financial Statements for additional discussion about our going concern uncertainty.

We intend to use our available capital resources primarily to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. We believe that our existing capital resources, as well as the 5.6 million net proceeds from the issuance of Common Stock in May 2024 will be sufficient to fund our operations into 2025, but we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. We will need additional funding for our planned clinical trial for stroke. The amount required to fund operations thereafter will depend on various factors, including timing of approval of clinical trials, duration and result of clinical trials and other factors that affect the cost of the clinical trial, manufacturing costs of product, development of our product for new indications and demand for our authorized products in the market.

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

Our critical accounting policies and estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2023 10-K. There have been no changes in critical accounting policies in the current year from those described in our 2023 10-K.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the three months ended March 31, 2024, our risk factors have not changed materially from those risk factors previously disclosed in our 2023 10-K except as set forth below. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K. The risks described in our 2023 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Risks Related to our Reliance on Third Parties

We are currently in the process of transitioning our manufacturing functions to a new contract manufacturer and any delays in the manufacturing process as a result of this transition could harm our business.

We have depended on our third-party contract manufacturing partner, Key Tronic Corporation, to manufacture and supply our PoNS device for clinical and commercial purposes. During the third quarter of 2023, the Company began implementing the transition of the manufacturing of PoNS systems and mouthpieces to Minnetronix, Inc. While the Company expects this transition to be fully completed in the third quarter of 2024, it is possible that the transition could create delays or disruptions in the manufacturing process. Any delays or disruptions in the manufacturing of our PoNS device during this transition could negatively impact our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On March 12, 2024, the Company’s Board of Directors approved and adopted the Company’s Second Amended and Restated Bylaws (the “Second Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments contained in the Second Amended and Restated Bylaws:

●	reduce the quorum requirement for all meetings of stockholders of the Company from a majority of the voting power of the outstanding shares of stock entitled to vote to one-third of the voting power of the outstanding shares of stock entitled to vote;

●	address the universal proxy rules adopted by the U.S. Securities and Exchange Commission, by providing that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has, or is part of a group that has, complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including applicable notice and solicitation requirements;
●	update disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at stockholder meetings (other than proposals to be included in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act), including, without limitation, disclosure of derivative security interests and material interests, agreements and relationships between a proposing stockholder (and other participants in a solicitation) and the Company as well as between proposed director nominees and a proposing stockholder and providing that the Board may request a proposing stockholder or proposed director nominee to provide additional information as reasonably required by the Board;
●	require a stockholder or group of stockholders calling a special meeting in order to nominate a person to the Board to hold 10% of the votes at the meeting, to be a stockholder at the time of the notice, and at the record date of the meeting; and
●	clarify personal jurisdiction and service of process matters for foreign actions.

The Second Amended and Restated Bylaws also incorporate certain technical, modernizing, clarifying and conforming changes, including to reflect updates in the Delaware General Corporation Law.

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

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

3.5	Corrected Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed March 15, 2024)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	Filed herewith.
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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: May 13, 2024	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Dated: May 13, 2024	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer, Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)