Form 10-Q
period 2024-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2024-08-12
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, the registrant had 3,576,196 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$6,387	$5,182
Accounts receivable, net	121	117
Other receivables	538	520
Inventory, net	821	457
Prepaid expenses and other current assets	774	1,162
Total current assets	8,641	7,438
Property and equipment, net	165	178
Intangible assets, net	9	24
Operating lease right-of-use asset, net	31	52
Total assets	$8,846	$7,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,287	$531
Accrued and other current liabilities	694	1,260
Current portion of operating lease liabilities	35	45
Current portion of deferred revenue	41	43
Total current liabilities	2,057	1,879
Operating lease liabilities, net of current portion	—	12
Deferred revenue, net of current portion	103	128
Derivative liability	347	3,323
Total liabilities	2,507	5,342
Commitments and contingencies (Note 9)
Stockholders' equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 3,198,196 and 714,590 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	1
Additional paid-in capital	170,666	162,979
Accumulated deficit	(164,085)	(159,957)
Accumulated other comprehensive loss	(245)	(673)
Total stockholders' equity	6,339	2,350
Total liabilities and stockholders' equity	$8,846	$7,692

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue
Product sales, net	$171	$244	$295	$350
Other revenue	11	12	22	17
Total revenue	182	256	317	367
Cost of revenue	118	184	241	306
Gross profit	64	72	76	61
Operating expenses
Selling, general and administrative expenses	2,457	2,569	5,090	5,443
Research and development expenses	870	684	1,658	1,570
Amortization expense	7	38	14	77
Total operating expenses	3,334	3,291	6,762	7,090
Loss from operations	(3,270)	(3,219)	(6,686)	(7,029)
Nonoperating income (expense)
Interest income (expense), net	(5)	89	(13)	189
Change in fair value of derivative liability	1,733	1,223	2,875	2,444
Foreign exchange gain (loss)	(141)	259	(429)	254
Other income, net	71	—	125	—
Nonoperating income, net	1,658	1,571	2,558	2,887
Loss before provision for income taxes	(1,612)	(1,648)	(4,128)	(4,142)
Provision for income taxes	—	—	—	—
Net loss	(1,612)	(1,648)	(4,128)	(4,142)
Other comprehensive income (loss)
Foreign currency translation adjustments	140	(267)	428	(262)
Comprehensive loss	$(1,472)	$(1,915)	$(3,700)	$(4,404)
Loss per share
Basic	$(0.64)	$(2.92)	$(2.48)	$(7.34)
Diluted	$(0.64)	$(2.92)	$(2.48)	$(7.34)
Weighted average number of common shares outstanding
Basic	2,518,071	564,423	1,667,699	564,279
Diluted	2,518,071	564,423	1,667,699	564,279

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2024	887,847	$1	$164,843	$(162,473)	$(385)	$1,986
Issuance of common stock in public offering	704,999	1	1,586	—	—	1,587
Issuance of warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(959)	—	—	(959)
Exercise of warrants	1,604,778	1	—	—	—	1
Settlement of restricted stock units	572	—	—	—	—	—
Stock-based compensation	—	—	367	—	—	367
Other comprehensive income	—	—	—	—	140	140
Net loss	—	—	—	(1,612)	—	(1,612)
Balance as of June 30, 2024	3,198,196	$3	$170,666	$(164,085)	$(245)	$6,339

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2023	564,214	$1	$160,050	$(153,601)	$(383)	$6,067
Settlement of restricted stock units	1,144	—	—	—	—	—
Stock-based compensation	—	—	420	—	—	420
Other comprehensive income	—	—	—	—	(267)	(267)
Net loss	—	—	—	(1,648)	—	(1,648)
Balance as of June 30, 2023	565,358	$1	$160,470	$(155,249)	$(650)	$4,572

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	714,590	$1	$162,979	$(159,957)	$(673)	$2,350
Issuance of common stock in public offering	853,200	1	2,960	—	—	2,961
Issuance of warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(1,132)	—	—	(1,132)
Exercise of warrants	1,628,178	1	263	—	—	264
Settlement of restricted stock units	2,228	—	—	—	—	—
Stock-based compensation	—	—	767	—	—	767
Other comprehensive loss	—	—	—	—	428	428
Net loss	—	—	—	(4,128)	—	(4,128)
Balance as of June 30, 2024	3,198,196	$3	$170,666	$(164,085)	$(245)	$6,339

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	564,094	$1	$159,645	$(151,107)	$(388)	$8,151
Settlement of restricted stock units	1,264	—	—	—	—	—
Stock-based compensation	—	—	825	—	—	825
Other comprehensive income	—	—	—	—	(262)	(262)
Net loss	—	—	—	(4,142)	—	(4,142)
Balance as of June 30, 2023	565,358	$1	$160,470	$(155,249)	$(650)	$4,572

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(4,128)	$(4,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,875)	(2,444)
Stock-based compensation expense	767	825
Foreign exchange loss (gain)	428	(254)
Depreciation expense	18	22
Amortization expense	14	77
Provision for (reversal of) inventory reserve	(15)	8
Non-cash operating lease expense	20	25
Changes in operating assets and liabilities:
Accounts receivable	(8)	(74)
Other receivables	(19)	230
Inventory	(349)	18
Prepaid expense and other current assets	255	298
Operating lease liabilities	(22)	(26)
Accounts payable	609	(53)
Accrued and other current liabilities	(566)	(426)
Deferred revenue	(21)	(14)
Net cash used in operating activities	(5,892)	(5,930)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(20)
Net cash used in investing activities	(5)	(20)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,961	—
Proceeds from issuance of warrants	4,829
Proceeds from exercise of warrants	163	—
Share issuance costs	(850)	—
Net cash provided by financing activities	7,103	—
Effect of currency exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	1,205	(5,950)
Cash and cash equivalents at beginning of period	5,182	14,549
Cash and cash equivalents at end of period	$6,387	$8,599
Supplemental cash flow information
Non-cash investing and financing transactions:
Derivative warrant liability reclassified to equity on exercise of warrants	$101	$—
Deferred offering costs reclassified to equity upon public offering	$132	$—
Share issuance costs included in accounts payable	$150	$—

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

Going Concern Uncertainty

As of June 30, 2024, the Company had cash, cash equivalents of $6.4 million. For the six months ended June 30, 2024, the Company had an operating loss of $6.7 million, and as of June 30, 2024, its accumulated deficit was $164.1 million. For the six months ended June 30, 2024, the Company had $0.3 million of net revenue from the commercial sale of products. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are filed. The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

3.    SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the unaudited condensed consolidated balance sheets consisted of the following:

Accounts receivable, net

Accounts receivable from product sales are net of allowance for credit losses of less than $1 thousand as of both June 30, 2024 and December 31, 2023.

Inventory, net (in thousands)

	June 30,	December 31,
	2024	2023
Raw materials	$323	$351
Work-in-process	388	67
Finished goods	153	96
Inventory, gross	864	514
Inventory reserve	(43)	(57)
Inventory, net	$821	$457

During the six months ended June 30, 2024, $2 thousand of inventory was written off to the inventory reserve.

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2024	2023
Prepaid expenses	$454	$689
Inventory related	313	333
Deferred offering costs	7	140
Total prepaid expenses and other current assets	$774	$1,162

Accrued and other current liabilities (in thousands)

	June 30,	December 31,
	2024	2023
Insurance payable	$114	$446
Employees benefits	427	509
Professional services	86	52
Franchise tax	20	168
Other	47	85
Total accrued and other current liabilities	$694	$1,260

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

Deferred revenue as of both June 30, 2024 and December 31, 2023 is comprised of the remaining unamortized amount under the Exclusivity Agreement. Revenue recognized is included in Other revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4.    LEASES

The Company has an operating lease for office space with lease terms expiring in March 2025. The lease does not contain any options to extend. Operating lease costs for the three and six months ended June 30, 2024 and 2023 were $10 thousand and $20 thousand, $13 thousand and $27 thousand respectively.

Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

2024 (remaining)	$23
2025	12
Total lease payments	35
Less: imputed interest	—
Total lease liabilities	$35

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

The Unaudited Condensed Consolidated Financial Statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of June 30, 2024 and December 31, 2023, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

The Company’s derivative liability as of June 30, 2024 and December 31, 2023 is comprised of warrants issued in connection with the registered public offering completed in August 2022 (“August 2022 Public Offering”) discussed in more detail in Note 8 to our Consolidated Financial Statements included our 2023 10-K. The derivative liability is classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value on a recurring basis. See Note 6 for further information on the fair value of the derivative liability.

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

6.    COMMON STOCK, PREFERRED STOCK AND WARRANTS

Public Offering

On May 9, 2024, the Company closed on a registered public offering consisting of 704,999 shares of Common Stock (the “2024 Public Offering”), pre-funded warrants to purchase 2,147,222 shares of Common Stock (the “Pre-funded Warrants”) and accompanying Series A Warrants to purchase up to 2,852,221 shares of its Common Stock (“Series A Warrants”) and Series B Warrants to purchase up to 2,852,221 shares of its Common Stock (“Series B Warrants”, and together with the Series A Warrants, the “2024 Public Warrants”). The 2024 Public Offering price per share of Common Stock and accompanying Series A Warrants and Series B Warrants was $2.25, the public offering price per Pre-funded Warrant and accompanying Series A and Series B warrant was $2.249. The Pre-funded Warrants have an exercise price of $0.001 per share and 1,076,445 were exercised on the closing date. Net proceeds from the 2024 Public Offering, after deducting placement agent fees and expenses and other offering costs, were approximately $5.5 million.

The 2024 Public Warrants have an exercise price of $2.25 per share and are exercisable upon issuance. The Series A Warrants will expire five years following the date of issuance and the Series B Warrants will expire twelve months following the date of issuance. The Pre-funded Warrants are exercisable upon issuance and may be exercised at any time until the Pre-funded Warrants are exercised in full.

At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the Sales Agreement. As of June 30, 2024, 201,211 shares have been sold under the ATM generating net proceeds of $1.8 million.

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

Each share of Series B Preferred Stock entitled the holder to 1,000,000 votes per share and each fraction of a share of Series B Preferred Stock had a ratable number of votes. The holder of Series B Preferred Stock, as such, are not entitled to receive dividends.

At the annual meeting of stockholders of the Company held on May 24, 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its outstanding Common Stock. All shares of Series B Preferred Stock that did not vote in person or by proxy were redeemed in whole by the Company. Shares of Series B Preferred Stock that did vote in person or by proxy will need to request redemption from the Company at a rate of $0.001 per share in cash. As of June 30, 2024, no shareholders of Series B Preferred Stock have requested such redemption.

Warrants

The Company issued warrants to purchase an aggregate of 720,000 shares of Common Stock (“2022 Warrants”) in connection with the August 2022 Public Offering, as more fully described in Note 8 to our Consolidated Financial

Statements included our 2023 10-K. The 2022 Warrants did not meet the guidance for being classified as an equity instrument due to a potential price reset prompted by a change in an unrelated instrument’s conversion rate or, in the event of a fundamental transaction, settlement rights that differ from those of the underlying common stockholders. Accordingly, the 2022 Warrants are being accounted for as a derivative liability instrument. As a result of the Company’s Reverse Stock Split on August 16, 2023, refer to Note 1, the exercise price on the 2022 Warrants was reset to $6.9135 per share based on the volume-weighted average price (“VWAP”) for the five stock trading days immediately following the Reverse Stock Split. On May 9, 2024, in connection with the 2024 Public Offering, the exercise price of the 2022 Warrants was again reset to $1.6163 per share based on the VWAP for the five stock trading days immediately following the announcement of the 2024 Public Offering.

The fair value of the 2022 Warrants as of June 30, 2024 and December 31, 2023 was determined using both a Monte Carlo simulation model, which uses multiple input variables to determine the probability of the occurrence of a price reset or a fundamental transaction and the Black-Scholes option pricing model. The following table includes the share price and the inputs used to estimate the fair value of the warrants:

	June 30,	December 31,
	2024	2023
Stock price	$0.98	$8.04
Warrant term (in years)	3.11	3.61
Expected volatility	87.00%	84.10%
Risk-free interest rate	4.51%	3.96%
Dividend rate	0.00%	0.00%

The fair value of the derivative liability associated with the 2022 Warrants as of June 30, 2024 and December 31, 2023 was $0.3 million and $3.3 million, respectively. The change in the fair value of the derivative liability was recognized as a component of nonoperating income (expense) in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. 2022 Warrants were exercised to purchase of 23,400 shares of Common Stock at $6.9135 per share for $162 thousand in net proceeds and no 2022 Warrants were cancelled during the six months ended June 30, 2024. The portion of the derivative liability relating to the exercised warrants of $101 thousand was reclassified into stockholders’ equity based on the fair value on the date of reclassification. The remaining outstanding 2022 Warrants to purchase 603,690 shares of Common Stock are classified as a derivative liability as of June 30, 2024, are exercisable upon issuance and will expire five years following the date of issuance.

The Company has outstanding equity-classified warrants to purchase 6,399,466 shares of Common Stock at a weighted average exercise price of $3.34, with expiration dates ranging from March 2025 to May 2029. The weighted average exercise price includes 542,444 Pre-funded Warrants with a nominal exercise price of $0.001 outstanding as of June 30, 2024. The weighted average exercise price excluding the outstanding Pre-funded Warrants is $3.65. During the six months ended June 30, 2024, 1,604,778 equity-classified warrants were exercised.

7.    STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (as amended, the “2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the 2023 10-K. On January 1, 2023, pursuant to the automatic increase provision of the 2022 Plan, the number of shares authorized for issuance increased from 264,319 to 319,941. On May 30, 2024, the Board adopted a First Amendment (the “Amendment”) to the 2022 Plan. On June 27, 2024, at the annual meeting of stockholders, the stockholders of the Company approved the Amendment. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to increase the aggregate number of shares of Common Stock that may be issued under the 2022 Plan to 2,089,000 new shares with an automatic increase on January 1st of each year by an amount equal to 5% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. As of June 30, 2024, the remaining shares available for grant were 1,846,187 under the 2022 Plan. On July 2, 2024, the Company approved an amendment to the Inducement Plan pursuant to which, the Inducement Plan was amended to increase the aggregate number of shares of Common Stock that may be issued under the Inducement Plan to 150,000 new shares. As of July 2, 2024 there were 147,290 shares of common stock available for issuance under the Inducement Plan.

During the six months ended June 30, 2024, the Company did not grant any stock options or restricted stock units out of the 2022 Plan or the Inducement Plan.

As of June 30, 2024, there were an aggregate of 245,523 stock options outstanding with a weighted average exercise price of $76.29 per share and no unvested restricted stock units outstanding.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales	$5	$5	$9	$9
Selling, general and administrative	298	339	628	659
Research and development	64	76	130	157
Total stock-based compensation expense	$367	$420	$767	$825

As of June 30, 2024, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock units was $1.7 million which will be amortized over the weighted-average remaining requisite service period of 0.8 years.

8.    BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic:
Net loss available to common stockholders — basic	$(1,612)	$(1,648)	$(4,128)	$(4,142)
Weighted average common shares outstanding — basic (1)	2,518,071	564,423	1,667,699	564,279
Loss per share - basic	$(0.64)	$(2.92)	$(2.48)	$(7.34)

Diluted:
Net loss available to common stockholders — diluted (2)	$(1,612)	$(1,648)	$(4,128)	$(4,142)
Weighted average common shares outstanding — diluted (1)	2,518,071	564,423	1,667,699	564,279
Loss per share — diluted	$(0.64)	$(2.92)	$(2.48)	$(7.34)

(1)	In May 2024 in connection with the 2024 Public Offering the Company issued and sold Pre-funded Warrants exercisable for an aggregate of 2,147,222 shares of Common Stock. The total price of the Pre-funded Warrants is $2.25 per share, $2.249 of which was pre-funded and paid to the Company upon issuance of the Pre-funded Warrants. The exercise price of the Pre-funded Warrants is $0.001 per share. The Pre-funded Warrants are immediately exercisable and do not expire. As of June 30, 2024, 1,604,778 Pre-funded Warrants were exercised and 542,444 Pre-funded Warrants remained outstanding. As the remaining shares underlying the Pre-funded Warrants are exercisable for nominal consideration of $0.001 per share, 542,444 in common shares underlying the unexercised Pre-funded Warrants were considered outstanding for purposes of the calculation of loss per share as of June 30, 2024. Refer to Note 6 for additional information about the 2024 Public Offering and the Pre-funded Warrants.

(2)	For the six months ended June 30, 2024 and 2023, no adjustment was made to the numerator.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	245,523	245,407	245,523	245,407
Restricted stock units	—	5,540	—	5,540
Warrants (1)	6,460,712	731,853	6,460,712	731,853

(1)	Anti-dilutive warrants include the 2022 Warrants, Series A Warrants, Series B Warrants and other equity classified warrants that are out-of-the-money.

9.    COMMITMENTS AND CONTINGENCIES

The Company is obligated under a license agreement with Advanced NeuroRehabilitation, LLC to pay a 4% royalty on net revenue collected from the sale of devices covered by the patent-pending technology. During the three and six months ended June 30, 2024 and 2023, the Company recorded royalty expense from the sale of devices of approximately $7 thousand and $12 thousand, $10 thousand and $14 thousand, respectively, in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product sales, net:
United States	$67	$175	$146	$250
Canada	104	69	149	100
Total product sales, net	171	244	295	350
Other revenue	11	12	22	17
Total revenue	$182	$256	$317	$367

Three customers accounted for 97% and two customers accounted for 88% of net product sales for the three and six months ended June 30, 2024, respectively, and two customers accounted for 64% and one customer accounted for 35% of net product sales for the three and six months ended June 30, 2023, respectively.  A single customer accounted for 100% and 83% of accounts receivable, net as of June 30, 2024 and December 31, 2023, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s market, strategy, competition, capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements are made, without limitation, in relation to the Company’s future growth and operational progress including expected enrollment, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., the impacts of the current global macroeconomic environment on the Company, the issuance by the Centers for Medicare & Medicaid Services (“CMS”) of rules regarding coverage of emerging technologies, clinical development plans, product development activities, the safety and effectiveness of the Company’s product, the manufacturing plans for the Company’s product, sufficiency of cash and availability of funds and operating costs and our ability to continue as a going concern and future liquidity. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve the Company’s business objectives, the impact on the Company of global macroeconomic conditions including effects from supply chain constraints, logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and increased interest rates on the Company’s ability to operate its business and access capital markets, the success of the Company’s business plan, including the Company’s ability to secure contracts with rehabilitation clinics, obtain national Medicare coverage and a reimbursement code so that the PoNS device is covered by Medicare and Medicaid, to build internal commercial infrastructure, secure state distribution licenses, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers, market awareness of the PoNS device, availability of funds, manufacturing, the Company’s ability to maintain and enforce its intellectual property rights, clinical trials and the clinical development process, the product development process, the regulatory submission review and approval process, the Company’s operating costs and use of cash, and the Company’s ability to achieve significant revenues and other factors discussed in the section entitled “Item 1A. Risk Factors” in our 2023 10-K and those described from time to time in the Company’s future reports filed with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to the Company as of the date hereof, and reflect the Company’s current judgment regarding its business plans, Helius cannot guarantee future results, events, levels of activity, performance or achievement and its actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company does not intend, and undertakes no obligation, to update or revise any of the forward-looking statements as a result of new information, future events or otherwise or to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Recent Developments

Corporate Updates

On August 9, 2024, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s Class A common stock (“Common Stock”) for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 5, 2025. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement and other Nasdaq listing criteria. If we fail to meet the applicable continued listing requirements for the Nasdaq Capital Market, Nasdaq may delist our Common Stock. If such delisting should occur, it would likely have a negative effect on the price of our Common Stock and would impair an investor’s ability to sell or purchase our Common Stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, Nasdaq rules allow an expedited delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. Under these rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on the Nasdaq Capital Market may be negatively impacted by this Nasdaq rule.

As discussed further in Note 6 to our unaudited condensed consolidated financial statements, in May 2024, the Company closed on a registered public offering of its Common Stock and warrants and received net proceeds of approximately $5.5 million.

On April 4, 2024, the Company received written notice from Nasdaq stating that the Company no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq

Stock Market LLC because the Company’s stockholders' equity, as reported in our 2023 10-K, had fallen below $2.5 million. The notice also indicated that the Company did not meet the alternative compliance standards. Under applicable Nasdaq rules, the Company had 45 calendar days from the date of the notice, or until May 20, 2024, to submit a plan to regain compliance. On May 31, 2024, the Company received formal notification from Nasdaq confirming that, following the consummation of a registered public offering on May 9, 2024, the Company regained compliance with the minimum stockholders’ equity requirement, and that the Company satisfies all other applicable criteria for continued listing on The Nasdaq Capital Market.

During the second quarter of 2024, the Company received the first third-party reimbursement from a major insurance carrier at a 7% rebate, which results in pricing of $23,900 for the PoNS device, comprised of $16,554 for the PoNS controller and $7,347 for the PoNS mouthpiece, exclusive of rounding.

During the first quarter of 2024, the Company partnered with Lovell Government Services (“Lovell”), an SBA-certified Service-Disabled Veteran-Owned Small Business (“SDVOSB”), to make the PoNS device available to federal healthcare systems. In May 2024, PoNS became available on the Veteran Affairs Federal Supply Schedule and General Services Administration Advantage Contracts at $23,843.72 for the PoNS device and $7,344.97 for the PoNS mouthpiece. In July 2024, PoNS became available to the Department of Defense and U.S. Military facilities on the Distribution and Pricing Agreement (“DAPA”) at $23,724.50 for the PoNS device and $7,308.25 for the PoNS mouthpiece.

In June 2024, the Company began establishing sales representative agreements with organizations and individuals to sell PoNS devices to Veterans Affairs (“VA”) facilities in the U.S. The Company has since established agreements with representatives covering facilities in 13 states and Puerto Rico.

Presently, PoNS Therapy is not covered by CMS or reimbursed under contract by any third-party payers in the U.S. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment (“DME”) benefit category. On February 29, 2024, CMS assigned HCPCS Level II codes to the PoNS controller and PoNS mouthpiece, effective April 1, 2024. On May 2, 2024, CMS published a proposed fee schedule payment rates for the PoNS controller and PoNS mouthpiece to be discussed at CMS' bi-annual Healthcare Common Procedure Coding System (“HCPCS”) public meeting to be held on May 29, 2024. For the PoNS Controller (HCPCS Code A4593), CMS preliminarily set pricing by mapping reimbursement to existing code E0745, (Neuromuscular stimulator, electronic shock unit), resulting in a capped fee of $1,206.53. For the PoNS Mouthpiece (HCPCS code A4594), CMS based pricing on the previously offered, temporary, cash pay price of $4,500, resulting in a total capped payment of $3,075.53.

The Company subsequently provided CMS additional information to support reimbursement economics and presented that information at the public meeting with CMS on May 29, 2024 for consideration by CMS for determination of the final reimbursement amount for each of the PoNS controller and mouthpiece. The Company expects that CMS will publish final reimbursement amounts in late August or early September to be effective October 1, 2024.

During the first quarter of 2024, the Company reached alignment with the FDA on a registrational program to evaluate the therapeutic benefit of PoNS on gait and balance deficits in chronic stroke subjects that consists of an investigator initiated clinical trial in collaboration with Medical University of South Carolina, which commenced in 2023 and is currently enrolling participants at two US  sites, and a company-sponsored open label study, currently ongoing and, since  the first quarter of 2024, enrolling participants at five additional US sites. To support national reimbursement in Canada, Helius has begun an additional study on the use of PoNS Therapy to treat stroke targeting enrollment of 40 to 60 subjects by the end of 2024 at three Canadian centers of excellence for stroke rehabilitation. The sites have started enrollment in July and the results from this study will be  part of the data package submission to obtain FDA authorization for stroke in the United States. Enrollment for the registrational program is expected to be completed by the end of 2024 with a submission to FDA targeted for mid-to-late 2025. An outcome research program to assess the effect of on-label PoNS Therapy on the risk of falling in subjects with gait and balance deficit due to stroke, traumatic brain injury, and multiple sclerosis is ongoing in Canada with results expected by the end of 2024.

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

We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to the initiation of CMS or broad commercial payer coverage, we anticipate the primary source of sales will be self-pay and VA patients. We expect to support the cost of the PoNS Therapy by working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers from the date that the HCPCS codes became effective.

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

Results of Operations

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenue:
Product sales, net:
United States	$67	$175	$(108)
Canada	104	69	35
Total product sales, net	171	244	(73)
Other revenue	11	12	(1)
Total revenue	182	256	(74)
Cost of revenue	118	184	(66)
Gross profit	64	72	(8)
Operating expenses:
Selling, general and administrative expenses	2,457	2,569	(112)
Research and development expenses	870	684	186
Amortization expense	7	38	(31)
Total operating expenses	3,334	3,291	43
Loss from operations	(3,270)	(3,219)	(51)
Nonoperating income (expense)
Interest income (expense), net	(5)	89	(94)
Change in fair value of derivative liability	1,733	1,223	510
Foreign exchange gain (loss)	(141)	259	(400)
Other income, net	71	—	71
Nonoperating income, net	1,658	1,571	87
Loss before provision for income taxes	(1,612)	(1,648)	36
Provision for income taxes	—	—	—
Net loss	$(1,612)	$(1,648)	$36

Revenue

The decrease in net product sales for the three months ended June 30, 2024 as compared to the same period in the prior year was primarily attributable to a decrease in U.S. sales of PoNS systems after the termination of our Patient Therapy Access Program (“PTAP”) on June 30, 2023 as well as the termination of the previously offered temporary cash pay pricing in May 2024.

Cost of Revenue

The cost of revenue decrease for the three months ended June 30, 2024 was primarily attributable to lower sales compared to the same period in the prior year.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $64 thousand compared to $72 thousand for the same period in the prior year. The decrease was primarily a result of an increase in fixed overhead costs, which were primarily comprised of salaries and benefits of employees involved in management of the supply chain.

Selling, General and Administrative Expense

The selling, general and administrative expenses in the first quarter of 2024 as compared to the same period in prior year remained relatively flat year to year.

Research and Development Expense

The increase in research and development expenses was driven primarily by an increase in clinical trial activities for stroke and risk of fall programs.

Amortization Expense

Amortization expense was primarily comprised of the amortization of acquired finite-lived intangible assets. The change in amortization expense period over period is primarily due to certain intangible assets becoming fully amortized.

Nonoperating income (expense)

Interest Income (Expense), Net

Net interest expense for the three months ended June 30, 2024 compared to net interest income in the prior year period resulted from lower cash balances earning interest income year to year, respectively, offset by interest expense related to lease commitments.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the warrants issued in connection with the public offering completed on August 9, 2022 are being accounted for as a derivative liability instrument. The gain on change in fair value of derivative liability for the three months ended June 30, 2024 of $1.7 million was primarily due to a decrease in our stock price.

Foreign Exchange Loss

The change in foreign exchange (loss) gain was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Other Income, Net

Other income for the three months ended June 30, 2024 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Revenue:
Product sales, net:
United States	$146	$250	$(104)
Canada	149	100	49
Total product sales, net	295	350	(55)
Other revenue	22	17	5
Total revenue	317	367	(50)
Cost of revenue	241	306	(65)
Gross profit	76	61	15
Operating expenses:
Selling, general and administrative expenses	5,090	5,443	(353)
Research and development expenses	1,658	1,570	88
Amortization expense	14	77	(63)
Total operating expenses	6,762	7,090	(328)
Loss from operations	(6,686)	(7,029)	343
Nonoperating income (expense)
Interest income (expense), net	(13)	189	(202)
Change in fair value of derivative liability	2,875	2,444	431
Foreign exchange gain (loss)	(429)	254	(683)
Other income (expense), net	125	—	125
Nonoperating income (expense), net	2,558	2,887	(329)
Loss before provision for income taxes	(4,128)	(4,142)	14
Provision for income taxes	—	—	—
Net loss	$(4,128)	$(4,142)	$14

Revenue

The decrease in net product sales for the six months ended June 30, 2024 as compared to the same period in the prior year was primarily attributable to decreased U.S. sales of PoNS systems after the termination of PTAP on June 30, 2023 and the temporary cash pay pricing in May 2024.

Cost of Revenue

The cost of revenue decrease for the six months ended June 30, 2024 was primarily attributable to lower sales compared to the same period in the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $76 thousand compared to $61 thousand for the same period in the prior year. The increase was primarily attributable to increased margin on U.S. sales of PoNS systems after the termination of PTAP on June 30, 2023.

Selling, General and Administrative Expense

The decrease in selling, general and administrative expenses in the six months ended June 30, 2024 as compared to the same period in prior year was primarily attributable to higher professional fees mostly related to securities filings in the prior year period.

Research and Development Expense

The increase in research and development expenses year-to-year was primarily comprised of clinical trial activities for stroke and risk of fall programs.

Amortization Expense

Amortization expense was primarily comprised of the amortization of acquired finite-lived intangible assets. The change in amortization expense period over period is primarily due to certain intangible assets becoming fully amortized.

Nonoperating income (expense)

Interest Income (Expense), Net

Net interest expense for the six months ended June 30, 2024 compared to net interest income in the prior year period resulted from lower cash balances earning interest income year to year, respectively, offset by interest expense related to lease commitments.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the warrants issued in connection with the public offering completed on August 9, 2022 are being accounted for as a derivative liability instrument. The gain on change in fair value of derivative liability for the six months ended June 30, 2024 of $2.9 million was primarily due to a decrease in our stock price.

Foreign Exchange Loss

The change in foreign exchange (loss) gain was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Other Income, Net

Other income for the six months ended June 30, 2024 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$6,387	$5,182
Working capital	6,584	5,559

Our available capital resources have been primarily used to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our Common Stock, which included $16.3 million in net proceeds we received from a public offering of our Common Stock and warrants completed in August 2022 as discussed in more detail in Note 8 to our Consolidated Financial Statements included our 2023 10-K. As discussed in more detail in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the Company entered into a sales agreement related to our at-the-market offering program (“ATM”) under which we may offer and sell shares having gross proceeds up to $2.0 million. During the six months ended June 30, 2024 the Company issued and sold shares with gross proceeds of $1.4 million under the ATM. As discussed in more detail in Note 6, the Company received gross proceeds of $0.2 million from the issuance of shares upon the exercise of warrants and a $5.5 million net proceeds from the 2024 Public Offering in the six months ended June 30, 2024.

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(5,892)	$(5,930)	$38
Net cash used in investing activities	(5)	(20)	15
Net cash provided by financing activities	7,103	—	7,103
Effect of foreign exchange rate changes on cash	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	$1,205	$(5,950)	$7,155

Net Cash Used in Operating Activities

The lower level of cash used in operating activities in the six months ended June 30, 2024 primarily resulted from the decrease in selling, general and administrative expenses as compared with the same period in the prior year.

Net Cash Used in Investing Activities

Our investing activities are primarily related to the purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2024, we received net proceeds of $5.5 million from the issuance of Common Stock and warrants under the 2024 Public Offering, and $1.3 million from the issuance and sale of shares under the ATM. In addition, we received $0.2 million in net proceeds from the exercise of warrants.

Cash Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $4.1 million for each of the six months ended June 30, 2024 and 2023. As of June 30, 2024, we had an accumulated deficit of $164.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These and other factors indicate substantial doubt about our ability to continue as a going concern. Refer to Note 1 to our Unaudited Condensed Consolidated Financial Statements for additional discussion about our going concern uncertainty.

We intend to use our available capital resources primarily to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. We believe that our existing capital resources, as well as the $5.5 million net proceeds from the issuance of Common Stock and warrants in May 2024 will be sufficient to fund our operations into 2025, but we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. We will need additional funding for our planned clinical trial for stroke. The amount required to fund operations thereafter will depend on various factors, including timing of approval of clinical trials, duration and result of clinical trials and other factors that affect the cost of the clinical trial, manufacturing costs of product, development of our product for new indications and demand for our authorized products in the market.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the six months ended June 30, 2024, our risk factors have not changed materially from those risk factors previously disclosed in our 2023 10-K except as set forth below. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 10-K. The risks described in our 2023 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Nasdaq may delist our Common Stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

On August 9, 2024, we received a Notification Letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying us that because the closing bid price of our Common Stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days from August 9, 2024, or until February 5, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before February 5, 2025, the closing bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days (which number days may be extended by Nasdaq), Nasdaq will provide written notification that we have achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

The Notification Letter also disclosed that in the event we do not regain compliance with the Rule by February 5, 2025, we may be eligible for additional time. To qualify for additional time, we would be required to meet the applicable market value of publicly held shares requirement for continued listing and all other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. If we meet these requirements, Nasdaq will inform us that it has been granted an additional 180 calendar days. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

We intend to continue actively monitor the closing bid price for our Common Stock between now and February 5, 2025, and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Common Stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement during the 180-day compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the six months ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

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
3.4

Certificate of Designation of the Series B Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1(a) to the Registrant’s Registration Statement on Form 8-A, filed on March 24, 2023)

3.5	Corrected Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed March 15, 2024)
4.1	Form of Series A Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 9, 2024)
4.2	Form of Series B Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 9, 2024)
4.3	Form of Placement Agent Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed May 9, 2024)
4.4	Form of Pre-Funded Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.4 to the Form 8-K filed May 9, 2024)
10.1

Placement Agency Agreement dated as of May 6, 2024 by and between Helius Medical Technologies, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 9, 2024)

10.2†

Amendment to the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan, effective as of June 27, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2024)

10.3†	Amendment to the Helius Medical Technologies, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.8 to the Form S-8 filed July 24, 2024)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	Filed herewith.
†	Indicates a management contract or compensatory plan.
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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 12, 2024	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Dated: August 12, 2024	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer, Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)