Form 10-K
period 2024-12-31
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2025-03-25
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2024, based on the closing price on that date of $0.98 per share, was approximately $3,094,103. As of March 18, 2025, there were 6,126,778 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

In this Annual Report on Form 10-K, (“Form 10-K”) unless otherwise specified, references to “we,” “us,” “our,” “Helius” or “the Company” mean Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Helius Medical, Inc. (“HMI”), Helius Medical Technologies (Canada), Inc. (“HMC”) and Revelation Neuro, Inc. (“Revelation Neuro”) unless the context otherwise requires. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

The forward-looking statements in this Form 10-K include but are not limited to statements relating to: the Company’s future growth and operational progress, including manufacturing activities for the PoNS device, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., our ability to receive adequate reimbursement coverage under Medicare, Medicaid or under other insurance plans, clinical development plans, product development activities, plans for U.S. Food and Drug Administration, or FDA, filings and their subsequent approvals, other foreign or domestic regulatory filings, the safety and effectiveness of our product, our market awareness, our ability to compete effectively, the ability and limitation of our manufacturing sources, our distribution network, the adequacy of our intellectual property protection, our future patent approvals, our future expenses and cash flow, our ability to become profitable, our future financing arrangements, our accountants’ future perspective including any going concerns, any future stock price, and our ability to build commercial infrastructure.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Annual Report. The principal factors and uncertainties include, among others:

●	We have a history of losses and may not achieve or sustain profitability in the future;
●	We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction;
●	We will require additional financing to carry out our plan of operations, and failure to obtain such financing may cause our business to fail;
●	Global macroeconomic conditions remain volatile and uncertain due in part to geopolitical conflicts, banking and financial markets disruptions, supply chain disruptions, labor shortages, increased inflation, high interest rates and various trade restrictions, and any adverse impacts of such conditions could significantly harm our business or negatively affect our ability to obtain financing;
●	We currently only have one product, the PoNS device, which is authorized for commercial distribution in Canada, Australia, and in the U.S. for treatment of MS, and we have not obtained authorization and/or certification to distribute the PoNS device commercially in Europe or in the U.S. for other indications and may never obtain such authorizations and/or certifications;
●	Generation of revenue related to the PoNS technology is dependent on the PoNS Therapy® being prescribed by physicians in the U.S. and our ability to train physical therapists in the supervision of the use of the PoNS Therapy;
●	Market awareness of the PoNS device is limited, and the neuromodulation market is new and uncertain;
●	Our product is currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected;
●	We are dependent on third-party scientists and research institutions, in part, for research and development and on third parties for the manufacture and distribution of our product;
●	Third parties may gain access to our technology if our intellectual property protection is insufficient;
●	We may be subject to various litigation claims and legal proceedings, including intellectual property litigation, which may adversely affect our business;
●	Commercialization of our product outside of Canada, Australia, and the U.S. for indications other than MS is dependent on obtaining market authorization and/or certification from the FDA and foreign regulatory authorities, which will require significant time, research, development, and clinical study expenditures and ultimately may not be successful;
●	The transition to the new presidential administration could hinder the FDA’s ability to perform normal business functions on which our business may rely, which could negatively impact our business;
●	We have not received adequate reimbursement rates from CMS and failure to obtain adequate reimbursement rates from other third parties could have a negative impact on our intended sales and would have a material adverse effect on our business, financial condition and operating results;
●	We may encounter substantial delays in planned clinical trials, and planned clinical trials may fail to demonstrate the safety and efficacy of the PoNS device in new indications to the satisfaction of regulatory authorities;
●	If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure;
●	We face ongoing government scrutiny and regulation in connection with the development of product candidates and following marketing authorization and/or certification;
●	After commercialization, a product recall or the discovery of serious safety issues with our products could have a significant adverse impact on us;
●	Our controls and security measures may not be successful in avoiding cybersecurity incidents;

●	We are reliant on third-party, single-sourced contract manufacturing, exposing us to risks that could delay our sales or result in higher costs or lost product revenues including additional related risks resulting from the transition of our manufacturer;
●	Our common stock is subject to various challenges that could cause its value to decrease; and
●	We face various tax risks that could negatively affect our ability to conduct our business.

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

PoNS Device

The PoNS device is a non-implantable medical device comprised of a controller and a mouthpiece that are connected by a cord. The controller is worn around the neck and the mouthpiece sits on the tongue during treatment. PoNS Therapy utilizes the PoNS device in conjunction with supervised therapeutic exercise. The PoNS Therapy consists of condition specific exercises for movement control, including balance and gait training and breathing and awareness training, which are tailored to focus on the individual patient’s functional deficits. The PoNS Therapy is completed over a period of 14 weeks. During the first 2 weeks, the PoNS Therapy is mostly administered in a rehabilitation or physical therapy clinic by a PoNS trained therapist and, to a lesser extent, performed at home. The remaining 12 weeks are completed at home with weekly clinic visits to monitor rehabilitation progress, assess improvements and ensure the therapy intensity remains appropriate. When the device is on, the 143 gold-plated electrodes on the mouthpiece send mild electrical signals to the tongue. These impulses stimulate sensory nerves in the tongue that have direct pathways to the brain, through the brain stem. The combination of mild stimulation with supervised therapeutic exercise promotes neuromodulation and likely trigger neuroplastic effects, which potentially lead to functional improvements in balance and gait. During each clinic visit and at the end of the 14-week therapy, the clinic downloads and reviews the PoNS usage data from the device. This usage data in combination with details of completed treatment assessments gives the clinician and the patient a unique and powerful method to assess treatment progress. The patient initiates their PoNS Therapy sessions with the PoNS device initially under the supervision of the clinicians, then through regular check-ins.

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

Findings from a 2019 National MS Society study (Wallin et al, 2019) estimate that nearly 1 million people in the U.S. are living with MS of which approximately 25-30% are on Medicare. The National MS Society estimates that 2.9 million people live with MS globally. The U.S. and Canada have the highest rates of MS, with 337.9 to 362.6 cases per 100,000 in the U.S. In Canada, 93,000 people are living with MS with 290 cases per 100,000 in Canada (Statistics Canada, Gilmour et al, 2018). Given the nature of this neurodegenerative disease, these individuals and their caretakers are active in exploring treatment options that may resolve or delay the progression of symptoms. There is also a well-established advocacy framework.

Mobility disability and walking impairment are among the most debilitating consequences of MS with approximately 72% of individuals diagnosed with MS reporting gait impairment as a major limitation in their daily lives (Williams et al, 2014). Gait is one of the most important bodily functions for MS patients and gait parameters, such as walking speed and stride length, have been shown to be significant predictors of patient’s independence in daily activities. A survey of 436 patients found that 45% reported a mobility disability in the first month following diagnosis, with upwards of 90% of patients reporting a mobility disability within 10 years of their diagnosis (Baird et al, 2019). Additionally, 50-80% of MS patients suffer from balance and gait dysfunction (Cameron et al, 2018) and over 56% fall at least once within a three-month period (Carlin et al, 2018). It has also been reported that unemployment rates in MS patients range from 24-80% with higher rates associated with decreased ambulation and mobility (Julian et al, 2008). The Centers for Disease Control, or CDC, reports that individuals with disabilities, like MS, that result in limited mobility are at greater risk for health problems including injury, mental health and depression, overweight and obesity, pain, pressure sores or ulcers and other issues.

A 2016 economic analysis of MS found the total lifetime costs per person with MS to be $4.1 million (Owens, 2016), with average yearly healthcare costs ranging from $57 thousand to $93 thousand based on the severity of the disease, and averaging $65 thousand more in yearly healthcare costs than that of someone without MS (Bebo et al, 2022). In 2019, the total economic burden attributed to MS in the U.S was $85.4 billion and the average annual cost of living with MS was $88 thousand (Bebo et al, 2022).

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

Overview of TBI and Current Available Treatments

There are an estimated 49.0 million people globally (Guan et al, 2023), with 5.3 million in the U.S. (Centers for Disease Control and Prevention, 2015) and 2% of Canadians estimated to be 760,000 (Brain Injury Canada, N.D.), living with a TBI-related disability. Every year there are 27.2 million newly diagnosed TBIs globally (Guan et al, 2023), of which 2.8 million (Taylor et al, 2017) and 165,000 (Brain Injury Canada, N.D.) occur in the U.S. and Canada, respectively. This condition often has a significant impact on one’s quality of life, negatively affecting independence, employability, productivity, mental health and participation in the community. Rehabilitation is often required following a TBI for resulting motor, cognitive and behavioral impairments. Approximately 80% of individuals who sustain a TBI report balance impairment (Dever et al, 2022). The current standard of care to address balance issues following a TBI is supervised therapeutic exercise. While supervised therapeutic exercise can help to promote balance recovery, individuals are often unable to return to their full function and are left living with a balance deficit.

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

Overview of Stroke and Current Available Treatments

According to the World Stroke Organization, there are more than 101 million people across the globe who have experienced a stroke, and over 12 million new strokes occur each year (Feigin et al, 2022). In the U.S., approximately 650,000 people survive a new stroke each year and an estimated 7 million Americans live with ongoing complications of stroke (Dobkin, 2013). The Canadian Chronic Disease Surveillance System states that stroke is the third leading cause of death in Canada and the tenth largest contributor to disability-adjusted life years (the number of years lost due to ill-health, disability or early death). About 878,000 Canadian adults aged 20+ have experienced a stroke (Heran et al, 2022) and with the population aging, more and more Canadians are at risk. This condition often has a significant impact on one’s functional ability, negatively affecting independence, employability, productivity, mental health and participation in the community. In addition, more than 80% of the survivors have gait impairment (Carmen, 2020). Rehabilitation is required following a stroke for resulting motor, cognitive and behavioral impairments. Most province public health systems in Canada offers stroke rehabilitation services along with private establishments. The potential for commercial opportunity for PoNS to support all these public and private establishments is wide. PoNS Therapy offers new opportunities for this type of service by enhancing physical rehabilitation and helping attain the desired goals.

PoNS Clinical Trials and Scientific Support in MS

There are two peer-reviewed published studies reporting on the results of clinical trials comparing active PoNS + PT vs a no frequency pulse sham device (placebo PoNS) + PT in subjects with mild and moderate MS: Tyler et al. Journal of Neuro Engineering and Rehabilitation 2014, 11:79 and Leonard et al. Multiple Sclerosis Journal Experimental, Translational and Clinical January-March 2017: 19 DOI: 10.1177/ 2055217317690561.

Summary results of the Tyler study in 20 subjects with mild and moderate MS:

●	The study was designed as a between-group comparison of the Dynamic Gait Index (DGI) score improvement in 10 subjects treated with active PoNS, in conjunction with two weeks of treatment in clinic under supervision of a registered PoNS trainer, and, individually, at home over 12 weeks, as compared to 10 subjects treated with placebo PoNS and the same physical therapy regimen, after a total of 14 weeks of treatment.
●	The primary endpoint demonstrated a statistically significant improvement greater than 4 points in the DGI score from baseline in the active PoNS group as compared to placebo at endpoint (Week 14) (p<0.005).
●	The DGI improvement was already clinically meaningful at 2 weeks of treatment and continued to increase over the following 8 weeks of therapy with an average improvement of 7.7 points, which was then maintained (slightly increased) through week 14.

Summary results from the Leonard study in 14 patients treated with mild and moderate MS:

●	A statistically significant improvement in the NeuroCom Sensory Organization Test (SOT), a test of subject’s ability to balance, from baseline to week 14 of treatment in 7 subjects treated with active PoNS as compared to the 7 subjects in placebo PoNS group (p=0.001).
●	Functional MRI data showed an increased blood oxygen dependent level (BOLD) signal in specific brain cortical areas, suggesting that sustained PoNS neuromodulation-induced activation of these cortical areas is likely to trigger a series of adaptive changes (neuroplasticity), expected to rehabilitate existing pathways as well as engage new mechanisms to deliver functional signals to the spinal cord, that may correlate with PoNS therapeutic outcomes observed in the Tyler study.

Summary of Real-World Evidence (RWE) in MS patients treated with PoNS in Canada.

●	Gait deficit treatment outcomes for PoNS-treated individuals are routinely captured through a proprietary validated data capture software. At the time of this retrospective analysis, all data from the MS treated subjects available in our database, specifically 43 MS subjects treated with PoNS for gait deficit in Canada between March 2019 and December 2019, were utilized.
●	The mean improvement in the FGA (functional gait assessment) from baseline to Week 14 was 4.53 (95% CI 3.35 to 5.72) with a median improvement of 5 points.
●	A minimal detectable change, greater or equal to 4-point FGA improvement, was met by 56.7% of subjects, most of whom had chronic MS with long durations of the disease.
●	An analysis of the surveillance safety database demonstrated an excellent safety profile supporting a positive benefit-risk ratio in the real-world clinical utilization setting.

Summary of PoNS Therapeutic Experience Program (PoNSTEP) study in MS.

●	PoNSTEP study assesses the adherence to on-label PoNS® Therapy for improvement of gait in people with multiple sclerosis (MS) in a real-world clinical setting, and aims at understanding the utilization, treatment compliance, and the short/long-term clinical benefits of PoNS Therapy.
●	The study enrolled 43 patients with gait deficit due to mild-to-moderate MS into the study who were receiving standard clinical care for their medical condition. The recommended dose of PoNS Therapy was 100-120 min per day for 14 weeks, performed 5 days/week in the clinic for the first 2 weeks (Phase 1), followed by a 12-week unsupervised therapy at home (Phase 2). Participants were also evaluated after a 6-month post-treatment observation period (Phase 3).
●	The primary endpoint was maintenance of gait improvement from the end of supervised therapy (Phase 1) to the end of unsupervised therapy (Phase 2) in relation to the subject’s adherence to PoNS therapy. Secondary endpoints included, among others, maintenance of improvement of gait and balance deficit over time.
●	41 patients started treatment, 38 completed the 14-week treatment protocol, and 29 of 38 were evaluated at the 6-month follow-up. Participants who declined 30% or more in their functional improvement from the end of Phase 2, were eligible for an additional 12-wk course of PoNS Therapy at home.
●	The mean improvement in DGI during Phase 1 and Phase 2, among the 38 subjects completing the protocol, was 5.00 points (4.1 to 5.9, p<0.001) at week 14. Average therapy adherence was almost 90% in Phase 1 (with no significant association with DGI improvement [r=0.14; p=0.42]), whereas in Phase 2, adherence was over 67% with a significant linear correlation with DGI improvement (r=0.345; p=0.034). The mean changes [SD] in Phase 2 for subjects with ≥85% and <85% adherence were 3.7 [1.8] and 2.0 [1.8] points, respectively (p=0.008).

●	70.7% participants were evaluated Week 26 and the mean percentage decline in DGI was -4.1% (95% CI -9.4% to 1.1%) with only 1/28 (3.6%) experiencing at least a 30% decline in DGI (95% exact binomial confidence interval: 0.09% to 18.4%). No correlations between the mean decline from Week 14 to Week 26 and the treatment adherence metrics was observed (0.16 for Phase 1, 0.20 for Phase 2, and 0.20 for the whole 14-wk treatment period, all with p>0.30).

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

PoNS Registrational Clinical Trial in mmTBI

Both studies were double-blind randomized, controlled, aiming to assess the safety and effectiveness of the PoNS Therapy using translingual noninvasive electric stimulation in conjunction with physical therapy performed in clinic for the first two weeks of treatment under supervision of a registered PoNS trainer, and, individually, at home over a short-term period of time (3 or 12 weeks) for a total of 5- or 14-week therapy, respectively for the short- and long-term studies. Both trials enrolled chronic (> 1 year post head trauma event) TBI subjects with a balance deficit established as sensory organizational test (SOTT) composite score of at least 16 points below the normative value for the participant’s age, who have reached a plateau in their prior physical rehabilitation regimen outcome. According to published clinical trial data, balance impaired TBI subjects treated with physical therapy alone reached an average improvement of 10-13 points in their SOT composite score over a short-term treatment period, an improvement that trended back towards baseline values upon physical therapy discontinuation. In both PoNS studies, participants entered the trial with an average SOT composite score of 40 (1-100 range), indicative of compromised functional balance, and were randomized to treatment with PoNS devices that delivered either a high-frequency pulse ( HFP) (25.7 million pulses per 20 minute treatment) or a low-frequency pulse (LFP) (13,728 pulses per 20-minute treatment).

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

Summary results of the registrational study (Ptito et al. 2020) in mild to moderate TBI subjects with balance deficit:

●	The trial, launched in 2015 in conjunction with the U.S. Army Medical Research and Materiel Command, or the USAMRMC and conducted at seven sites in the U.S. and Canada, evaluated 122 randomized subjects.
●	The primary efficacy endpoint, although failing to demonstrate a between-group difference (p<0.081), showed a higher responder rate in the HFP arm with 71.2% of subjects experiencing a greater than 15-point improvement on the SOT composite score as compared to 63.5% in the LFP arm over a 5-week treatment period.
●	The key secondary efficacy endpoints demonstrated a statistically significant increase (p<0.0005) in SOT composite scores from baseline for the pooled arms with a mean improvement of 18.3 points at two weeks of treatment and of 24.6 points at five weeks of treatment.
●	The primary safety endpoint demonstrated a decrease in the frequency of falls as determined by daily event(s) during the in-clinic phase of the study (week two).

●	The secondary safety endpoint demonstrated a decrease in the frequency and severity of headaches (by the Headache Disability Index) from baseline to end of treatment (at week 5).
●	No device-related serious adverse events were observed.

Summary of the results of the 26-week long-term treatment study (Tyler et al, 2019) in people with mmTBI:

●	The study, performed to evaluate the durability of response to the PoNS Therapy over a 26-week period (14-week therapy followed by 12-week washout period) conducted at the Tactile Communication & Neurorehabilitation Laboratory at the University of Wisconsin-Madison and sponsored by the U.S. Army, enrolled 44 mild-to-moderate subjects with gait deficit.
●	The primary efficacy endpoint, although similar to the registrational study, did not show a separation on the composite SOT score improvement between the HFP and LFP groups, confirmed the trend of a higher response rate in the HFP group.
●	The secondary endpoint showed a 29.8-point improvement of the composite SOT score from baseline in the HFP-treated group at the end of 14 weeks of treatment.
●	At the end of the 12-week washout period, the participants maintained, on average, the same SOT composite score achieved over the 14 weeks of PoNS Therapy.
●	The study confirmed the favorable safety profile shown in the registrational study.

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

Summary of RWE database analysis in stroke patients treated with PoNS in Canada:

●	The adjusted mean improvement in the FGA was 6.74 (95% CI: 4.85 to 8.63) among 30 subjects. The lower bound of this confidence interval exceeds the reported minimum detectable change (MDC) of 4.2 points for improvements in FGA in stroke patients.
●	18 of 26 (69.2%) subjects with complete data at baseline and at Week 14 had improvements larger than the MDC (95% 2-sided binomial exact CI 51.5% to 87.0%).
●	Among subjects with evaluable baseline and Week 14 FGA, 25 of 26 (96.2%) subjects were at risk for falling at baseline (FGA<23). Among the 25 subjects with baseline fall risk, 7 (28%) subjects were no longer at risk for falling at Week 14. The one subject not at fall risk at baseline remained not at fall risk at Week 14.
●	There was no statistically reliable evidence that effectiveness varies by age, gender, or clinical site.

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

The PoNS device has been used in clinical rehabilitation settings with over 798 patients since March 4, 2019 to treat balance and gait disorders with more than 247,000 patient sessions recorded, no serious device-related events have been recorded along with zero reported adverse events.

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

On February 29, 2024, we received Healthcare Common Procedure Coding System (HCPCS) codes for the PoNS controller and for the PONS mouthpiece, which became effective on April 1, 2024.

We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to the initiation of CMS or broad commercial payer coverage, the primary source of sales has been self-pay patients. We expect to continue to support the cost of the PoNS Therapy by collaborating with third parties to provide self-pay patients with financing options as well as working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers.

U.S. Regulatory Status: Stroke

In August 2021, we received Breakthrough Designation for the PoNS device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. With Breakthrough Designation received, we have started a stroke registrational program (SPR) including two company sponsored pivotal studies, a randomized controlled double blinded trial (HMI-RCT) and an open label study (OLS) of PoNS Therapy in people with gait and/or balance deficit due to chronic stroke, at 10 clinical sites across the US and Canada. In addition, the SPR includes an investigator-initiated pilot study, sharing the same study design, patient population, study treatment, endpoints, and statistical analysis of the pivotal studies, conducted at the Medical University of South Carolina and at Brooks Rehabilitation (FL). All studies are fully enrolled and we are targeting a submission to FDA in mid-to-late 2025.

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

Product Development, Manufacturing and Logistics Services

The commercial design of the PoNS device was originally manufactured and assembled by Key Tronic Corporation (“Key Tronic”), our contract manufacturing partner since 2017, at its facility located in Oakdale, Minnesota. During the third quarter of 2023, the Company began implementing the transition of the manufacturing of PoNS device controllers and mouthpieces from Key Tronic to Minnetronix, Inc (“Minnetronix”) in St. Paul, MN. The Company has completed the transition during the fourth quarter of 2024. Minnetronix now manufactures devices for engineering and design verification testing and for our FDA submissions as well as commercial devices for inventory.

We place an emphasis on protecting our patented technology, trade secrets and know-how and only share confidential information on an as-needed basis. Minnetronix is registered as a medical device manufacturer in good standing with the FDA and along with Cambridge Consultants, our design services supplier, are certified in accordance with International Organization for Standardization, or ISO, 13485, a comprehensive quality management system for the design and manufacture of medical devices. HMI maintains a compliant quality management system certified to ISO 13485:2016 and is compliant with MDSAP requirements for the U.S., Canada and Australia.

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

We have targeted specific Key Opinion Leaders (i.e., neurologists and physiatrists) and their associated neurorehabilitation centers, where selected physical therapists will be trained to deliver the PoNS Therapy. Importantly, this focused strategy will also allow us to measure patient outcomes to determine if they are comparable to those observed in our clinical trials.

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

In December 2022, we launched an e-commerce site in the US to make it easier for patients to obtain PoNS devices and began processing orders in January 2023. Accessed via ponstherapy.com, the site is powered through a new partnership with UpScriptHealth, a leading telehealth company focused on making medications and devices available direct-to-consumer. UpScriptHealth’s platform provides for (1) online health evaluations with qualified medical providers, (2) fulfillment of prescriptions required for PoNS Therapy and (3) shipping of PoNS devices directly to the homes of eligible patients in the United States. The UpScriptHealth platform makes it possible for people with MS to have a PoNS device delivered directly to their doorstep.

During 2021, we contracted with an industry consultant to conduct a health economic study of PoNS. Based upon the results of this study and comparing PoNS to other medical devices utilizing similar patented technologies we established a U.S. list price for the PoNS device of $25,700, comprised of $17,800 for the controller and $7,900 for the mouthpiece. We are pursuing commercial insurance coverage and Medicare reimbursement for PoNS within the Durable Medical Equipment (“DME”), benefit category. Effective in 2025, the list price for the PoNS Device is $28,270, comprised of $19,580 for the controller and $8,690 for the mouthpiece.

We initially applied for unique Healthcare Common Procedure Coding System (“HCPCS”) codes during the third quarter of 2021. In order to address CMS’s request for additional information to “further understand the PoNS device indication for use”, we decided to monitor real-world utilization of PoNS Therapy and collect additional clinical evidence through the PoNSTEP study and our registry program. Based on consistent reports of positive therapeutic benefits experienced by MS patients through our commercial programs, we reapplied for HCPCS codes in the second quarter of 2023 leveraging new information, addressing their questions and providing further support in favor of obtaining unique HCPCS codes for PoNS. In February 2024, CMS assigned HCPCS Level II codes A4593, “Neuromodulation stimulator system, adjunct to rehabilitation therapy regime” to describe the PoNS controller and A4594, “Neuromodulation stimulator system, adjunct to rehabilitation therapy regime, mouthpiece each” to describe the PoNS mouthpiece. The new HCPCS codes became effective April 1, 2024.

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

On October 7, 2024, CMS posted the final payment rate for the PoNS Mouthpiece (HCPCS code A4594) at $2,963.30, which will be effective January 1, 2025 and deferred final national determination of the payment rate for the PoNS Controller (HCPCS Code A4593) to the next payment cycle. At the Company’s request, Company management subsequently met with CMS in December 2024 prior to PoNS Mouthpiece pricing taking effect on January 1, 2025 to request that they revisit the starting point for the gap filling process to more appropriately use the market pricing established through negotiation with the VA and an insurance carrier.

On October 8, 2024, CMS published the preliminary rate for the PoNS Controller (HCPCS Code A4593) at the capped total payment of $519.80, based on its view that the product is comparable to devices reported with HCPCS code E0730 (transcutaneous electrical nerve stimulation (TENS) device, four or more leads, for multiple nerve stimulation) to be effective April 1, 2025.

On January 13, 2025, CMS posted final Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies fee schedule payment rates for the PoNS Controller (HCPCS Code A4593) at the capped total payment of $532.27 and no changes to the previous final determination for the PoNS Mouthpiece (HCPCS code A4594) were made.

The Company continues to disagree with CMS’ pricing determinations for both the Controller and Mouthpiece and plans to continue to challenge the pricing decisions through avenues available including the individual claims appeal process.

During the first quarter of 2024, the Company partnered with Lovell Government Services (“Lovell”), an SBA-certified Service-Disabled Veteran-Owned Small Business, to make the PoNS device available to federal healthcare systems. In May 2024, PoNS became available on the Veteran Affairs Federal Supply Schedule and General Services Administration Advantage Contracts at $23,843.72 for the PoNS device and $7,344.97 for the PoNS mouthpiece. In July 2024, PoNS became available to the Department of Defense and U.S. Military facilities on the Distribution and Pricing Agreement at $23,724.50 for the PoNS device and $7,308.25 for the PoNS mouthpiece. In December 2024, the first PoNS System sale to the VA Healthcare System through Lovell was delivered at the contracted price of $23,844, comprised of $16,499 for the PoNS Controller and $7,345 for the PoNS Mouthpiece.

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

The value dossiers for mmTBI, stroke and MS that were created in mid-2020 to fully demonstrate, in both scientific and financial terms, the merits of PoNS Therapy for claimants are now being utilized along with submissions from clinics on behalf of their patients. The dossiers are provided to our clinics across Canada to submit as part of treatment plans with reimbursement applications to the payer community. Our reimbursement strategy for mmTBI is focused on the auto collision insurance and workers’ compensation (“WC”), market as well as long-term disability cases. Our reimbursement strategy for MS is focused on commercial insurers/extended health benefits and charitable foundations that support these patient conditions. Our reimbursement strategy for stroke is focused on private payers while also demonstrating to public health organizations the benefits and potential PoNS Therapy could provide within their respective networks.

As part of our overall PoNS Therapy strategy, we are also gathering comprehensive health economic assessments of treatment outcomes. These data will, in-turn, be used to support our applications for WC, auto insurance and commercial insurance reimbursement initiatives in Canada, the U.S. and other markets around the world.

The real-world results from the collective experience of our patients that have completed the 14-week PoNS Therapy in Canada, thus far, have been encouraging. Consistent with what we observed in our two clinical trials, one for 5 weeks and the other for 14 weeks, commercial MS and mmTBI patients demonstrated improvements in balance and gait within the first two weeks followed by continued improvement over the following twelve weeks. The majority of patients had a mean patient adherence to treatment of over 90% and showed significant improvement in their balance and gait with a meaningful clinical difference at the end of their treatment. Similar results were observed in the treatment of patients with symptoms from stroke. The consistency of the patient results from our initial commercial experience supports our plans to expand access PoNS Therapy in Canada.

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

Coverage and Reimbursement

Canadian Reimbursement

We believe that traditional life and health payers may be among the most relevant to provide coverage and reimbursement for the PoNS Therapy, and therefore, we are focusing on gaining coverage for the PoNS Therapy through them. Life and health encompass long- and short-term disability claims. Because these payers are responsible for both medical expenses and lost wages, they have an incentive to seek ways to help injured employees to return to work. As part of our commercial treatment program in Canada, we will collect both outcomes and return to work data, which we plan to utilize with life and health, provincial workers compensation insurance programs, and property and casualty insurers to demonstrate both the clinical and economic value associated with the PoNS Therapy. In addition to private and public payers, we are pursuing in-patient hospital utilization with submissions to hospital formularies to encourage the use of PoNS in acute treatment especially in post-Traumatic Brain Injury and Stroke patients.

U.S. Reimbursement

In the U.S., we plan to engage with select payer segments to obtain coverage and reimbursement for the PoNS Therapy. We intend to combine evidence from our clinical trials and real-world experience from commercial clinics in Canada to demonstrate the value proposition of the PoNS Therapy to payers and support favorable coverage and reimbursement decisions.

Significant uncertainty exists regarding the coverage and reimbursement status of products approved by the FDA and other government authorities. In the United States, sales of our products depend in significant part on the availability and adequacy of coverage and reimbursement from third party payers for our product and for services that use our products. Third-party payers include government authorities such as Medicare and Medicaid, managed care providers, private health insurers, and other organizations. The process for determining whether a payer will provide coverage may be separate from the process for setting the reimbursement rate that the payer will pay for the product or service. Moreover, a payer’s decision to provide coverage does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payers are increasingly challenging the prices charged for, examining the medical necessity, safety, and efficacy of, and assessing the cost-effectiveness of medical products. The U.S. government and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls and restrictions on reimbursement. Any such downward pressure on the reimbursement for our products could limit our ability to realize an appropriate return on our investment in product development.

CMS has indicated that it is developing a program that would provide a pathway for expedited transitional coverage of emerging technologies under the Medicare program, though that rule has yet to be released. While we continue to monitor this, we will also remain focused on building out our reimbursement strategy for both commercial and government payers. We continue to work with Medicare requirements and policies for coverage, coding, and payment of durable medical equipment and assess how the PoNS device may be treated with respect to coding, coverage, and reimbursement under the Medicare program.

Competition

The neurostimulation market is predominantly comprised of surgically implanted, invasive technologies that are not directly competitive with our technology. Several neurostimulation companies are large, publicly traded companies that have a history in the market, have significantly easier access to capital and other resources and have an established product pipeline. The combined clinical research and product development done by the industry, including by us and all of our competitors, is uncovering the beneficial effects of neurostimulation which now establishes neuromodulation as a valid and scientifically supported approach to the treatment of neurological conditions, and accordingly, we expect for competition in the non-implantable space to grow in the future.

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

14/815,171	7/31/2015	Issued	9,597,504	3/21/2017	Non-invasive neurostimulation of a patient’s mouth combined with therapy to provide neurorehabilitation of a patient, with a focus on features of a neurostimulation device
15/207,029	7/11/2016	Issued	9,656,069	5/23/2017	Non-invasive neurostimulation of a subject’s oral cavity while the subject engages in an exercise in order to enhance the subject’s proficiency in the exercise
15/283,894	10/3/2016	Issued	10,293,163	5/21/2019	Non-invasive neurostimulation of a subject’s oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance the subject’s proficiency in the exercise
15/602,060	5/22/2017	Issued	10,328,263	6/25/2019	Non-invasive neurostimulation within a patient’s mouth or on a patient’s skin combined with an exercise for treatment of a disorder affecting sleep patterns
16/376,595	4/5/2019	Issued	11,185,696	11/30/2021	Non-invasive neurostimulation of a subject's oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance a subject's proficiency in the exercise
16/450,915	6/24/2019	Issued	11,285,325	3/29/2022	Non-invasive neurostimulation of a subject's oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance the subject's proficiency in the exercise
17/704,051	3/25/2022	Issued	12,064,629	8/20/2024	Non-invasive neurostimulation of a subject’s oral cavity or skin while the subject engages in a physical or cognitive exercise in order to enhance the subject’s proficiency in the exercise
18/773,984	7/16/2024	Pending	N/A	N/A

Non-invasive neurostimulation of a subject’s oral cavity or skin while the subject engages in a physical or cognitive exercise and while the patient is not engaged in the exercise in order to enhance the subject’s proficiency in the exercise

61/019,061	1/4/2008	Expired	N/A	N/A	N/A
(Provisional)
61/020,265	1/10/2008	Expired	N/A	N/A	N/A
(Provisional)

U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; 11,185,696; 11,285,325; and 12,064,629 and U.S. Application No. 18/773,984 claim priority to U.S. Patent No. 8,849,407.

A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed nonprovisional patent application. Therefore, though the two provisional applications have expired, they establish a priority date for U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; 11,185,696; 11,285,325; and 12,064,629, and U.S. Application No. 18/773,984, and any future filings that claim priority. We intend to file additional continuation applications in the United States Patent and Trademark Office, or USPTO, claiming priority to U.S. Provisional Patent Application Nos. 61/019,061 and 61/020,265 to protect other aspects of the PoNS device and related non-invasive neurostimulation techniques.

ANR holds an interest in the Patent Pending Rights pursuant to an exclusive license from the inventors. U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; 11,185,696; 11,285,325; and 12,064,629, and U.S. Application No. 18/773,984 are included in the exclusive license as the exclusive license agreement covers (i) U.S. Patent Application No. 12/348,301 (now U.S. Patent No. 8,849,407) and Provisional Application No. 61/019,061, (ii) any patents issuing therefrom and (iii) any patents claiming priority to U.S. Patent Application No. 12/348,301 or Provisional Application No. 61/019,061, which U.S. Patent Nos. 8,909,345; 9,020,612; 9,656,078; 9,597,501; 9,597,504; 9,656,069; 10,293,163; 10,328,263; 11,185,696; 11,285,325; and 12,064,629, and U.S. Application No. 18/773,984 claim priority through such provisional application as well as through Provisional Application 61/020,265.

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

The license of the Patent Pending Rights is subject to the right of the government of the United States, which funded certain research relating to the development of the PoNS device, to a nonexclusive, non-transferable, irrevocable, paid-up license to use the Patent Pending Rights for governmental purposes. In addition, HMI has granted a perpetual, royalty-free license to the Patent Pending Rights back to ANR for non-profit research and development activities, which do not compete with HMI’s business and to produce and derive revenues from devices and services in connection with investigational uses of the PoNS device and related technology.

Company Owned Intellectual Property

As of February 23, 2025, we have been granted 36 U.S. patent applications related to various technical and ornamental aspects of the PoNS device: 15 patents that cover various technical features in the current version device and 21 design patents describing various ornamental designs. We have also filed two U.S. provisional patent applications related to aspects of our next generation neurostimulation technology. We are the sole assignee for these 38 U.S. patent filings.

Our current U.S. patent portfolio consists of the following:

U.S. Patent	Application		U.S.
Application No.	Filing Date	Status	Patent No.	Issue Date	Subject Matter
14/558,768	12/3/2014	Issued	9072889	7/7/2015	Utility patent covering overall system design, including controller and mouthpiece
14/559,123	12/3/2014	Issued	9272133	3/1/2016	Utility patent covering strain relief mechanisms for the connection between the mouthpiece and the controller
14/558,787	12/3/2014	Issued	9227051	1/5/2016	Utility patent covering shape of the mouthpiece
14/558,789	12/3/2014	Issued	9283377	3/15/2016	Utility patent covering center of gravity of the mouthpiece
14/559,080	12/3/2014	Issued	9415209	8/16/2016	Utility patent covering structural support of the mouthpiece
14/559,105	12/3/2014	Issued	9415210	8/16/2016	Utility patent covering glue wells of the mouthpiece
14/727,100	6/1/2015	Issued	9616222	4/11/2017	Utility patent covering overall system design, including controller and mechanical details of the mouthpiece
14/558,775	12/3/2014	Issued	9981127	5/29/2018	Utility patent covering aspects of the controller
14/558,784	12/3/2014	Issued	9789306	10/17/2017	Utility patent covering authentication techniques
14/559,045	12/3/2014	Issued	9993640	6/12/2018	Utility patent covering the locators of the mouthpiece
14/559,118	12/3/2014	Issued	9656060	5/23/2017	Utility patent covering methods of manufacturing the mouthpiece
15/484,077	4/10/2017	Issued	10258790	4/16/2019	Utility application covering overall system design, including controller and mechanical details of the mouthpiece
15/602,055	5/22/2017	Issued	10463850	11/5/2019	Utility application covering methods of manufacturing the mouthpiece
16/005,624	6/11/2018	Issued	10709887	7/14/2020	Utility patent application covering methods of placing a mouthpiece in a patient’s mouth prior to engaging in NINM
16/384,016	4/15/2019	Issued	11197994	12/14/2021	Utility patent application covering overall system design, including controller and mechanical details of the mouthpiece, where controller and mouthpiece communicate wirelessly
63/761,434	2/21/2025	Pending	N/A	N/A	Provisional patent application covering next generation neurostimulation technology
63/761,480	2/21/2025	Pending	N/A	N/A	Provisional patent application covering next generation neurostimulation technology
29/510,741	12/3/2014	Issued	D750264	2/23/2016	Design patent covering an alternative version of the current PoNS device -over-ear double boom design
29/510,742	12/3/2014	Issued	D749746	2/16/2016	Design patent covering an alternative version of the current PoNS device -overhead minimal interference design
29/510,743	12/3/2014	Issued	D752236	3/22/2016	Design patent covering system design used in the current PoNS device
29/510,745	12/3/2014	Issued	D750265	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,754	12/3/2014	Issued	D750794	3/1/2016	Design patent covering the controller used in the PoNS device
29/510,755	12/3/2014	Issued	D751214	3/8/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,746	12/3/2014	Issued	D750266	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,749	12/3/2014	Issued	D750268	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,747	12/3/2014	Issued	D751213	3/8/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,748	12/3/2014	Issued	D750267	2/23/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
29/510,750	12/3/2014	Issued	D753315	4/5/2016	Design patent covering mouthpiece used in the current PoNS device
29/510,751	12/3/2014	Issued	D751722	3/15/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,752	12/3/2014	Issued	D752766	3/29/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,753	12/3/2014	Issued	D753316	4/5/2016	Design patent covering an alternative controller not used in the current PoNS device
29/510,744	12/3/2014	Issued	D760397	6/28/2016	Design patent covering alternative system design used in the current PoNS device
29/510,756	12/3/2014	Issued	D759830	6/21/2016	Design patent covering alternative system design used in the current PoNS device
29/681,984	2/28/2019	Issued	D891084	7/28/2020	Design patent covering mouthpiece retainer case design used in the current PoNS device
29/681,990	2/28/2019	Issued	D894601	9/1/2020	Design patent covering carry case design used in the current PoNS device
29/682,001	2/28/2019	Issued	D907221	1/5/2021	Design patent covering alternative system design used in the current PoNS device
29/681,993	2/28/2019	Issued	D927005	8/3/2021	Design patent covering alternative system design used in the current PoNS device
29/681,997	2/28/2019	Issued	D916300	4/13/2021	Design patent covering alternative system design used in the current PoNS device

In addition to our U.S. patents, we currently own 17 foreign utility patents (nine in Australia, two in Canada, two in Israel, three in Europe (validated in France, Germany, Italy, the UK and Spain), and one in the UK and 34 foreign design patents (three in Australia, ten in Canada, six in Russia, and fifteen registered community designs in Europe).

Further, we have six foreign utility patent applications that are currently pending: two in Europe, and one in each of Australia, Canada, China and Israel.

Our current owned foreign utility patent portfolio consists of the following:

Foreign patents/
PCT application	US Priority document(s) (filing date)	*patent applications
WO2016/089751A1	14/559,080 (3 December 2014)	AU2015355211B2
(PCT/US2015/062950)	14/559,123 (3 December 2014)	AU2017218934B2
	14/559,118 (3 December 2014)	AU2017276270B2
	14/559,105 (3 December 2014)	AU2018204184B2
Title: Systems and Methods for		AU2018247259B2
Providing Non-Invasive		CA2969729C
Neurorehabilitation of a Patient		EP3226962B1
EP3662969B1
IL252648B
WO2016/089752A1	14/557,787 (3 December 2014)	AU2015355212B2
(PCT/US2015/062953)	14/557,789 (3 December 2014)	AU2017228517B2
	14/559,045 (3 December 2014)	AU2019200175B2
AU2019246836B2
Title: Devices for Delivering Non-		CA2969731C
Invasive Neuromodulation to a		EP3226961B1
Patient		EP19190373.1A*
IL252649A0
WO2016/089795A1	14/559,080 (3 December 2014)	N/A
(PCT/US2015/063059)	14/559,123 (3 December 2014)
14/559,118 (3 December 2014)
14/559,105 (3 December 2014)
Title: Methods of Manufacturing
Devices for the Neurorehabilitation
of a Patient
WO2020/176954	62/812,185 (28 February 2019)	AU2020228618A1*
(PCT/US2020/019853)		CA3131684A1*
CN113728393A*
Title: Computer Systems and		EP20712806.7A*
Methods for Enhancing		IL285901A*
Neurorehabilitation		UK2596678B

Our current owned Australian design patent portfolio consists of the following:

Australian Design	Application		Australian
Application No.	Filing Date	Status	Patent No.	Issue Date	Subject Matter
201914827	8/26/2019	Issued	201914827	10/8/2019	Design patent covering system design used in the PoNS device
201914900	8/28/2019	Issued	201914900	10/24/2019	Design patent covering the controller design used in the PoNS device
201914906	8/28/2019	Issued	201914906	10/23/2019	Design patent covering the mouthpiece design used in the PoNS device

Our current owned Canadian design patent portfolio consists of the following:

Canadian Design	Application		Canadian
Application No.	Filing Date	Status	Patent No.	Issue Date	Subject Matter
162676	6/2/2015	Issued	162676	2/29/2016	Design patent covering system design used in the current PoNS device
162672	6/2/2015	Issued	162672	2/29/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
162671	6/2/2015	Issued	162671	2/29/2016	Design patent covering an alternative mouthpiece not used in the current PoNS device
162674	6/2/2015	Issued	162674	2/29/2016	Design patent covering mouthpiece used in the current PoNS device
162675	6/2/2015	Issued	162675	2/29/2016	Design patent covering an alternative controller not used in the current PoNS device
162670	6/2/2015	Issued	162670	2/29/2016	Design patent covering the controller used in the PoNS device
162673	6/2/2015	Issued	162673	2/29/2016	Design patent covering system design used in the current PoNS device
189953	8/28/2019	Issued	189953	10/5/2021	Design patent covering alternative system design used in the current PoNS device
189954	8/28/2019	Issued	189954	8/8/2023	Design patent covering alternative system design used in the current PoNS device
189955	8/28/2019	Issued	189955	6/18/2021	Design patent covering alternative system design used in the current PoNS device

Our current owned Russian design patent portfolio consists of the following:

Russian Design	Application		Russian
Application No.	Filing Date	Status	Patent No.	Issue Date	Subject Matter
2015501883	6/3/2015	Issued	98981	7/16/2016	Design patent covering the system design currently used in the PoNS device
2015501882	6/3/2015	Issued	99240	8/16/2016	Design patent covering the mouthpiece design currently used in the PoNS device
2015501881	6/3/2015	Issued	98947	7/16/2016	Design patent covering the controller design currently used in the PoNS device
2019503623	8/28/2019	Issued	120540	7/13/2020	Design patent covering alternative system design used in the current PoNS device
2019503624	8/28/2019	Issued	120541	7/13/2020	Design patent covering alternative system design used in the current PoNS device
2019503625	8/28/2019	Issued	120727	7/27/2020	Design patent covering alternative system design used in the current PoNS device

Our current owned EU design patent portfolio consists of the following:

EU Community Design	Application		EU Community
Application No.	Filing Date	Status	Design Reg. No.	Issue Date	Subject Matter
002712026	6/2/2015	Issued	002712026-0001 - 002712026-0007	9/4/2015	Design patents covering several aspects of the system design currently used in the PoNS device
006753877	8/23/2019	Issued	006753877-0001 – 006753877-0008	11/21/2019	Design patents covering the controller design used in the PoNS device

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

We are the owner of the trademark registrations for the Helius, Helius Medical, PoNS, and PoNS Therapy marks in the U.S. as well as the trademark registrations for the PoNS mark in Australia, Europe, Israel, New Zealand, and Russia. We have also applied for the Helius trademark in Canada.

Below is a listing of our active trademark registrations or pending trademark applications:

Mark	Country	Registration Number	Application Number
PONS	U.S.	4,998,391	86978547
PONS	U.S.	5,845,725	86440699
PONS THERAPY	U.S.	7,219,613	97124824
HELIUS	U.S.	7,231,015	88443662
HELIUS MEDICAL	U.S.	7,579,897	88443664
PONS	Australia	1923122	1923122
HELIUS	Canada	pending	1996550
PONS	Europe	15004799	15004799
PONS	Israel	306606	306606
PONS	New Zealand	1091833	1091833
PONS	Russia	634298	2015712398
PONS	Russia	674026	2010729117
PONS	Russia	653065	2017727589

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

The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

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

The Anti-Kickback Statute makes it illegal for any person, including a device manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, lease, or order , or arranging for or recommending, any good or service, including a device, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” expressly includes kickbacks, bribes, or rebates and also has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute, however, those exceptions and safe harbors are drawn narrowly, and there may be no available exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants, or charitable donations. Practices that involve remuneration to those who prescribe, purchase, or recommend medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties, damages, disgorgement and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Various states have adopted laws similar to the Anti-Kickback Statute, and some of these state laws may be broader in scope in that some of these state laws extend to all payers and may not contain safe harbors.

The federal civil False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds or knowingly presenting or causing to be presented a false statement or record material to payment of a false claim or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus significant mandatory civil penalties for each separate false claim and the potential for exclusion from participation in federal healthcare programs. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute also are deemed false or fraudulent claims for purposes of the False Claims Act. Our marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law. Conduct that violates the False Claims Act also may implicate various federal criminal statutes. Various states have adopted laws similar to the False Claims Act, and many of these state laws are broader in scope and apply to all payers, and therefore, are not limited to only those claims submitted to the federal government.

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

On March 11, 2025, we obtained a Certificate of Formation for Revelation Neuro with the Secretary of State of Texas.

Acquisitions, Mergers and Dissolutions

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

On September 12, 2024, Helius NeuroRehab, Inc., a wholly owned and dormant subsidiary of HMTI, was merged into HMTI pursuant to a Certificate of Ownership and Merger certified by the State of Delaware.

On September 20, 2024, Heuro was dissolved pursuant to a Certificate of Dissolution issued under the Canada Business Corporations Act.

On September 23, 2024, Helius Canada Acquisition Ltd., a wholly owned Canadian subsidiary of HMC, was dissolved pursuant to a Certificate of Dissolution issued under the Canada Business Corporations Act.

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

As of December 31, 2024, we had 21 full-time employees, of which 19 are located in the United States and 2 are located in Canada. None of our employees were covered by collective bargaining agreements. We have not experienced any interruptions of operations due to disputes with our employees.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2024 and 2023, we incurred a net loss of $11.7 million and $8.9 million, respectively, and used cash in operating activities of $11.1 million and $10.4 million, respectively. We have an accumulated deficit of $171.7 million as of December 31, 2024. Our losses have resulted primarily from costs incurred in connection with our design, manufacturing and development activities, research and development activities, building our commercial infrastructure, stock-based compensation, legal, advertising, marketing and investor relations, and general and administrative expenses associated with our operations. Although we have received a medical device license from Health Canada to market the PoNS device in Canada, marketing authorization from the FDA for the sale of our PoNS device in the U.S. and market authorization from the TGA in Australia, we expect to continue to incur substantial losses for the foreseeable future as we continue to expand our commercialization efforts.

We will require additional financing to carry out our plan of operations and if we are unable to obtain such financing, our business may fail.

During the year ended December 31, 2024, we generated approximately $0.5 million in revenue from the commercial sales of products in the United States and Canada. Because we have generated limited revenues from commercialization, our operations to date have been principally financed through public and private offerings of our common stocks, warrants and convertible debt and exercises of options and warrants. There are a number of conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including but not limited to the recruitment of patients for treatment, and demonstration of effectiveness sufficient to generate commercial orders by customers for our product.

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Form 10-K. We had $1.1 million of cash as of December 31, 2024, and we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we will require additional financing to fund our operations beyond the second quarter of 2025. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures.

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

In connection with our management’s assessment, our report from our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. We believe our existing capital resources will be sufficient to fund our operations into the second quarter of 2025. We also expect our expenses to increase as we continue to conduct trials of PoNS Therapy® and as we pursue further regulatory approvals, and maintain, expand and protect our intellectual property portfolio. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors will likely lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

Global macroeconomic instability could adversely affect our ability to raise additional financing.

Generally, global macroeconomic conditions remain uncertain, largely due to the effects of geopolitical conflicts in the Ukraine and in the Middle East, disruptions in the banking system and financial markets, increased inflation, sustained high interest rates and unpredictable trade policies, including tariffs, customs regulations and other trade restrictions. The general economic and capital market conditions, both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

If the medical community is slow to adopt or declines to adopt our PoNS device for neurostimulation therapy, we will not be able to generate significant revenues which would have a material adverse effect on our business.

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

Our product is currently made available to authorized users of the Department of Veterans Affairs Federal Supply Schedule and if we were no longer eligible to sell our products through such channel, our business may be adversely affected.

Our PoNS device is eligible for reimbursement by the Department of Veterans Affairs and included on the Federal Supply Schedule pricing program. We must comply with additional laws and requirements applicable to our operations and manufacturing processes in order to remain eligible for this program. Our PoNS device is available for purchase by the Department of Veterans Affairs off contract. If we were to lose eligibility for reimbursement by the Department of Veterans Affairs, our business, financial condition and results of operations could be adversely affected.

Additionally, in February 2025, large layoffs were conducted in the Department of Veterans Affairs, which could significantly delay and impede our interactions with the Department of Veterans Affairs.

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

Production of therapeutic products may require raw materials for which the sources and amount of supply are limited or may be hindered by quality or scheduling issues in respect of the third-party suppliers over which the Company has limited control. An inability to obtain adequate supplies of raw materials could significantly delay the development, regulatory approval and sales and marketing of a product. If we are unable to obtain adequate supplies of our product that meet our specifications and quality standards, it will be difficult for us to compete effectively. While we have supply and quality agreements in place with our manufacturer, they may change the terms of our future orders or choose not to supply us with products in the future. Furthermore, if our manufacturer fails to perform its obligations, we may be forced to purchase our product from other third-party manufacturers, which we may not be able to do on reasonable terms or in sufficient time, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the reverification of an existing manufacturer could negatively affect our ability to produce and distribute our product in a timely manner.

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

Once commercialized, modifications to our marketed products may require new 510(k) clearances or approval of PMA supplements or may require us to cease marketing or recall the modified products until clearances or regulatory approvals are obtained.

Modifications to any of our products once they are commercialized may require new regulatory approvals or clearances, including 510(k) clearances or approval of PMAs or PMA supplements, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not affect safety or efficacy and does not represent a major change in its intended use, so that no new clearance or approval is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval of a PMA supplement is required. We may make modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and/or seek new marketing authorizations and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

The transition to the new presidential administration could hinder the FDA’s ability to perform normal business functions on which our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the agency may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA may also increase the time necessary for market authorization submissions for additional indications for our product to be reviewed and/or approved by the FDA, which would adversely affect our business. For example, the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the medical device industry and transparency in decision making. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Additionally, recent actions by the United States federal government have caused concern in the industry that this may occur. For example, beginning on February 13, 2025, the Department of Health and Human Services began firing a large number of its probationary employees, a category that includes new federal employees and employees recently promoted or transferred to new positions or agencies. Larger layoffs may follow, according to a memorandum issued by the Office of Personnel Management on February 26, 2025. These terminations, if they withstand legal challenges, may significantly delay and impede our interactions with FDA. Similar results may stem from the recent confirmed resignations of some senior FDA employees with responsibility for regulation of drugs and biologics, as well as possible future layoffs and resignations. There are also reports that the United States federal government intends to request Congress to reduce FDA funding in upcoming budgets. Such funding cuts may also delay the development and approval of new indications for PoNS.

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
●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payers, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services information related to payments and other transfers of value, directly or indirectly, to physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payers, including private insurers or patients.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. For example, In January of 2024, FDA issued a final rule to replace the QSR with the adoption of ISO 13485, known as the Quality Management System Regulation, or QMSR. The new rule comes into effect in February if 2026.

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

The policies of the Trump Administration and their impact on the regulation of our products in the United States remain uncertain. For example, efforts to reduce the size of government could lead to fewer government personnel and reviewers for our product candidates or product modifications. Any such reduction in the size of review teams could lead to longer review times, fewer opportunities for interactive communications with the FDA, and fewer medical devices being cleared or approved. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business. Moreover, the imposition of tariffs on foreign goods could impact our supply chain leading to fewer suppliers in the marketplace or make it more difficult or expensive to import components or parts needed for our medical devices.

Risks Related to our Business Operations

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy as well as the stability of the social fabric of our society affects our business and operating results. Global economic conditions in recent years have been volatile and disruptive due a number of factors such as geopolitical conflicts including those in Ukraine and in the Middle East, disruptions in the banking system and financial markets, supply chain disruptions, labor shortages, increased inflation, sustained high interest rates and unpredictable trade policies, including tariffs, customs regulations and other trade restrictions. These conditions from time to time have, and could in the future, caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, negatively impacting our business and results of operations. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions have impacted and may continue to adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. Furthermore, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

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

Risks Related to Our Common Stock

We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

Our common stock is listed on the Nasdaq Capital Market under the symbol “HSDT”. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, the minimum stockholders’ equity requirement and the minimum bid price requirement. There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

On August 9, 2024, we received a Notification Letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying us that because the closing bid price of our common stock was below $1.00 per share for the prior 30 consecutive business days, we are not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On February 7, 2025, we received a second Notification Letter from the Staff notifying us that the 180-day compliance period had expired and that we are ineligible for an additional 180-day period due to the Company’s noncompliance with the $5,000,000 minimum stockholders’ equity initial listing requirement for the Nasdaq Capital Market. As a result, the second Notification Letter informed us that our listed common stock would be subject to delisting pending the request of an appeal with regards to this determination. The Company had a hearing with the Nasdaq Hearing Panel on March 18, 2025. At the hearing, we presented our plan for regaining compliance with the Minimum Bid Price Requirement and requested a further extension so that we may complete the execution of our plan. Although we believe our plan will be sufficient to enable us to regain compliance, no assurance can be provided that Nasdaq will ultimately accept our plan or that we will ultimately regain compliance with the Minimum Bid Price Requirement. As of the date of this report, we have not received a determination from the hearings panel. Our common stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.

If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Any such delisting action may materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

In addition, if our common stock is delisted from the Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions).

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

To operate our business, we utilize certain third-party service providers and vendors to support a variety of functions. We seek to engage reliable, reputable service providers and vendors that maintain cybersecurity programs, and we implement a vetting process to ensure that all third-party service providers and vendors comply with our cybersecurity program requirements. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

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

The Company leases corporate office space in Newtown, Pennsylvania under an operating lease. In January 2025, the Company entered into an agreement with the landlord to extend the term of such lease to expire in March 2026. The lease does not contain any options to extend. We believe our current facility is adequate for our needs.

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

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “HSDT”.

Holders

As of March 18, 2025, there were approximately 37 holders of record of our common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never paid any cash dividends on our common stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Recent Sales of Unregistered Securities.

None.

ITEM 6.[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K (collectively referred to as the "consolidated financial statements"). Further, you should read the following discussion and analysis of our financial condition and results of operations together with “Item 1A. Risk Factors” included elsewhere in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements.”

Company Overview

We are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-implantable technologies targeted at reducing symptoms of neurological disease or trauma.

Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implantable medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS Therapy® is integral to the overall PoNS solution and is the physical therapy applied by patients during use of the PoNS neuromodulation stimulator. PoNS has marketing clearance in the U.S. for use in the U.S. as a short-term treatment of gait deficit due to mild-to-moderate symptoms for MS and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We began accepting prescriptions for PoNS in the U.S. in March 2022, and commercial sales of PoNS commenced in April 2022. PoNS is authorized for sale in Canada for three indications: (i) as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with physical therapy; (ii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy; and (iii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from stroke, to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we have been seeking a business partner to commercialize and distribute PoNS in Australia.

Recent Developments

Corporate Updates

On August 9, 2024, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s Class A common stock (“Common Stock”) for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 5, 2025. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement and other Nasdaq listing criteria. If we fail to meet the applicable continued listing requirements for the Nasdaq Capital Market, Nasdaq may delist our Common Stock. If such delisting should occur, it would likely have a negative effect on the price of our Common Stock and would impair an investor’s ability to sell or purchase our Common Stock when desired. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, Nasdaq rules allow an expedited delisting of securities of companies that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. Under these rules, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any compliance periods and Nasdaq will instead require the issuance of a Staff delisting determination, which is appealable to a hearings panel. Our ability to remain listed on Nasdaq may be negatively impacted by this Nasdaq rule.

On February 7, 2025, we received a determination letter from Nasdaq notifying us that because we did not comply with the $5 million minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, we were not eligible for a second 180-day period. On February 14, 2025, we requested an appeal of this determination and will submit a plan to regain compliance. The Company had a hearing with the Nasdaq Hearing Panel on March 18, 2025. At the hearing, we presented our plan for regaining compliance with the Minimum Bid Price Requirement and requested a further extension so that we may complete the execution of our plan. Although we believe our plan will be sufficient to enable us to regain compliance, no assurance can be provided that Nasdaq will ultimately accept our plan or that we will ultimately regain compliance with the Minimum Bid Price Requirement. As of the date of this report, we have not received a determination from the hearings panel. Our common stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.

On March 11, 2025, we established Revelation Neuro to pursue the development of a new gold standard of care for personalized neurorehabilitation using a non-implantable AI powered brain computer interface combining our newly developed intellectual property with Helius’ existing intellectual property.

On January 21, 2025, the Company entered into warrant exercise inducement offer letters with certain holders of existing Series A warrants and Series B warrants generating gross proceeds of $3.7 million as discussed further in Note 15 in our consolidated financial statements.

Presently, PoNS Therapy is not reimbursed under contract by any third-party payers in the U.S. We are pursuing commercial insurance coverage for PoNS within the Durable Medical Equipment benefit category. On February 29, 2024, CMS assigned HCPCS Level II codes to the PoNS controller and PoNS mouthpiece, effective April 1, 2024. On May 2, 2024, CMS published a proposed fee schedule payment rates for the PoNS controller and PoNS mouthpiece to be discussed at CMS' bi-annual Healthcare Common Procedure Coding System (“HCPCS”) public meeting to be held on May 29, 2024. For the PoNS Controller (HCPCS Code A4593), CMS preliminarily set pricing by mapping reimbursement to existing code E0745, (Neuromuscular stimulator, electronic shock unit), resulting in a capped fee of $1,206.53. For the PoNS Mouthpiece (HCPCS code A4594), CMS based pricing on the previously offered, temporary, cash pay price of $4,500, resulting in a total capped payment of $3,075.53.

The Company subsequently provided CMS additional information to support reimbursement economics and presented that information at the public meeting with CMS on May 29, 2024 for consideration by CMS for determination of the final reimbursement amount for each of the PoNS controller and mouthpiece.

On October 7, 2024, CMS posted the final payment rate for the PoNS Mouthpiece (HCPCS code A4594) at $2,963.30, which will be effective January 1, 2025 and deferred final national determination of the payment rate for the PoNS Controller (HCPCS Code A4593) to the next payment cycle. At the Company’s request, Company management subsequently met with CMS in December 2024 prior to PoNS Mouthpiece pricing taking effect on January 1, 2025 to request that they revisit the starting point for the gap filling process to more appropriately use the market pricing established through negotiation with the VA and an insurance carrier.

On October 8, 2024, CMS published the preliminary rate for the PoNS Controller (HCPCS Code A4593) at the capped total payment of $519.80, based on its view that the product is comparable to devices reported with HCPCS code E0730 (transcutaneous electrical nerve stimulation (TENS) device, four or more leads, for multiple nerve stimulation) to be effective April 1, 2025.

On January 13, 2025, CMS posted final Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies fee schedule payment rates for the PoNS Controller (HCPCS Code A4593) at the capped total payment of $532.27 and no changes to the previous final determination for the PoNS Mouthpiece (HCPCS code A4594) were made.

During the first quarter of 2024, the Company partnered with Lovell Government Services (“Lovell”), an SBA-certified Service-Disabled Veteran-Owned Small Business, to make the PoNS device available to federal healthcare systems. In May 2024, PoNS became available on the Veteran Affairs Federal Supply Schedule and General Services Administration Advantage Contracts at $23,843.72 for the PoNS device and $7,344.97 for the PoNS mouthpiece. In July 2024, PoNS became available to the Department of Defense and U.S. Military facilities on the Distribution and Pricing Agreement at $23,724.50 for the PoNS device and $7,308.25 for the PoNS mouthpiece. In December 2024, the first PoNS System sale to the VA Healthcare System through Lovell was delivered at the contracted price of $23,844, comprised of $16,499 for the PoNS Controller and $7,345 for the PoNS Mouthpiece.

As discussed further in Note 8 to our consolidated financial statements, in May 2024, the Company closed on a registered public offering of its Common Stock and warrants and received net proceeds of approximately $5.5 million.

On April 4, 2024, the Company received written notice from Nasdaq stating that the Company no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on Nasdaq because the Company’s stockholders' equity, as reported in our 2023 10-K, had fallen below $2.5 million. The notice also indicated that the Company did not meet the alternative compliance standards. Under applicable Nasdaq rules, the Company had 45 calendar days from the date of the notice, or until May 20, 2024, to submit a plan to regain compliance. On May 31, 2024, the Company received formal notification from Nasdaq confirming that, following the consummation of a registered public offering on May 9, 2024, the Company regained compliance with the minimum stockholders’ equity requirement, and that the Company satisfied all other applicable criteria for continued listing on Nasdaq.

During the second quarter of 2024, the Company received the first third-party reimbursement from a major insurance carrier at a 7% rebate, which resulted in pricing of $23,900 for the PoNS device, comprised of $16,554 for the PoNS controller and $7,347 for the PoNS mouthpiece, exclusive of rounding.

In June 2024, the Company began establishing sales representative agreements with organizations and individuals to sell PoNS devices to Veterans Affairs (“VA”) facilities in the U.S. The Company has since established agreements with representatives covering facilities in Texas and east of the Mississippi with plans to expand west.

During the first quarter of 2024, leveraging the Breakthrough Designation, the Company reached alignment with the FDA on the registrational program to evaluate the therapeutic benefit of PoNS on gait and balance deficits in chronic stroke subjects, which originally included two initial studies. The first was an investigator-initiated randomized placebo-controlled trial (“MUSC-RCT”) in approximately 60 subjects, led by Dr. Steven Kautz at the Medical University of South Carolina (“MUSC”) and Dr. Mark Bowden at Brooks Rehabilitation. The second study was a company-sponsored open-label study (“HMI-OLS”), in approximately 30 subjects. Following guidance from FDA, Helius added, in May 2024, a third company-sponsored randomized placebo-controlled trial (“HMI-RCT”) in approximately 60 subjects, as the pivotal study, along with the OLS, for the registrational program. All three studies shared the same design and endpoints, including primary outcomes on gait and balance improvement, as well as key secondary endpoints with Type 1 error of reduced risk of falling and maintenance of effect at 12 weeks post-treatment.

Enrollment of the stroke registrational studies started at MUSC for the MUSC-RCT in August 2023 and, at Brooks Rehabilitation, in August 2024. In June 2024, Helius started enrollment of the HMI-OLS at five U.S. Centers of Excellence for Neurorehabilitation including Shepherd Center, MGH-IHP, REHABOLOGYM, Brooks Rehabilitation and New England Neurological Center. Enrollment continued, with the HMI-RCT, in July 2024 at Neuro-Concept Rehabilitation Center, Neuphysio, Synaptic Health, Bergin Motion in Canada and REHABOLOGYM in the U.S.

The Company has completed and far exceeded the initial 90-subject target enrollment for its stroke registrational program enrolling 128 participants by December 31, 2024. With maximum enrollment of over 150 participants achieved at the end of January 2025, the Company is on track to submit for FDA authorization for stroke in the second quarter of 2025, with the plan to achieve FDA authorization by the end of 2025.

During the fourth quarter of 2024, the Company completed the transition of the manufacturing of PoNS device controllers and mouthpieces to Minnetronix, Inc. from its previous contract manufacturer, Key Tronic Corporation.

We also intend to provide broad access and reimbursement for the PoNS Therapy over time through commercial insurers. Prior to broad commercial payer coverage, we anticipate the primary source of sales will be self-pay and VA patients. We expect to support the cost of the PoNS Therapy by working with advocacy groups and charitable organizations to help self-pay patients access our technology. In general, we anticipate that it will take at least 24 months to obtain broad coverage and reimbursement among government and private payers from the date that the HCPCS codes became effective.

Material Trends and Uncertainties

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, in part due to supply chain disruptions, labor shortages, global conflicts, increased inflation and unpredictable trade policies, including tariffs, customs regulations and other trade restriction. The general economic and capital market conditions both in the U.S. and worldwide, have been volatile in recent years and at times have adversely affected our access to capital and have increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions continue to remain volatile or decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected.

Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, global conflicts such as the conflicts in Ukraine and in the Middle East, and steps taken by governments and central banks as well as other stimulus and spending programs have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. Although we may take measures to mitigate these impacts, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected.

Other Trends and Uncertainties

To successfully commercialize, we need to continue to build infrastructure necessary to grow our business including adding headcount and implementing or upgrading business systems. Competition for talent in today’s labor market may impact our ability to add headcount and to recruit talent with the expertise we need to develop our commercial infrastructure.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Revenue:
Product sales, net:
United States	$181	$324	$(143)
Canada	295	281	14
Total product sales, net	476	605	(129)
Other revenue	44	39	5
Total revenue	520	644	(124)
Cost of revenue	582	583	(1)
Gross (loss) profit	(62)	61	(123)
Operating expenses:
Selling, general and administrative expenses	10,118	9,271	847
Research and development expenses	3,659	2,942	717
Amortization expense	24	117	(93)
Fixed asset impairment	40	159	(119)
Total operating expenses	13,841	12,489	1,352
Loss from operations	(13,903)	(12,428)	(1,475)
Nonoperating income
Interest (expense) income, net	(17)	257	(274)
Change in fair value of derivative liability	2,981	2,966	15
Foreign exchange (loss) gain	(1,006)	275	(1,281)
Other income, net	203	80	123
Nonoperating income, net	2,161	3,578	(1,417)
Loss before provision for income taxes	(11,742)	(8,850)	(2,892)
Provision for income taxes	—	—	—
Net loss	$(11,742)	$(8,850)	$(2,892)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

The decrease in total net product sales was primarily attributable to a decrease in unit volumes for U.S. sales of PoNS systems due to the termination of our Patient Therapy Access Program (“PTAP”) on June 30, 2023 as well as the termination of the previously offered temporary cash pay pricing in May 2024.

Cost of Revenue

The cost of revenue for 2024 as compared to the same period in the prior year remained relatively flat year to year due to decreased unit volumes sold offset by increases in certain inventory reserve adjustments, warranty and fixed employee costs.

Gross (Loss) Profit

Gross loss for the year ended December 31, 2024 was $62,000 compared to gross profit of $61,000 for the same period in the prior year. Decreased revenues in 2024 with cost of revenues remaining flat from the prior year were the primary reasons for the year-to-year variance.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was primarily from a $0.7 million increase in non-cash stock-based compensation expense, a $0.3 million in increased legal costs partially offset by a $0.2 million decrease in insurance costs and a $0.1 million decrease in franchise taxes. Refer to Note 9 to our consolidated financial statements for detailed information about stock-based compensation.

Research and Development Expenses

The increase in research and development expenses was primarily from increases in clinical trial related costs of $0.4 million, an increase in non-cash employee stock compensation expense of $0.2 million and product development costs of $0.1 million. Refer to Note 9 to our consolidated financial statements for detailed information about stock-based compensation.

Amortization Expense

Amortization expense is primarily comprised of the amortization of acquired finite-lived intangible assets. The decrease in amortization expense is primarily due to the remaining unamortized intangible assets becoming fully amortized during the year ended December 31, 2024. Refer to Note 6 to our consolidated financial statements for additional information about the composition of intangible assets.

Fixed Asset Impairment

During the fourth quarter of 2024, we recorded an impairment of $40,000 for certain software used with our enterprise resource planning system. Refer to Note 3 to our consolidated financial statements for additional information.

Nonoperating Income

Interest (Expense) Income, Net

Net interest expense for the year ended December 31, 2024 was primarily attributable to interest expense related to the Company’s insurance premium financing and lower interest income earned on investments of excess cash in an unrestricted money market savings account year to year due to lower current year cash balances and a shift to excess cash being primarily invested in money market mutual funds earning dividend income in the current year, versus interest bearing securities in the prior year.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 8 to our consolidated financial statements, the warrants issued in connection with the August 2022 Public Offering are being accounted for as a derivative liability instrument. The change in fair value of derivative liability for the year ended December 31, 2024 of $3.0 million is the result of the decrease in our stock price offset partially by reduced outstanding warrant exposure due to warrant exercises during the year.

Foreign Exchange (Loss) Gain

The foreign exchange loss for the year ended December 31, 2024 was primarily due to higher Canadian to U.S. dollar exchange rates in 2024.

Other Income, Net

Other income was primarily attributable to dividend income earned on investments of excess cash in a money market mutual fund.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,088	$5,182
Working capital	1,261	5,559

Our available capital resources have been primarily used to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our common stock which most recently included $5.5 million in net proceeds we received from a public offering of our common stock and warrants completed in May 2024 (“May 2024 Public Offering”) as discussed in more detail in Note 8 to our consolidated financial statements.

As discussed in more detail in Note 8 to our consolidated financial statements, the Company entered into a sales agreement related to our at-the-market offering program (“ATM”) under which we may offer and sell shares having gross proceeds up to $2.0 million. During the year ended December 31, 2024, the Company issued and sold shares with gross proceeds of $1.3 million under the ATM. In addition, the Company received gross proceeds of $0.2 million from the issuance of shares upon the exercise of warrants for the year ended December 31, 2024. On January 21, 2025, the Company entered into warrant exercise inducement offer letters and new warrant issuance which generated $3.4 million in net proceeds as discussed in more detail in Note 15 to our consolidated financial statements.

Statement of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023	Change
Net cash used in operating activities	$(11,041)	$(10,416)	$(625)
Net cash used in investing activities	(5)	(29)	24
Net cash provided by financing activities	6,954	1,077	5,877
Effect of foreign exchange rate changes on cash	(2)	1	(3)
Net decrease in cash and cash equivalents	$(4,094)	$(9,367)	$5,273

Net Cash used in Operating Activities

The higher level of cash used in operating activities in 2024 primarily resulted from increases in selling, general and administrative expenses and research and development expenses as compared to 2023.

Net Cash Used in Investing Activities

Our investing activities are primarily related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, we received net proceeds of $1.3 million from the issuance and sale of shares under the ATM. In addition, we received $0.2 million in net proceeds from the exercise of warrants. During the year ended December 31, 2024, we received net proceeds of $5.5 million from the sale of shares primarily from our May 2024 Public Offering, as described in Note 8 to our consolidated financial statements.

Cash Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $11.7 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $171.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These and other factors indicate substantial doubt about our ability to continue as a going concern. Refer to Note 1 to our consolidated financial statements for additional discussion about our going concern uncertainty.

We intend to use our available capital resources primarily to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. We believe that our existing capital resources, including the $0.1 million of additional net proceeds from the ATM and $3.4 million in net proceeds from warrant inducements in 2025 through the date of this filing, will be sufficient to fund our operations into the second quarter of 2025, but we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. We will need additional funding for our ongoing clinical trials for stroke. The amount required to fund operations thereafter will depend on various factors, including timing of approval of clinical trials, duration and result of clinical trials and other factors that affect the cost of the clinical trial, manufacturing costs of product, development of our product for new indications and demand for our authorized products in the market.

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

Accounting and Valuation of Warrants

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

As of December 31, 2024, our derivative financial instruments accounted for in accordance with ASC 815 were comprised of warrants issued in connection with our August 2022 public offering as discussed in more detail in Note 8 to our Consolidated Financial Statements.

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

These factors raise substantial doubt about our ability to continue as a going concern through at least 12 months from the date of this Form 10-K. While we had $1.1 million of cash as of December 31, 2024, we do not currently have sufficient resources to accomplish all of the above conditions necessary for us to generate sufficient revenues to achieve profitability, and we expect that we will require additional financing to continue to fund our operations. There is no guarantee that such funding will be available at all or in sufficient amounts to satisfy our required expenditures. In reviewing this filing, you should carefully consider this uncertainty, the risks described in the section entitled “Item 1A. Risk Factors” and other risks described throughout this Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. As a non-

accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

We monitor our internal control over financial reporting on a continuous basis. There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the year ended December 31, 2024 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Proposal 1 - Election of Directors,” “Executive Officers”, and “Delinquent Section 16(a) Reports”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance– Non-Employee Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance - Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2025 Proxy Statement under the caption “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1.	Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.
2.	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
3.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Amendment to Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Form 8-K filed March 15, 2024)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed January 20, 2021)
4.2	Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed January 20, 2021)
4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Form 10-K filed March 14, 2021)
4.4

Warrant Agency Agreement dated as of February 1, 2021 by and between Helius Medical Technologies, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed February 1, 2021)

4.5	Form of Warrant to purchase shares of common stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed August 9, 2022)
4.6

Warrant Agency Agreement dated as of August 9, 2022 by and between Helius Medical Technologies, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K filed August 9, 2022)

4.7	Form of Series A Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 9, 2024)
4.8	Form of Series B Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 9, 2024)
4.9	Form of Placement Agent Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed May 9, 2024)
4.10	Form of Pre-Funded Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.4 to the Form 8-K filed May 9, 2024)
4.11	Form of Inducement Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed January 24, 2025)
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

10.7†	Amended and Restated June 2014 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed with the SEC on November 9, 2017)
10.7.1†	2014 Stock Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.23.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)
10.8†	2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)
10.8.1†	Amendment Number 1 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.25.1 to the Transition Report on Form 10-K filed with the SEC on April 3, 2017)
10.8.2†	Amendment Number 2 to the 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)
10.8.3†	2016 Omnibus Incentive Plan Form of U.S. Option Grant Agreement (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)
10.8.4†	2016 Omnibus Incentive Plan Form of Canada Option Grant Agreement (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the SEC on May 18, 2017)
10.9*	Commercial Lease Agreement, dated November 29, 2021 between Helius Medical, Inc and 660 Tudor Square, L.P.
10.9.1*	Lease Addendum #1, dated January 16, 2025 between Helius Medical Technologies, Inc. and 660 Tudor Square, L.P.
10.10†	2018 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 8, 2018)
10.10.1†	2018 Omnibus Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed November 8, 2018)
10.10.2†	2018 Omnibus Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 10 Q filed November 8, 2018)
10.10.3†	2018 Omnibus Incentive Plan Form of Option Grant Agreement – 2020 Retention Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2020)
10.10.4†	2018 Omnibus Incentive Plan Form of Stock Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2021)
10.10.5†	Amendment to the Helius Medical Technologies, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 27, 2021)
10.10.6†

2018 Omnibus Incentive Plan Form of Option Grant Agreement – Initial Grants to Dane C. Andreeff and Jeffrey S. Mathiesen (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 15, 2021)

10.11†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Form 10-K filed March 10, 2021)

Exhibit Number	Exhibit

10.12	Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on May 17, 2021)
10.13†	Employment Agreement between Helius Medical Technologies, Inc. and Dane C. Andreeff, dated June 14, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2021)
10.14†	Employment Agreement between Helius Medical Technologies, Inc. and Jeffrey S. Mathiesen, dated June 14, 2021 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 15, 2021)
10.15†	Helius Medical Technologies, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.5 to the Form S-8 filed July 7, 2021)
10.16.1	Amendment to the Helius Medical Technologies, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.8 to the Form S-8 filed July 24, 2024)
10.16.2†

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Helius Medical Technologies, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 4.6 to the Form S-8 filed July 7, 2021)

10.17†	Employment Agreement between Helius Medical Technologies, Inc. and Antonella Favit-Van Pelt, dated July 7, 2021 (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on September 3, 2021)
10.18†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2022)
10.18.1

Amendment to the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan, effective as of June 27, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2024)

10.18.2†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 18, 2022)
10.18.3†	Sales Agreement between Helius Medical Technologies, Inc. and Roth Capital Partners, LLC, dated June 23, 2023 (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on June 23, 2023)
10.19

Placement Agency Agreement dated as of May 6, 2024 by and between Helius Medical Technologies, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 9, 2024)

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Helius Medical Technologies, Inc.
23.1*	Consent of Baker Tilly US, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
97.1	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.

ITEM 16.	FORM 10-K SUMMARY

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Helius Medical Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Helius Medical Technologies, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	Evaluated the methodologies, with the assistance of a firm valuation specialist, and key assumptions used by management to assess the Company’s fair value of the warrant liability, including assessing the reasonableness of the source information underlying the valuation assumptions.
◾	Performed an independent calculation to test the reasonableness of the fair value of the warrant liability.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2022.

Minneapolis, Minnesota

March 25, 2025

Helius Medical Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,088	$5,182
Accounts receivable, net	70	117
Other receivables	565	520
Inventory, net	1,036	457
Prepaid expenses and other current assets	665	1,162
Total current assets	3,424	7,438
Property and equipment, net	107	178
Intangible assets, net	—	24
Operating lease right-of-use asset, net	11	52
Total assets	$3,542	$7,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$873	$531
Accrued and other current liabilities	1,239	1,260
Current portion of operating lease liabilities	12	45
Current portion of deferred revenue	39	43
Total current liabilities	2,163	1,879
Operating lease liabilities, net of current portion	—	12
Deferred revenue, net of current portion	79	128
Derivative liability	241	3,323
Total liabilities	2,483	5,342
Commitments and contingencies (Note 13)
Stockholders' equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 3,728,172 and 714,590 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	1
Additional paid-in capital	172,421	162,979
Accumulated deficit	(171,699)	(159,957)
Accumulated other comprehensive loss	333	(673)
Total stockholders' equity	1,059	2,350
Total liabilities and stockholders' equity	$3,542	$7,692

The accompanying notes are an integral part of these consolidated financial statements.

Helius Medical Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,

	2024	2023

Revenue
Product sales, net	$476	$605
Other revenue	44	39
Total revenue	520	644
Cost of revenue	582	583
Gross (loss) profit	(62)	61
Operating expenses
Selling, general and administrative expenses	10,118	9,271
Research and development expenses	3,659	2,942
Amortization expense	24	117
Fixed asset impairment	40	159
Total operating expenses	13,841	12,489
Loss from operations	(13,903)	(12,428)
Nonoperating income
Interest (expense) income, net	(17)	257
Change in fair value of derivative liability	2,981	2,966
Foreign exchange (loss) gain	(1,006)	275
Other income, net	203	80
Nonoperating income, net	2,161	3,578
Loss before provision for income taxes	(11,742)	(8,850)
Provision for income taxes	—	—
Net loss	(11,742)	(8,850)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,006	(285)
Comprehensive loss	$(10,736)	$(9,135)
Loss per share
Basic	$(4.33)	$(14.56)
Diluted	$(4.33)	$(14.56)
Weighted average number of common shares outstanding
Basic	2,709,781	607,890
Diluted	2,709,781	607,890

The accompanying notes are an integral part of these consolidated financial statements.

Helius Medical Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	564,094	$1	$159,645	$(151,107)	$(388)	$8,151
Issuance of common stock in public offering	53,010	—	500	—	—	500
Share issuance costs	—	—	(65)	—	—	(65)
Exercise of warrants	92,910	—	1,270	—	—	1,270
Settlement of restricted stock units	4,576	—	—	—	—	—
Stock-based compensation	—	—	1,629	—	—	1,629
Other comprehensive income	—	—	—	—	(285)	(285)
Net loss	—	—	—	(8,850)	—	(8,850)
Balance as of December 31, 2023	714,590	$1	$162,979	$(159,957)	$(673)	$2,350

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	714,590	$1	$162,979	$(159,957)	$(673)	$2,350
Issuance of common stock in public offering	853,200	1	2,960	—	—	2,961
Issuance of warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(1,132)	—	—	(1,132)
Exercise of warrants	2,158,154	2	263	—	—	265
Settlement of restricted stock units	2,228	—	—	—	—	—
Stock-based compensation	—	—	2,522	—	—	2,522
Other comprehensive loss	—	—	—	—	1,006	1,006
Net loss	—	—	—	(11,742)	—	(11,742)
Balance as of December 31, 2024	3,728,172	$4	$172,421	$(171,699)	$333	$1,059

The accompanying notes are an integral part of these consolidated financial statements.

Helius Medical Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(11,742)	$(8,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,981)	(2,966)
Stock-based compensation expense	2,522	1,629
Foreign exchange loss (gain)	999	(286)
Depreciation expense	36	45
Amortization expense	24	117
Fixed asset impairment	40	159
Provision for (reversal of) inventory reserve	28	(5)
Non-cash operating lease expense	41	52
Changes in operating assets and liabilities:
Accounts receivable	41	(44)
Other receivables	(46)	(247)
Inventory	(607)	137
Prepaid expense and other current assets	364	54
Operating lease liabilities	(45)	(53)
Accounts payable	344	(103)
Accrued and other current liabilities	(18)	(20)
Deferred revenue	(41)	(35)
Net cash used in operating activities	(11,041)	(10,416)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(29)
Net cash used in investing activities	(5)	(29)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,961	500
Proceeds from issuance of warrants	4,829	—
Proceeds from exercise of warrants	164	642
Share issuance costs	(1,000)	(65)
Net cash provided by financing activities	6,954	1,077
Effect of currency exchange rate changes on cash and cash equivalents	(2)	1
Net decrease in cash and cash equivalents	(4,094)	(9,367)
Cash and cash equivalents at beginning of period	5,182	14,549
Cash and cash equivalents at end of period	$1,088	$5,182
Supplemental cash flow information
Non-cash investing and financing transactions:
Derivative warrant liability reclassified to equity on exercise of warrants	$101	$628
Deferred offering costs reclassified to equity upon public offering	$132	$—

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

Going Concern Uncertainty

As of December 31, 2024, the Company had cash and cash equivalents of $1.1 million. For the year ended December 31, 2024, the Company had an operating loss of $13.9 million, and as of December 31, 2024, its accumulated deficit was $171.7 million. For the year ended December 31, 2024, the Company had $0.5 million of net revenue from the commercial sale of products. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are filed. The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Accounts Receivable

Accounts receivable arise primarily from product sales in Canada and generally require payment within 30 days. The Company provides reserves against accounts receivable for estimated credit losses that may result from a customer’s inability to pay based on a combination of factors, such as the aging of accounts receivable past the due date, the customer’s financial strength and payment history. Amounts determined to be uncollectible are charged or written off against the reserve.

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

The Company qualified for the employee retention credit for the period from March 17, 2020 to September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. The Company accounts for the ERC as government assistance and applies the grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Under this approach, the Company recognizes the credit when there is reasonable assurance that it will comply with the conditions of the grant and that the credit will be received.

The Company recorded a credit of $0.5 million against operating expenses on the Consolidated Statement of Operations and Comprehensive Loss during the year ended December 31, 2023 and as a current asset on the consolidated balance sheets during the year ended December 31, 2024 and December 31, 2023 as an other receivable. The Company expects to receive the credit in the next twelve months.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to expense when incurred. Advertising expenses were $651 thousand and $670 thousand for the years ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Research and development costs are charged to expense when incurred.

Derivatives

The Company does not engage in hedging activities. The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the Consolidated Statements of Operations and Comprehensive Loss. Reclassifications or partial reclassifications to equity are recorded based on the fair value of the derivative on the transaction date. Refer to Note 8 for additional information about the derivative liability.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the CODM. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. Refer to Note 14 for additional information regarding implementation of this new standard.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include inventory purchases, employee compensation, depreciation, and intangible asset amortization, as well as other specified expense categories currently disclosed under existing disclosure requirements. Additionally, any remaining amounts that are not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period, with annual disclosure of the entity's definition of selling expenses. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending December 31, 2027, with interim disclosures effective beginning in its fiscal year ending December 31, 2028. The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The guidance is effective for the Company beginning in its fiscal year ending December 31, 2025. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

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

3.FIXED ASSETS IMPAIRMENT

In the fourth quarter of 2024, the Company made the decision to no longer utilize certain capitalized software associated with its enterprise resource planning system and as a result, impairment charges of $40 thousand were recorded in the fourth quarter of 2024 on its long-lived tangible assets.

In the third quarter of 2023, the Company identified an impairment indicator associated with its property and equipment and performed interim impairment tests on the long-lived tangible assets as a result of a planned change of the Company’s contract manufacturing partner to be completed in less than one year from September 30, 2023. The interim impairment tests were performed using estimated market prices. The Company had determined that the fair value of certain long-lived tangible assets was lower than the related book values. Additionally, for certain long-lived tangible assets, it is more likely than not that those long-lived assets will be disposed significantly before the end of their previously estimated useful lives. As a result, impairment charges of $159 thousand were recorded in the third quarter of 2023 on its long-lived tangible assets.

4.SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the Consolidated Balance Sheets are as follows:

Accounts receivable, net

Accounts receivable is net of allowance for doubtful accounts of $0 as of December 31, 2024 and 2023.

Inventory, net (in thousands)

	December 31,	December 31,
	2024	2023
Raw materials	$576	$351
Work-in-process	402	67
Finished goods	145	96
Inventory, gross	1,123	514
Inventory reserve	(87)	(57)
Inventory, net	$1,036	$457

During the years ended December 31, 2024 and 2023, existing reserves of $2 thousand and $16 thousand were charged against inventory, respectively.

Prepaid expenses and other current assets (in thousands)

	December 31,	December 31,
	2024	2023
Prepaid expenses	$603	$689
Inventory related	55	333
Deferred offering costs	7	140
Total prepaid expenses and other current assets	$665	$1,162

Property and equipment, net (in thousands)

	December 31, 2024	December 31, 2023
Furniture and fixtures	$59	$59
Equipment	247	243
Computer software and hardware	196	235
Property and equipment	502	537
Accumulated depreciation	(395)	(359)
Property and equipment, net	$107	$178

Accrued and other current liabilities (in thousands)

	December 31,	December 31,
	2024	2023
Insurance payable	$356	$446
Employees benefits	759	509
Professional services	24	52
Franchise tax	—	168
Other	100	85
Total accrued and other current liabilities	$1,239	$1,260

Deferred revenue

Exclusive Distribution Agreement

Pursuant to an Exclusive Distribution Agreement with Health Tech Connex Inc. (“HTC”) (“Exclusivity Agreement”) entered into on March 3, 2023, subject to certain terms and conditions, the Company granted to HTC the exclusive right to provide PoNS Therapy® in the Fraser Valley and Vancouver metro regions of British Columbia. HTC is to purchase the PoNS devices for use in these regions exclusively from the Company and on terms no less favorable than the then-current standard terms and conditions. This Exclusivity Agreement replaced the previous Clinical Research and Co-Promotion Agreement (“Co-Promotion Agreement”) between the parties entered into in October 2019 that included a similar exclusive right provision. The exclusive right under the Exclusivity Agreement was granted for a fixed value of CAD$273 thousand, which is represented by the unamortized up-front payment under the former Co-Promotion

Agreement. The initial term of the Exclusivity Agreement expires on December 31, 2027, and is renewable by HTC for one additional five-year term upon sixty days’ written notice to the Company.

Deferred revenue as of both December 31, 2024 and 2023 is comprised of the remaining unamortized amount under these agreements. Revenue recognized is included in other revenue in the Consolidated Statements of Operations and Comprehensive Loss. Revenue recognized for the years ended December 31, 2024 and 2023 were $41 thousand and $35 thousand, respectively.

5.LEASES

The Company has an operating lease for office space with lease terms that commenced in January 2022 and will expire in March 2025. The lease does not contain any options to extend. Operating lease costs for the years ended December 31, 2024 and 2023 were $41 thousand and $54 thousand, respectively.

On January 16, 2025, the Company entered into an agreement to extend the operating lease for the Newtown, PA office through March 31, 2026, at a rate of $4 thousand per month effective April 1, 2025.

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$12
Total lease payments	12
Less: imputed interest	—
Total lease liabilities	$12

The following table provides information on the lease term and discount rate for the operating lease as of December 31, 2024:

Remaining lease term (in years)	0.25
Discount rate	4.55%

6.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

		December 31,
		2024			2023
				Net			Net
	Useful Life		Accumulated	Carrying		Accumulated	Carrying
	(in years)	Cost	Amortization	Value	Cost	Amortization	Value
Reacquired rights	3.87	$447	$(447)	$—	$486	$(486)	$—
Acquired proprietary software	5.00	134	(134)	—	145	(121)	24
Internally developed software	3.00	84	(84)	—	84	(84)	—
Total intangible assets		$665	$(665)	$—	$715	$(691)	$24

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

The Consolidated Financial Statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company as of December 31, 2024 and 2023 consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account, money market mutual funds, treasury bills and a certificate of deposit. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

The Company’s derivative liability as of December 31, 2024 and 2023 is comprised of warrants issued in connection with the registered public offering completed in August 2022 discussed in Note 8. The derivative liability is classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value on a recurring basis. See Note 8 for further information on the fair value of the derivative liability.

The majority of the Company’s non-financial instruments, which include intangible assets, lease assets, inventories and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or at least annually for indefinite-lived intangible assets), a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. See Note 3 – Fixed Asset Impairment for further detail.

8.COMMON STOCK AND WARRANTS

The Company may issue common stock in connection with underwritten public offerings, registered direct public offerings or other financing transactions. Such issuances of common stock may include the issuance or sale of warrants to purchase common stock. As of December 31, 2024, the Company reserves 146,271,828 shares of Class A Common Stock and 10,000,000 shares of unissued preferred stock for future issuances and future exercises of outstanding warrants and stock-based compensation awards.

Equity Transactions

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

At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares having an aggregate offering price of up to $2.0 million. Roth is entitled to a commission at a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the Sales Agreement. As of December 31, 2024, 201,211 share issuances of securities have occurred in connection with the ATM generating net proceeds of $1.3 million and $0.4 million inclusive of share issuance costs in 2024 and 2023, respectively. On January 17, 2025, 93,300 shares were issued with the ATM, generating net proceeds of $0.1 million inclusive of share issuance costs.

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

At the annual meeting of stockholders of the Company held on May 24, 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of its outstanding Common Stock. All shares of Series B Preferred Stock that did not vote in person or by proxy were redeemed in whole by the Company. Shares of Series B Preferred Stock that did vote in person or by proxy will need to request redemption from the Company at a rate of $0.001 per share in cash. As of December 31, 2024, no shareholders of Series B Preferred Stock have requested such redemption.

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

Warrants

August 2022 Warrants

In connection with the Company’s registered public offering that closed on August 9, 2022, the Company issued warrants to purchase an aggregate of 720,000 shares of common stock (“2022 Public Warrants”). The Company performed an analysis of the provisions of the Public Warrants and concluded that the Public Warrants did not meet the guidance for being classified as an equity instrument due to a potential price reset prompted by a change in an unrelated instrument’s conversion rate or, in the event of a fundamental transaction, settlement rights that differ from those of the underlying common stockholders.

The fair value of the derivative liability as of December 31, 2024 and 2023 was $0.2 million and $3.3 million, respectively. The change in the fair value of the derivative liability was recognized as a component of nonoperating income in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the 2022 Public Warrants was determined using both a Monte Carlo simulation model, which uses multiple input variables to determine the probability of the occurrence of a price reset or a fundamental transaction and the Black-Scholes option pricing model. The following table includes the stock price and the inputs used to estimate the fair value of the warrants:

	December 31,	December 31,
	2024	2023
Stock price	$0.67	$8.04
Warrant term (in years)	2.61	3.61
Expected volatility	98.92%	84.10%
Risk-free interest rate	4.26%	3.96%
Dividend rate	0.00%	0.00%

The 603,690 of outstanding liability classified Public Warrants have an exercise price that was reset to $1.6163 per share as a result of the 2024 Public Offering are exercisable upon issuance and will expire five years following the date of issuance. 23,400 Public Warrants were exercised and the Company received gross proceeds of $0.2 million during the year ended December 31, 2024. No warrants were cancelled during the year ended December 31, 2024.

Equity-classified Warrants

The Company has outstanding equity-classified warrants to purchase 5,869,244 shares of common stock at a weighted average exercise price of $3.64, with expiration dates ranging from March 2025 to May 2029. The weighted average exercise price includes 12,222 Pre-funded Warrants with a nominal exercise price of $0.001 outstanding as of December 31, 2024. The weighted average exercise price excluding the outstanding Pre-funded Warrants is $3.65 as of December 31, 2024. During the year ended December 31, 2024, 2,135,000 Pre-funded Warrants were exercised for 2,134,754 common shares as the result of the cashless exercise provision and no warrants were cancelled due to expiration.

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

On May 30, 2024, the Board adopted a First Amendment (the “Amendment”) to the 2022 Plan. On June 27, 2024, at the annual meeting of stockholders, the stockholders of the Company approved the Amendment. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to increase the aggregate number of shares of Common Stock that may be issued under the 2022 Plan to 2,089,000 new shares with an automatic increase on January 1st of each year by an amount equal to 5% of the Fully Diluted Shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. As of January 1, 2025, the number of shares authorized for issuance increased from 2,089,000 to 2,703,678 and there were 637,237 shares of common stock available for issuance under the 2022 Plan.

The Inducement Plan permits the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and cash awards and other share‑based awards The Inducement Plan is used exclusively for grants of awards to individuals who were not previously employees or directors of the Company. Options granted under the Inducement Plan generally vest over four years and expire after ten years. The exercise price of each option is equal to the fair market value of the common stock at the date of grant. On July 2, 2024, the Company approved an amendment to the Inducement Plan pursuant to which, the Inducement Plan was amended to increase the aggregate number of shares of Common Stock that may be issued under the Inducement Plan to 150,000 new shares. As of December 31, 2024, there were 123,980 shares of common stock available for issuance under the Inducement Plan.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the years ended December 31, 2024 and 2023:

	Years Ended December 31, 2024
	2024		2023
Risk-free interest rate		4.38%	3.93%
Expected volatility		128.73%	79.43
Expected term (years)		5.27	5.70
Expected dividend yield		0.00%	0.00%
Fair value, per share		$0.84	$10.17

During the year ended December 31, 2024 and 2023, 1,335,623 options with a total grant date fair value of $2.5 million and 86,580 options with a total grant date fair value of $1.6 million vested, respectively.

The fair value of restricted stock units granted during the years ended December 31, 2024 and 2023 was based on the closing price of the Company’s common stock on the Nasdaq Capital Market on the day of the grant.

Stock option activity during the year ended December 31, 2024 was as follows:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2023	245,830	$76.28	9.03	5.00
Granted	1,856,000	0.96	—	—
Exercised	—	—	—	—
Expired	(5,747)	176.61	—	—
Forfeited	(3,622)	16.27	—	—
Outstanding as of December 31, 2024	2,092,461	9.30	9.33	$—
Exercisable as of December 31, 2024	1,428,221	12.14	9.31	$—

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2024:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2023	2,228	$7.81
Granted	—	—
Vested	(2,228)	7.81
Forfeited	—	—
Nonvested as of December 31, 2024	—	$—

Total stock-based compensation expense was as follows (in thousands):

	Years Ended
	December 31,
	2024	2023
Cost of sales	$28	$18
Selling, general and administrative	2,008	1,320
Research and development	486	291
Total stock-based compensation expense	$2,522	$1,629

As of December 31, 2024, the total remaining unrecognized compensation expense related to nonvested stock options was $1.5 million which will be amortized over weighted-average remaining requisite service period of 0.7 years.

10.BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Years Ended
	December 31,
	2024	2023
Basic:
Net loss available to common stockholders — basic	$(11,742)	$(8,850)
Weighted average common shares outstanding — basic (1)	2,709,781	607,890
Loss per share - basic	$(4.33)	$(14.56)

Diluted:
Net loss available to common stockholders — diluted (2)	$(11,742)	$(8,850)
Weighted average common shares outstanding — diluted (1)	2,709,781	607,890
Loss per share — diluted	$(4.33)	$(14.56)

(1)

In May 2024, in connection with the 2024 Public Offering, the Company issued and sold Pre-funded Warrants exercisable for an aggregate of 2,147,222 shares of Common Stock. The total price of the Pre-funded Warrants is $2.25 per share, $2.249 of which was pre-funded and paid to the Company upon issuance of the Pre-funded Warrants. The exercise price of the Pre-funded Warrants is $0.001 per share. The Pre-funded Warrants are immediately exercisable and do not expire. As of December 31, 2024, 2,052,703 Pre-funded Warrants were exercised and 12,222 Pre-funded Warrants remained outstanding. As the remaining shares underlying the Pre-funded Warrants are exercisable for nominal consideration of $0.001 per share, 12,222 in common shares underlying the unexercised Pre-funded Warrants were considered outstanding for purposes of the calculation of loss per share for the year ended December 31, 2024. Refer to Note 8 for additional information about the Pre-funded Warrants.

(2)	For the years ended December 31, 2024 and 2023, no adjustment was made to the numerator.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Years Ended
	December 31,
	2024	2023
Stock options	2,092,461	245,830
Restricted stock units	—	2,228
Warrants (1)	6,460,712	637,059

11.INCOME TAXES

The Company's loss before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in thousands):

	Years Ended December 31,
	2024	2023
U.S.	$(11,303)	$(8,689)
Non-U.S.	(439)	(161)
	$(11,742)	$(8,850)

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Income tax benefit at United States federal statutory rate	$(2,466)	$(1,858)
Derivative liability	(626)	(623)
Share based payments	125	(791)
Tax credits	(189)	(142)
Foreign income taxed at foreign rate	(24)	(9)
Other permanent difference	119	126
Other	7	144
Increase in valuation allowance	3,054	3,153
Income tax expense	$—	$—

The components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$32,635	$30,642
Stock-based compensation	3,967	3,316
Research and development	2,486	2,164
Tax credit carryforwards	1,419	1,267
Compensation and benefits	195	120
Unrealized foreign currency losses	320	33
Deferred revenue	31	45
Other	36	26
Total deferred tax assets	41,089	37,613
Deferred tax liabilities
Property and equipment	(4)	(16)
Other	(3)	(19)
Total deferred tax liabilities	(7)	(35)
Valuation allowance	(41,082)	(37,578)
Net deferred tax assets	$—	$—

Net operating loss carryforwards and the related carryforward expiration periods as of December 31, 2024 are summarized as follows (in thousands):

	Carryforward
	Amount	Expiration
United States federal net operating losses	$39,561	2032-2037
United States federal net operating losses	83,378	Indefinite
United States state net operating losses	74,624	2033-2044
United States state net operating losses	12,053	Indefinite
Canada federal net operating losses	6,384	2034-2044

The gross tax credit carryforwards and the related carryforward expiration periods as of December 31, 2024 are summarized as follows (in thousands):

	Carryforward
	Amount	Expiration
United States federal research expenditure tax credits	$986	2034-2044
Canada federal research expenditure tax credits	432	2034-2037

Under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Section 382 of the Code, as well as similar state provisions. This could substantially limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Although a formal Section 382 analysis has not yet been completed, the Company believes it is possible ownership changes have occurred. The annual limitation may result in the expiration of United States net operating losses and credits before utilization; however, due to the valuation allowance against deferred tax assets as of December 31, 2024, the net effect of any limitation will have no impact on results of operations.

The accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of both December 31, 2024 and 2023, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company files income tax returns in the United States and Canada. The Company’s tax returns are subject to tax examinations by United States federal and state tax authorities, or examinations by foreign tax authorities until the expiration of the respective statutes of limitation. The Company currently has no tax years under examination.

12.DEFINED CONTRIBUTION PLAN

The Company’s employees in the United States are eligible to participate in the Helius Medical Inc. Savings Plan, as amended, a safe harbor 401(k) plan (“401(k) Plan”). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits. The Company matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis and matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. Pursuant to the 401(k) safe harbor provisions, the Company’s matching contributions are 100% vested. For the years ended December 31, 2024 and 2023, the Company’s defined contribution plan expense was $137 thousand and $148 thousand, respectively.

13.COMMITMENTS AND CONTINGENCIES

The Company is obligated under a license agreement with Advanced NeuroRehabilitation, LLC (“ANR”) to pay a 4% royalty on net revenue collected from the sale of devices covered by ANR’s patent pending technology, claims and knowhow. For the years ended December 31, 2024 and 2023, the Company recorded royalty expense from the sale of devices of approximately $19 thousand and $24 thousand, respectively, in its Consolidated Statements of Operations and Comprehensive Loss.

14.SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business in one operating segment, which is the business of development and commercialization of products related to PoNS® devices. The Company has a single reporting segment and the determination of the single segment is consistent with the information provided to the CODM. The CODM evaluates performance and allocates resources based on the Company’s consolidated financial results.

Geographic Information

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Years Ended
	2024	2023
Product sales, net:
United States	$181	$324
Canada	295	281
Total product sales, net	476	605
Other revenue	44	39
Total revenue	$520	$644

Two customers accounted for 72% and 65% of net product sales for the years ended December 31, 2024 and 2023, respectively. Two customers accounted for 100% of accounts receivable, net as of December 31, 2024 and a single customer accounted for 83% of accounts receivable, net as of December 31, 2023.

Long-lived assets are held in the United States and Canada with the majority of long-lived assets being held in the United States as of December 31, 2024 and 2023. As of December 31, 2024, the carrying value of long-lived assets held in Canada is $0.

15.SUBSEQUENT EVENTS

Warrant inducement

On January 21, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing 2024 Public Warrants to purchase shares of the Company’s Class A common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 4,971,110 shares of the Company’s common stock, in the aggregate, at a reduced exercise price of $0.751 per share, in exchange for the Company’s agreement to issue new Series C Warrants and Series D Warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 6,213,888 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Company received aggregate gross proceeds of approximately $3.7 million from the exercise of the Existing Warrants by the

Holders. The Company engaged Roth to act as its financial advisor with the transactions summarized above and has paid Roth $0.2 million for its services, in addition to reimbursement for certain expenses along with other legal and regulatory expenses resulting in net proceeds of $3.4 million.

The Company has filed a registration statement on Form S-3 covering the resale of the Inducement Warrants Shares issued or issuable upon the exercise of the Inducement Warrants. In the Inducement Letters, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) for sixty (60) calendar days. The Company also has agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letters) for seventy-five (75) calendar days from the date of the Inducement Letters.

The Company has agreed to hold an annual or special meeting of stockholders on or prior to the date that is ninety (90) calendar days following the date of the Inducement Letters for the purpose of obtaining stockholder approval, with the recommendation of the Company’s board of directors that such proposals are approved. If the Company does not obtain stockholder approval at the first meeting, the Company has agreed to call a meeting to seek stockholder approval every ninety (90) calendar days until the date that the Inducement Warrants are no longer outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: March 25, 2025	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dane C. Andreeff	Date: March 25, 2025
Dane C. Andreeff
President, Chief Executive Officer (Principal Executive Officer) and Director

By	/s/ Jeffrey S. Mathiesen	Date: March 25, 2025
Jeffrey S. Mathiesen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director

By	/s/ Paul Buckman	Date: March 25, 2025
Paul Buckman
Director

By	/s/ Blane Walter	Date: March 25, 2025
Blane Walter
Director

By	/s/ Sherrie Perkins	Date: March 25, 2025
Sherrie Perkins
Director

By	/s/ Edward M. Straw	Date: March 25, 2025
Edward M. Straw
Director