Form 10-Q
period 2025-06-30
HELIUS MEDICAL TECHNOLOGIES, INC.
filed 2025-08-14
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, the registrant had 1,077,257 shares of Class A common stock, $0.001 par value per share, outstanding.

HELIUS MEDICAL TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$6,078	$1,088
Accounts receivable	12	70
Other receivables	82	565
Inventory, net	1,141	1,036
Prepaid expenses and other current assets	490	665
Total current assets	7,803	3,424
Property and equipment, net	90	107
Operating lease right-of-use asset, net	—	11

Total assets	$7,893	$3,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,292	$873
Accrued and other current liabilities	472	1,239
Current portion of operating lease liabilities	—	12
Current portion of deferred revenue	41	39
Total current liabilities	1,805	2,163
Deferred revenue, net of current portion	62	79
Derivative liability	—	241
Total liabilities	1,867	2,483
Stockholders' equity
Class A common stock, $0.001 par value; 150,000,000 shares authorized; 680,475 and 4,936 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	191,690	172,425
Accumulated deficit	(185,370)	(171,699)
Accumulated other comprehensive loss	(295)	333
Total stockholders' equity	6,026	1,059
Total liabilities and stockholders' equity	$7,893	$3,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue
Product sales, net	$33	$171	$71	$295
Other revenue	10	11	21	22
Total revenue	43	182	92	317
Cost of revenue	96	118	217	241
Gross (loss) profit	(53)	64	(125)	76
Operating expenses
Selling, general and administrative expenses	2,447	2,457	5,441	5,090
Research and development expenses	822	870	1,767	1,658
Amortization expense	—	7	—	14
Total operating expenses	3,269	3,334	7,208	6,762
Loss from operations	(3,322)	(3,270)	(7,333)	(6,686)
Nonoperating income
Interest expense, net	(628)	(5)	(634)	(13)
Change in fair value of derivative liability	(6,028)	1,733	(5,919)	2,875
Foreign exchange gain (loss)	565	(141)	615	(429)
Other (expense)/income, net	(420)	71	(400)	125
Nonoperating income, net	(6,511)	1,658	(6,338)	2,558
Loss before provision for income taxes	(9,833)	(1,612)	(13,671)	(4,128)
Provision for income taxes	—	—	—	—
Net loss	(9,833)	(1,612)	(13,671)	(4,128)
Other comprehensive (loss) income
Foreign currency translation adjustments	(577)	140	(628)	428
Comprehensive loss	$(10,410)	$(1,472)	$(14,299)	$(3,700)
Loss per share
Basic	$(79.73)	$(485.30)	$(201.55)	$(1,886.90)
Diluted	$(79.73)	$(485.30)	$(201.55)	$(1,886.90)
Weighted average number of common shares outstanding
Basic	123,335	3,322	67,828	2,188
Diluted	123,335	3,322	67,828	2,188

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

							Accumulated
			Additional	Shares To			Other
	Class A Common Stock		Paid-In	Be Issued		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Total
Balance as of April 1, 2025	8,132	$—	$174,692	3,572	$1,843	$(175,537)	$282	$1,280
Issuance of common stock in public offering	54,001	—	5,672	—	—	—	—	5,672
Issuance of warrants in public offering	—	—	321	—	—	—	—	321
Share issuance costs	—	—	(780)	—	—	—	—	(780)
Exercise of warrants	618,342	1	11,375	(3,572)	(1,843)	—	—	9,533
Stock-based compensation	—	—	410	—	—	—	—	410
Other comprehensive income	—	—	—	—	—	—	(577)	(577)
Net loss	—	—	—	—	—	(9,833)	—	(9,833)
Balance as of June 30, 2025	680,475	$1	$191,690	—	$—	$(185,370)	$(295)	$6,026

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2024	1,146	$—	$164,844	$(162,473)	$(385)	$1,986
Issuance of common stock in public offering	939	—	1,587	—	—	1,587
Issuance of warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(959)	—	—	(959)
Exercise of warrants	2,138	—	1	—	—	1
Settlement of restricted stock units	8	—	—	—	—	—
Stock-based compensation	—	—	367	—	—	367
Other comprehensive income	—	—	—	—	140	140
Net loss	—	—	—	(1,612)	—	(1,612)
Balance as of June 30, 2024	4,231	$—	$170,669	$(164,085)	$(245)	$6,339

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2025	4,936	$—	$172,425	$(171,699)	$333	$1,059
Issuance of common stock in public offering	54,125	—	5,749	—	—	5,749
Issuance of warrants in public offering	—	—	321	—	—	321
Share issuance costs	—	—	(790)	—	—	(790)
Exercise of warrants, net of issuance costs	621,414	1	12,954	—	—	12,955
Stock-based compensation	—	—	1,031	—	—	1,031
Other comprehensive loss	—	—	—	—	(628)	(628)
Net loss	—	—	—	(13,671)	—	(13,671)
Balance as of June 30, 2025	680,475	$1	$191,690	$(185,370)	$(295)	$6,026

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	918	$—	$162,980	$(159,957)	$(673)	$2,350
Issuance of common stock in public offering	1,136	—	2,961	—	—	2,961
Issuance of warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(1,132)	—	—	(1,132)
Exercise of warrants	2,169	—	264	—	—	264
Settlement of restricted stock units	8	—	—	—	—	—
Stock-based compensation	—	—	767	—	—	767
Other comprehensive income	—	—	—	—	428	428
Net loss	—	—	—	(4,128)	—	(4,128)
Balance as of June 30, 2024	4,231	$—	$170,669	$(164,085)	$(245)	$6,339

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Helius Medical Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(13,671)	$(4,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and imputed interest expense	680	—
Warrant-related offering costs expensed	448	—
Change in fair value of derivative liability	5,919	(2,875)
Stock-based compensation expense	1,031	767
Foreign exchange (gain) loss	(623)	428
Depreciation expense	17	18
Amortization expense	—	14
Provision for (reversal of) inventory reserve	5	(15)
Non-cash operating lease expense	11	20
Changes in operating assets and liabilities:
Accounts receivable	59	(8)
Other receivables	484	(19)
Inventory	(111)	(349)
Prepaid expense and other current assets	169	255
Operating lease liabilities	(12)	(22)
Accounts payable	91	609
Accrued and other current liabilities	(770)	(566)
Deferred revenue	(20)	(21)
Net cash used in operating activities	(6,293)	(5,892)
Cash flows from investing activities:
Purchase of property and equipment	—	(5)
Net cash used in investing activities	—	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,749	2,961
Proceeds from issuance of warrants	3,692	4,829
Proceeds from exercise of warrants	3,734	163
Share issuance costs	(1,212)	(850)
Proceeds from issuance of notes payable	880	—
Repayment of notes payable	(1,560)	—
Net cash provided by financing activities	11,283	7,103
Effect of currency exchange rate changes on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	4,990	1,205
Cash and cash equivalents at beginning of period	1,088	5,182
Cash and cash equivalents at end of period	$6,078	$6,387
Supplemental cash flow information
Non-cash investing and financing transactions:
Derivative warrant liability reclassified to equity on exercise of warrants	$9,527	$101
Deferred offering costs reclassified to equity upon public offering	$8	$132
Share issuance costs included in accounts payable	$330	$150

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

Reverse Stock Splits

On April 21, 2025, at the annual meeting of stockholders the stockholders of the Company approved a potential reverse stock split at a ratio of 1-to-2 to 1-to-30. The Board subsequently approved a reverse stock split of 1-for-15, which became effective on May 2, 2025 (the “May 2025 Reverse Stock Split”).

On May 23, 2025, at a special meeting of stockholders the stockholders of the Company approved a potential reverse stock split at a ratio of 1-to-2 to 1-to-250. The Board subsequently approved a reverse stock split of 1-for-50, which became effective on July 1, 2025 (the “July 2025 Reverse Stock Split” and together with the May 2025 Reverse Stock Split, the “Reverse Stock Splits”). Refer to Note 6 for additional information.

All issued and outstanding common stock and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Splits. Any fraction of a share of common stock that was created as a result of the Reverse Stock Splits was rounded down to the next whole share and stockholders received cash settlement equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s common stock as reported on Nasdaq on the last trading day before the Reverse Stock Splits effective dates. The authorized shares and par value of the common stock and preferred stock were not adjusted as a result of the Reverse Stock Splits.

Going Concern Uncertainty

As of June 30, 2025, the Company had cash and cash equivalents of $6.1 million. For the six months ended June 30, 2025, the Company had an operating loss of $7.3 million, and as of June 30, 2025, its accumulated deficit was $185.4 million. For the six months ended June 30, 2025, the Company had $71 thousand of net revenue from the commercial sale of products. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that the Company will achieve profitable operations, and, if achieved, whether it will be sustained on a continued basis. These factors indicate substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are filed. The Company’s unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business; no adjustments have been made relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Global Economic Conditions

Generally, worldwide economic conditions remain uncertain, particularly due to geopolitical conflicts in Ukraine and in the Middle East, disruptions in the banking system and financial markets, increased inflation, sustained high interest rates and unpredictable trade policies, including tariffs, customs regulations and other trade restrictions. The general economic and capital market conditions both in the United States and worldwide, have been volatile in the past and at times have adversely affected the Company’s access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, the Company’s future cost of equity or debt capital and access to the capital markets could be adversely affected.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include inventory purchases, employee compensation, depreciation, and intangible asset amortization, as well as other specified expense categories currently disclosed under existing disclosure requirements. Additionally, any remaining amounts that are not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period, with annual disclosure of the entity's definition of selling expenses. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending December 31, 2027, with interim disclosures effective beginning in its fiscal year ending December 31, 2028. The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

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

3.    SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the unaudited condensed consolidated balance sheets consisted of the following:

Accounts receivable

Accounts receivable from product sales are net of allowance for credit losses. The allowance for credit losses was $0 as of both June 30, 2025 and December 31, 2024.

Inventory, net (in thousands)

	June 30,	December 31,
	2025	2024
Raw materials	$575	$576
Work-in-process	379	402
Finished goods	279	145
Inventory, gross	1,233	1,123
Inventory reserve	(92)	(87)
Inventory, net	$1,141	$1,036

During the six months ended June 30, 2025, no inventory was written off to the inventory reserve.

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2025	2024
Prepaid expenses	$480	$603
Inventory related	10	55
Deferred offering costs	—	7
Total prepaid expenses and other current assets	$490	$665

Accrued and other current liabilities (in thousands)

	June 30,	December 31,
	2025	2024
Insurance payable	$91	$356
Employees benefits	328	759
Professional services	18	24
Franchise tax	20	—
Other	15	100
Total accrued and other current liabilities	$472	$1,239

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

Deferred revenue as of both June 30, 2025 and December 31, 2024 is comprised of the remaining unamortized amount under the Exclusivity Agreement. Revenue recognized is included in other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss.

On July 13, 2025, the Company sent HTC a termination letter, terminating the Exclusivity Agreement effective immediately, due to material breach by HTC in fulfilling its obligations under the Exclusivity Agreement.

4.    LEASES

On January 16, 2025, the Company entered into an agreement to extend the operating lease for the Company’s headquarters through March 31, 2026, at a rate of $4 thousand per month effective April 1, 2025. The lease does not contain any options to extend. Operating lease costs for the three and six months ended June 30, 2025 and 2024 were $12 thousand and $23 thousand, $10 thousand and $20 thousand, respectively.

Expected operating lease costs as of June 30, 2025 were as follows (in thousands):

2025 (remaining)	$24
2026	12
Total lease payments	36

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

The unaudited condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of June 30, 2025 and December 31, 2024, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

The Company’s derivative liability as of December 31, 2024 is comprised of warrants issued in connection with the registered public offering completed in August 2022 and the warrants issued in connection with the offering in June 2025, discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements. The derivative liability relating to the August 2022 and June 2025 warrants is classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value at inception and on a quarterly recurring basis.

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

6.    COMMON STOCK, PREFERRED STOCK AND WARRANTS

2025 Offering

On June 6, 2025 (the “Issuance Date”), we completed the issuance and sale of an aggregate of 52,241 shares of common stock and pre-funded warrants to purchase up to 3,131 shares of common stock (“2025 Pre-funded Warrants”) and accompanying common warrants to purchase up to 55,372 shares of common stock (the “Common Warrants”) (the “2025 Offering”). We also issued warrants to the placement agent to purchase 2,769 shares of common stock on the same terms as the Common Warrants (the “Placement Agent Warrants” and together with the Common Warrants, the “2025 Warrants”). The 2025 Pre-funded Warrants have an exercise price of $0.001 per share and 3,131 were exercised on the closing date. The 2025 Offering price per share of common stock and accompanying Common Warrant was $163.50, the offering price per 2025 Pre-funded Warrant was $163.499. The Common Warrants have an exercise price of $367.875 per share, are immediately exercisable upon issuance and will expire two and one-half (2.5) years after the original issuance date.

Following the issue date of the 2025 Warrants, a holder of the Common Warrants has the right to receive, without payment of any additional cash to the Company (the “Zero Cash Provision”), an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the common warrant and (y) two. In addition, at 4:01 p.m. Eastern time on the 5th trading day after the date of issuance (the “First Reset Date”), the exercise price of the Common Warrants reset to $79.25 per share, and on the 10th calendar day after the date of issuance (the “Second Reset Date”), the exercise price of the Common Warrants reset to $47.55 per share. Under the terms of the 2025 Warrants, following the price resets the number of shares of common stock issuable upon exercise of the 2025 Warrants was increased such that the aggregate exercise price of the 2025 Warrants remained unchanged. The aggregate increase in shares available for purchase on the First Reset Date and Second Reset date was 237,863 for the Common Warrants and 18,650 for the Placement Agent Warrants. In connection with the Common Warrants, 293,233 shares were exercised for 586,466 shares of common stock issued and 2 Common Warrants are outstanding as of June 30, 2025. In connection with the Placement Agent Warrants, 12,548 shares were exercised for 25,093 shares of common stock issued and 8,871 Placement Agent Warrants are outstanding as of June 30, 2025.

At inception, the 2025 Warrants provisions were analyzed under Accounting Standards Codification (“ASC”) 718, ASC 840 and ASC 815 and the Company concluded that the Common Warrants did not meet the guidance for being classified as an equity instrument due to the Zero Cash Provision. The fair value of the Common Warrants as of the Issuance Date and as of each Common Warrant exercise was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of a price reset. The gross proceeds were allocated based on the fair value as of the Issuance Date resulting in a derivative liability at the Issuance Date of $3.4 million. Offering costs allocated to the derivative liability of $0.5 million were expensed as Other (expense)/income, net. The related change in fair value due to the exercise price and share resets resulted in a loss due to the change in fair value of the derivative liability of $6.2 million. The fair value of the derivative liability associated with the Common Warrants as of June 30, 2025 was $0.

The following table includes the share price and the inputs used to estimate the fair value of the warrants at the Issuance Date and as of each exercise date and before and after each exercise price and share reset:

	Stock price	Warrant term (in years)	Expected volatility	Risk-free interest rate	Dividend rate
June 6, 2025 - Issuance	$54.50	2.50	99.95%	4.03%	0.00%
June 9, 2025	43.25	2.49	99.95	4.03	0.00
June 11, 2025 - Pre-reset	55.50	2.49	99.95	4.03	0.00
June 11, 2025 - Post-reset	55.50	2.49	99.95	4.03	0.00
June 12, 2025	30.03	2.48	99.95	4.03	0.00
June 13, 2025	25.45	2.48	99.95	4.03	0.00
June 16, 2025 - Pre-reset	18.78	2.47	99.95	4.03	0.00
June 16, 2025 - Post-reset	18.78	2.47	99.95	4.03	0.00
June 17, 2025	15.48	2.47	99.95	4.03	0.00
June 18, 2025	18.02	2.47	99.95	4.03	0.00
June 20, 2025	$16.50	2.46	99.95%	4.03%	0.00%

Maxim Group LLC served as the placement agent in the 2025 Offering, pursuant to the terms of a placement agency agreement and received 7% of the gross proceeds of the Offering (the “Cash Transaction Fee”) and reimbursement of the legal fees of its counsel of up to $100 thousand. Maxim Group LLC paid $100 thousand to B. Riley Securities for financial advisory services which was deducted from the Cash Transaction Fee and the remaining $50 thousand financial advisory services fee was paid for by the Company from the net proceeds of the 2025 Offering.

The aggregate gross proceeds to the Company were $9.1 million, before deducting placement agent fees and other expenses of $1.2 million and repayment of promissory notes of $1.56 million.

Private Placement

On April 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “2025 Private Placement”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $1.56 million (the “Notes”) with a maturity date of the earlier of a) July 24, 2025, b) the closing date of the Company’s next registered offering of securities on Form S-1. The Purchase Agreement also provides for the issuance of an aggregate of 1,760 shares of common stock of the Company, par value $0.001 per share (the “Private Placement Shares”) to the Purchasers. The transaction closed on April 25, 2025.

Maxim Group LLC served as the placement agent in the 2025 Private Placement, pursuant to the terms of a placement agency agreement and received 7% of the gross proceeds of the Offering and reimbursement of the legal fees of its counsel of up to $15,000.

The aggregate gross proceeds to the Company were $1.3 million, before deducting placement agent fees and expenses of $0.1 million.

2024 Public Offering

On May 9, 2024, the Company closed on a registered public offering consisting of 939 shares of common stock (the “2024 Public Offering”), pre-funded warrants to purchase 2,859 shares of common stock (the “Pre-funded Warrants”) and accompanying Series A Warrants to purchase up to 3,802 shares of its common stock (“Series A Warrants”) and Series B Warrants to purchase up to 3,802 shares of its common stock (“Series B Warrants”, and together with the Series A Warrants, the “2024 Public Warrants”). The 2024 Public Offering price per share of common stock and accompanying Series A Warrants and Series B Warrants was $1,687.50, the public offering price per Pre-funded Warrant and accompanying Series A and Series B warrant was $1,687.499.

The Pre-funded Warrants have an exercise price of $0.001 per share and 1,435 were exercised on the closing date. Net proceeds from the 2024 Public Offering, after deducting placement agent fees and expenses and other offering costs, were approximately $5.5 million.

The 2024 Public Warrants have an exercise price of $1,687.50 per share and are exercisable upon issuance. The Series A Warrants will expire five years following the date of issuance and the Series B Warrants will expire twelve months following the date of issuance and expired in May 2025. The Pre-funded Warrants are exercisable upon issuance and may be exercised at any time until the Pre-funded Warrants are exercised in full.

Warrant inducement

On January 21, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing 2024 Public Warrants to purchase shares of the Company’s Class A common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 6,628 shares of the Company’s common stock, in the aggregate, at a reduced exercise price of $563.25 per share, in exchange for the Company’s agreement to issue new Series C Warrants and Series D Warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 8,281 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Company received aggregate gross proceeds of approximately $3.7 million from the exercise of the Existing Warrants by the Holders. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor with the transactions summarized above and has paid Roth $0.2 million for its services, in addition to reimbursement for certain expenses along with other legal and regulatory expenses of $0.1 million resulting in net proceeds of $3.4 million and non-cash share issuance costs of $1.0 million and $3.1 million related to the modification of the Existing Warrants and issuance of the Inducement Warrants, respectively. As of June 30, 2025, 3,572 shares (the “Abeyance Shares”) from the exercised Existing Warrants that were held in abeyance to be issued at the direction of the Holders due to the ownership limitations from the warrant agreements have been issued.

The Company filed a registration statement on Form S-3 and S-3/A covering the resale of the Inducement Warrants Shares issued or issuable upon the exercise of the Inducement Warrants, which was effective March 27, 2025.

On April 21, 2025, stockholder approval was obtained for the issuance of the Inducement Warrants at the Company’s annual meeting of stockholders.

At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Roth to create an at-the-market offering program (“ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the Sales Agreement. As of June 30, 2025, 124 and 197 shares have been sold under the ATM generating net proceeds of $0.1 million and $1.3 million in 2025 and 2024, respectively. On July 7, 2025, the Company filed a prospectus supplement that amends and supplements the prior prospectus supplements related to the ATM to increase the maximum offering size to $25.0 million. On July 21, 2025, the Company sold 379,040 shares at a weighted-average price of $13.63 generating net proceeds after commissions of $5.0 million.

Warrants

August 2022 Warrants

In connection with the Company’s registered public offering that closed on August 9, 2022, the Company issued warrants to purchase an aggregate of 960 shares of common stock (“2022 Public Warrants”). The Company performed an analysis of the provisions of the 2022 Public Warrants and concluded that the 2022 Public Warrants did not meet the guidance for being classified as an equity instrument due to a potential price reset prompted by a change in an unrelated instrument’s conversion rate or, in the event of a fundamental transaction, settlement rights that differ from those of the underlying common stockholders.

Due to the exercise resets resulting from the Inducement Letters and May 2025 Reverse Stock Split, refer to Note 1, and related share adjustment, the fair value of the 2022 Warrants as of June 30, 2025 was determined using the Black-Scholes option pricing model and as of December 31, 2024 was determined using both a Monte Carlo simulation model, which uses multiple input variables to determine the probability of the occurrence of a price reset or a fundamental transaction and the Black-Scholes option pricing model. As a result of the Company’s reverse stock split on July 1, 2025, refer to Note 1, the exercise price on the Public Warrants was reset to $8.609 per share based on the volume-weighted average price for the five trading days following the July 2025 Reverse Stock Split. The following table includes the share price and the inputs used to estimate the fair value of the warrants:

	June 30,	December 31,
	2025	2024
Stock price	$9.10	$502.73
Warrant term (in years)	2.11	2.61
Expected volatility	153.01%	98.92%
Risk-free interest rate	3.72%	4.26%
Dividend rate	0.00%	0.00%

The fair value of the derivative liability associated with the 2022 Public Warrants as of June 30, 2025 and December 31, 2024 was $0 and $0.2 million, respectively. The change in the fair value of the derivative liability was recognized as a component of nonoperating income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company will continue to evaluate the 2022 Public Warrants qualitatively in future periods. Eighty 2022 Public Warrants were exercised and no 2022 Public Warrants were cancelled during the six months ended June 30, 2025. The remaining outstanding 2022 Public Warrants to purchase 724 shares of common stock are classified as a derivative liability as of June 30, 2025, were exercisable upon issuance and will expire five years following the date of issuance.

Equity-classified Warrants

The Company has outstanding equity-classified warrants to purchase 17,828 shares of common stock at a weighted average exercise price of $385.27, with expiration dates ranging from February 2026 to April 2030. During the six months ended June 30, 2025, 22,323 equity-classified warrants, including 3,131 2025 Pre-funded Warrants, 12,548 Placement Agent Warrants, 16 Pre-funded Warrants and 6,628 Exiting Warrants, were exercised for 34,868 common shares as the result of the cashless exercise provision for the Pre-Funded Warrants and the zero cash provision for the Placement Agent Warrants. The 8,871 outstanding Placement Agent Warrants as of June 30, 2025 were exercised in full on July 1, 2025 for 17,742 shares of common stock.

7.    STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (as amended, the “2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the 2024 10-K. On January 1, 2023, pursuant to the automatic increase provision of the 2022 Plan, the number of shares authorized for issuance increased from 352 to 426. On May 30, 2024, the Board adopted a First Amendment (the “Amendment”) to the 2022 Plan. On June 27, 2024, at the

annual meeting of stockholders, the stockholders of the Company approved the Amendment. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to increase the aggregate number of shares of common stock that may be issued under the 2022 Plan to 2,785 new shares with an automatic increase on January 1st of each year by an amount equal to 5% of the fully diluted shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. On July 2, 2024, the Company approved an amendment to the Inducement Plan pursuant to which, the Inducement Plan was amended to increase the aggregate number of shares of common stock that may be issued under the Inducement Plan to 200 new shares. As of January 1, 2025, the number of shares authorized for issuance increased from 2,785 to 3,605. On April 22, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of common stock that may be issued under the 2022 Plan to 20% of the fully diluted shares on the 10th calendar date following the first closing of a registered offering of the Company’s common stock that occurs on or after May 15, 2025 (the “Equity Plan Amendment”). The Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on May 23, 2025, and on June 16, 2025, following the 2025 Offering, the number of shares authorized for issuance increased from 3,605 to 142,286. On July 2, 2025, the Company granted 124,200 stock options out of the 2022 Plan to Directors and employees. As of July 2, 2025, the remaining shares available for grant were 14,485 under the 2022 Plan and 166 under the Inducement Plan.

During the three and six months ended June 30, 2025, the Company granted 847 stock options out of the 2022 Plan and no stock options out of the Inducement Plan at a weighted average exercise price of $546.90 per share. The options vest over one to three years and expire ten years after the grant date. No options were granted during the six months ended June 30, 2024.

The grant date fair values of the stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

Six Months Ended June 30,
2025
Risk-free interest rate	4.44%
Expected volatility	125.37%
Expected term (years)	5.38
Expected dividend yield	0.00%
Fair value, per share	$476.10

There were no restricted stock units granted during the six months ended June 30, 2025.

As of June 30, 2025, there were an aggregate of 3,635 stock options outstanding with a weighted average exercise price of $3,794.66 per share and no unvested restricted stock units outstanding.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of sales	$1	$5	$7	$9
Selling, general and administrative	345	298	853	628
Research and development	64	64	171	130
Total stock-based compensation expense	$410	$367	$1,031	$767

As of June 30, 2025, the total remaining unrecognized compensation expense related to nonvested stock options and restricted stock units was $0.8 million which will be amortized over the weighted-average remaining requisite service period of 0.8 years.

8.    BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic:
Net loss available to common stockholders — basic	$(9,833)	$(1,612)	$(13,671)	$(4,128)
Weighted average common shares outstanding — basic (1)(3)	123,335	3,322	67,828	2,188
Loss per share - basic	$(79.73)	$(485.30)	$(201.55)	$(1,886.90)

Diluted:
Net loss available to common stockholders — diluted (2)	$(9,833)	$(1,612)	$(13,671)	$(4,128)
Weighted average common shares outstanding — diluted (1)(3)	123,335	3,322	67,828	2,188
Loss per share — diluted	$(79.73)	$(485.30)	$(201.55)	$(1,886.90)

(1)	In May 2024, in connection with the 2024 Public Offering, the Company issued and sold Pre-funded Warrants exercisable for an aggregate of 2,859 shares of common stock. The total price of the Pre-funded Warrants is $1,687.50 per share, $1,687.499 of which was pre-funded and paid to the Company upon issuance of the Pre-funded Warrants. The exercise price of the Pre-funded Warrants is $0.001 per share. The Pre-funded Warrants are immediately exercisable and do not expire. During the three and six months ended June 30, 2025, 16 Pre-funded Warrants were exercised, leaving no Pre-funded Warrants outstanding. Refer to Note 6 for additional information about the 2024 Public Offering and the Pre-funded Warrants.
(2)	For the three and six months ended June 30, 2025 and 2024, no adjustment was made to the numerator.
(3)	The weighted average number of common shares outstanding as of June 30, 2025 includes the Abeyance Shares from the exercise of the Existing Warrants, the exercise of which was fully paid by the Holders and requires no further consideration for the delivery of the shares of common stock. Therefore, the Abeyance Shares are included in the computation of basic and diluted loss per share.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	3,635	323	3,635	323
Warrants (1)	18,554	8,512	18,554	8,512

(1)	Common Warrants outstanding of two warrant shares and Placement Agent Warrants outstanding of 8,871 warrant shares included in the Warrants total are each exercisable for two shares of common stock under the Zero Cash Provision.

9.    COMMITMENTS AND CONTINGENCIES

The Company is obligated under a license agreement with Advanced NeuroRehabilitation, LLC to pay a 4% royalty on net revenue collected from the sale of devices covered by the patent-pending technology. During the three and six months ended June 30, 2025 and 2024, the Company recorded royalty expense from the sale of devices of approximately $1 thousand and $3 thousand, $7 thousand and $12 thousand, respectively, in its unaudited condensed consolidated statements of operations and comprehensive loss.

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

Geographic Information

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product sales, net:
United States	$7	$67	$26	$146
Canada	26	104	45	149
Total product sales, net	33	171	71	295
Other revenue	10	11	21	22
Total revenue	$43	$182	$92	$317

Four customers accounted for 87% and six customers accounted for 94% of net product sales for the three and six months ended June 30, 2025, respectively, and three customers accounted for 97% and two customers accounted for 88% of net product sales for the three and six months ended June 30, 2024. Two customers accounted for 100% of accounts receivable, net as of June 30, 2025 and December 31, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” “Helius” or “Company” mean Helius Medical Technologies, Inc. and its wholly owned operating subsidiaries, Helius Medical, Inc., Helius Medical Technologies (Canada), Inc. and Revelation Neuro, Inc. The unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025 (the “2024 10-K”). All financial information is stated in U.S. dollars unless otherwise specified. Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Recent Developments

On July 4, 2025, subsequent to the end of the quarter, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making various amendments to the Internal Revenue Code. Based on a preliminary assessment, the Company does not expect OBBBA to have a material impact on its consolidated financial statements.

Corporate Updates

Financing and Stock

On June 6, 2025, the Company completed the issuance and sale of an aggregate of 55,372 shares of the Company’s common stock and accompanying common warrants to purchase up to 55,372 shares of common stock, at an offering price of $163.50 per share of common stock and accompanying common warrants generating gross proceeds of $9.1 million before repayment of the previously issued promissory notes of $1.56 million and cash issuance costs of $1.2 million (the “2025 Offering”). The Company also issued warrants to the placement agent to purchase 2,769 shares of common stock on the same terms as the common stock warrants. See Note 6 in our unaudited condensed consolidated financial statements for more details.

On May 23, 2025, the stockholders of the Company approved a potential reverse stock split in a ratio of 1-to-2 to 1-to-250. The Board of Directors subsequently approved a reverse split at a ratio of 1-for-50, which became effective July 1, 2025 (the “July 2025 Reverse Stock Split”) as discussed further in Note 6 in our unaudited condensed consolidated financial statements. On April 24, 2025, the Company sold, in a private placement, unsecured 20% original issue discount promissory notes (the “Notes”) and issued 1,760 shares of common stock of the Company generating gross proceeds of $1.3 million with cash share issuance costs of $0.1 million for net proceeds of $1.2 million as discussed further in Note 6 in our unaudited condensed consolidated financial statements.

On April 21, 2025, the stockholders of the Company approved a potential reverse stock split in a ratio of 1-to-2 to 1-to-30. The Board of Directors subsequently approved a reverse split at a ratio of 1-for-15, which became effective May 2, 2025 (the “May 2025 Reverse Stock Split”) as discussed further in Note 6 in our unaudited condensed consolidated financial statements. On January 21, 2025, the Company entered into warrant exercise inducement offer letters with certain holders of existing Series A warrants and Series B warrants (together, the “Existing Warrants”) to exercise their Existing Warrants in exchange for the issuance of new Series C warrants and Series D warrants on substantially the same terms as the Existing Warrants generating gross proceeds of $3.7 million as discussed further in Note 6 in our unaudited condensed consolidated financial statements.

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

On March 31, 2025, Company received written notice (the “Notice”) from Nasdaq stating that the Company no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1)(the “Stockholders’ Equity Requirement”) for continued listing on Nasdaq Capital Market because the Company’s stockholders’ equity, as reported in the Company’s Annual Report on Form 10-K for the fourth quarter and year ended December 31, 2024, had fallen below $2.5 million. The notice also indicated that the Company did not meet the alternative compliance standards.

On April 1, 2025, the Company received an additional letter from Nasdaq notifying the Company that, following the hearing process with respect to the Company’s deficiency with the Minimum Bid Price Requirement, Nasdaq granted the Company an extension until June 30, 2025 to regain compliance with the Minimum Bid Price Requirement as well as the Stockholders’ Equity Requirement.

On June 3, 2025, the Company received formal notification from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Requirement following the May 2025 Reverse Stock Split.

On July 7, 2025, the Company received formal notification from Nasdaq that, following the completion of the 2025 Offering, the Company has regained compliance with the Stockholders Equity Requirement. Consequently, following receipt of such notification, the Company is now in compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, and pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor until July 7, 2026.

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

Commercialization

Reimbursement

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

On October 7, 2024, CMS posted the final payment rate for the PoNS Mouthpiece (HCPCS code A4594) at $2,963.30, which became effective January 1, 2025 and deferred final national determination of the payment rate for the PoNS Controller (HCPCS Code A4593) to the next payment cycle. At the Company’s request, Company management subsequently met with CMS in December 2024 prior to PoNS Mouthpiece pricing taking effect on January 1, 2025 to request that they revisit the starting point for the gap filling process to more appropriately use the market pricing established through negotiation with the VA and an insurance carrier.

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

On March 11, 2025, the Company announced its first reimbursement payment from a major healthcare payer, Anthem Blue Cross Blue Shield, for its PoNS Device.

On May 12, 2025 the Company announced its second reimbursement approval from a major healthcare payer, United Healthcare.

On June 11, 2025, the Company announced its third reimbursement approval from a major healthcare payer, Aetna Healthcare.

On June 16, 2025, the Company announced an additional authorized claim for payment from Anthem Multiplan and CignaHealth.

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

Partnership with Lovell Government Services

During the first quarter of 2024, the Company partnered with Lovell Government Services (“Lovell”), an SBA-certified Service-Disabled Veteran-Owned Small Business, to make the PoNS device available to federal healthcare systems. In May 2024, PoNS became available on the Veteran Affairs Federal Supply Schedule and General Services Administration Advantage Contracts at $23,843.72 for the PoNS device and $7,344.97 for the PoNS mouthpiece. In July 2024, PoNS became available to the Department of Defense and U.S. Military facilities on the Distribution and Pricing Agreement at $23,724.50 for the PoNS device and $7,308.25 for the PoNS mouthpiece. In December 2024, the first PoNS System sale to the VA Healthcare System through Lovell was delivered at the contracted price of $23,844, comprised of $16,499 for the PoNS Controller and $7,345 for the PoNS Mouthpiece. In March 2025, pricing for PoNS under the Veteran Affairs Federal Supply Schedule and General Services Administration Advantage Contracts increased to $26,228.09 for the PoNS device and $8,079.48 for the PoNS mouthpiece. In July 2025, the second PoNS System sale to the VA Healthcare System through Lovell was delivered at the increased price.

In June 2024, the Company began establishing sales representative agreements with organizations and individuals to sell PoNS devices to Veterans Affairs (“VA”) facilities in the U.S. The Company has since established agreements with representatives covering facilities in various states throughout the country.

Canadian Commercialization

On July 11, 2025, the Company successfully secured a product listing agreement with HealthPro, Canada’s leading group purchasing organization representing over 2,000 hospitals. This listing enables the Company to actively promote PoNS to participating healthcare institutions across Canada.

Revelation Neuro

On March 11, 2025, we established Revelation Neuro, Inc. to pursue the development of a new gold standard of care for personalized neurorehabilitation using a non-implantable AI powered brain computer interface combining our newly developed intellectual property with Helius’ existing intellectual property.

Stroke Study

During the first quarter of 2024, leveraging the Breakthrough Designation, the Company reached alignment with the FDA on the registrational program to evaluate the therapeutic benefit of PoNS on gait and balance deficits in chronic stroke subjects, which originally included two initial studies. The first was an investigator-initiated randomized placebo-controlled trial (“IIT”) in approximately 60 subjects, led by Dr. Steven Kautz at the Medical University of South Carolina (“MUSC”) and Dr. Mark Bowden at Brooks Rehabilitation.  The second study was a sponsor-initiated single arm  (open-label) study (“OLS”), in approximately 30 subjects.  Following guidance from FDA, Helius added, in May 2024, a third sponsor-initiated randomized placebo-controlled trial (“SIT”) in approximately 60 subjects, as the pivotal study, along with the OLS, for the registrational program.  All three clinical trials enrolled patients from the same patient population and shared the same study structure/endpoints aimed at establishing the efficacy and safety of PoNS in people with gait deficit due to chronic stroke.

Enrollment of the stroke registrational studies started at MUSC for the IIT in August 2023 and, at Brooks Rehabilitation, in August 2024. In June 2024, Helius started enrollment of the OLS at five U.S. Centers of Excellence for Neurorehabilitation including Shepherd Center, MGH-IHP, REHABOLOGYM, Brooks Rehabilitation and New England Neurological Center. Enrollment continued, with the SIT, in July 2024 at Neuro-Concept Rehabilitation Center, Neuphysio, Synaptic Health, Bergin Motion in Canada and REHABOLOGYM in the U.S.

The Company has far exceeded the initial 90-subject target enrollment for its stroke registrational program and enrolled 159 subjects by the end of January 2025, completing all the stroke registrational program (SRP) studies by the end of July 2025. The primary endpoints for all three studies included improvement of gait and/or balance deficit after 12 weeks of study treatment with two key multiplicity-controlled secondary endpoints assessing risk of falling and 12-week durability of effect. Preliminary analysis of the SRP pivotal studies showed that the SIT met the primary endpoint of demonstrating statistically significant greater improvements in gait and/or balance deficit due to stroke with active PoNS therapy with and without including additional data from the OLS using statistical methods to balance baseline characteristics. The studies also demonstrated minimal incidence of adverse events and confirmed good treatment tolerability. The Company is on track to submit for FDA authorization for stroke in the third quarter of 2025, with the plan to achieve FDA authorization by the end of 2025 or early in 2026.

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

Results of Operations

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Revenue:
Product sales, net:
United States	$7	$67	$(60)
Canada	26	104	(78)
Total product sales, net	33	171	(138)
Other revenue	10	11	(1)
Total revenue	43	182	(139)
Cost of revenue	96	118	(22)
Gross (loss) profit	(53)	64	(117)
Operating expenses:
Selling, general and administrative expenses	2,447	2,457	(10)
Research and development expenses	822	870	(48)
Amortization expense	—	7	(7)
Total operating expenses	3,269	3,334	(65)
Loss from operations	(3,322)	(3,270)	(52)
Nonoperating income
Interest expense, net	(628)	(5)	(623)
Change in fair value of derivative liability	(6,028)	1,733	(7,761)
Foreign exchange gain (loss)	565	(141)	706
Other (expense)/income, net	(420)	71	(491)
Nonoperating income, net	(6,511)	1,658	(8,169)
Loss before provision for income taxes	(9,833)	(1,612)	(8,221)
Provision for income taxes	—	—	—
Net loss	$(9,833)	$(1,612)	$(8,221)

Revenue

The decrease in total net product sales was primarily attributable to a decrease in unit volumes for U.S. sales of PoNS systems resulting from the termination of the previously offered temporary cash pay pricing in early 2024 and a decrease in Canadian sales as a result of the material breach of agreement by Health Tech Connex Inc. as discussed in more detail in Note 3 to our unaudited condensed consolidated financial statements.

Cost of Revenue

The cost of revenue for the second quarter of 2025 as compared to the same period in the prior year remained relatively flat year-to-year due to decreased unit volumes sold and decreased warranty expense offset by increases in certain inventory reserve adjustments and fixed employee costs.

Gross (Loss)profit

Gross loss for the three months ended June 30, 2025 was $53 thousand compared to gross profit of $64 thousand for the same period in the prior year. Decreased revenues in the second quarter of 2025 with cost of revenues remaining flat from the prior year were the primary reasons for the year-to-year variance.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the second quarter of 2025 were flat as compared to the same period in prior year resulted primarily due to a $0.1 million increase in stock based compensation and employee wages and benefits and a $0.1 million increase in transfer agent costs partially offset by a $0.1 million decrease in professional fees and a $0.1 million decrease in costs relating to the transfer of third-party manufacturing and professional services.

Research and Development Expense

The decrease in research and development expenses was driven primarily by a decrease in employee wages and benefits offset by an increase in product development costs associated with enhancing the PoNS software cybersecurity as required by the FDA.

Amortization Expense

Amortization expense in the second quarter of 2024 was comprised of the amortization of acquired finite-lived intangible assets. The change in amortization expense period over period is primarily due to all acquired finite-lived intangible assets becoming fully amortized.

Nonoperating income (expense)

Interest Expense, Net

Net interest expense for the three months ended June 30, 2025 and 2024 was primarily attributable to interest expense related to the Company’s insurance premium financing and interest expense related to the Notes. See Note 6 in the unaudited condensed consolidated financial statements for more detail on the Notes.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the warrants issued in connection with the public offering completed on August 9, 2022 and the 2025 Offering completed on June 6, 2025 are being accounted for as a derivative liability instrument. The loss on change in fair value of derivative liability for the three months ended June 30, 2025 of $6.0 million was primarily due to a decrease in our stock price and the related exercise reset provisions on the derivative liability warrants from the 2025 Offering.

Foreign Exchange Gain (Loss)

The change in foreign exchange gain (loss) was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Other (expense)/Income, Net

Other income for the three months ended June 30, 2025 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds offset by warrant-related offering costs expensed from the 2025 Offering of $0.5 million.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Revenue:
Product sales, net:
United States	$26	$146	$(120)
Canada	45	149	(104)
Total product sales, net	71	295	(224)
Other revenue	21	22	(1)
Total revenue	92	317	(225)
Cost of revenue	217	241	(24)
Gross (loss) profit	(125)	76	(201)
Operating expenses:
Selling, general and administrative expenses	5,441	5,090	351
Research and development expenses	1,767	1,658	109
Amortization expense	—	14	(14)
Total operating expenses	7,208	6,762	446
Loss from operations	(7,333)	(6,686)	(647)
Nonoperating income
Interest expense, net	(634)	(13)	(621)
Change in fair value of derivative liability	(5,919)	2,875	(8,794)
Foreign exchange (loss) gain	615	(429)	1,044
Other (expense)/income, net	(400)	125	(525)
Nonoperating income, net	(6,338)	2,558	(8,896)
Loss before provision for income taxes	(13,671)	(4,128)	(9,543)
Provision for income taxes	—	—	—
Net loss	$(13,671)	$(4,128)	$(9,543)

Revenue

The decrease in total net product sales was primarily attributable to a decrease in unit volumes for U.S. sales of PoNS systems and mouthpieces resulting from the termination of the previously offered temporary cash pay pricing in early 2024 and a decrease in Canada sales as a result of the material breach of agreement as discussed in more detail in Note 3 to our unaudited condensed consolidated financial statements.

Cost of Revenue

The cost of revenue for the first half of 2025 as compared to the same period in the prior year remained relatively flat year-to-year due to decreased unit volumes sold and decreased warranty expense offset by increases in certain inventory reserve adjustments and fixed employee costs.

Gross (Loss) profit

Gross loss for the six months ended June 30, 2025 was $125 thousand compared to gross profit of $76 thousand for the same period in the prior year. Decreased revenues in the first half of 2025 with cost of revenues remaining flat from the prior year were the primary reasons for the year-to-year variance.

Selling, General and Administrative Expense

The increase in selling, general and administrative expenses in the first half of 2025 as compared to the same period in prior year resulted primarily from a $0.4 million increase in stock-based compensation expense and employee wages and benefits and a $0.1 million increase in franchise tax, partially offset by a $0.2 million decrease in costs relating to the transfer of third-party manufacturing and professional services.

Research and Development Expense

The increase in research and development expenses was driven primarily by an increase in product development costs associated with enhancing the PoNS software cybersecurity as required by the FDA partially offset by a decrease in employee wages and benefits.

Amortization Expense

Amortization expense in the first half of 2024 was comprised of the amortization of acquired finite-lived intangible assets. The change in amortization expense period over period is primarily due to all acquired finite-lived intangible assets becoming fully amortized.

Nonoperating income (expense)

Interest Expense, Net

Net interest expense for the six months ended June 30, 2025 and 2024 was primarily attributable to interest expense related to the Company’s insurance premium financing and interest expense related to the Notes. See Note 6 in the unaudited condensed consolidated financial statements for more detail on the Notes.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the warrants issued in connection with the public offering completed on August 9, 2022 and the 2025 Offering completed on June 6, 2025 are being accounted for as a derivative liability instrument. The loss on change in fair value of derivative liability for the six months ended June 30, 2025 of $5.9 million was primarily due to a decrease in our stock price and the related exercise reset provisions on the derivative liability warrants from the 2025 Offering.

Foreign Exchange Gain (Loss)

The change in foreign exchange gain (loss) was primarily due to fluctuations in the Canadian to U.S. dollar exchange rates.

Other (expense)/Income, Net

Other income for the six months ended June 30, 2025 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds offset by warrant-related offering costs expensed from the 2025 Offering of $0.5 million.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$6,078	$1,088
Working capital	5,998	1,261

Our available capital resources have been primarily used to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our Common Stock which most recently included $7.9 million in net proceeds we received from the 2025 Offering as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements. In 2024, the Company received $5.5 million in net proceeds from a public offering of our Common Stock and warrants completed in May 2024 (“May 2024 Public Offering”) as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements.

In addition, the Company received net proceeds of $0.2 million from the issuance of shares upon the exercise of warrants for the year ended December 31, 2024.

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the Company entered into a sales agreement related to our at-the-market offering program (“ATM”) under which we may offer and sell shares having gross proceeds up to $2.0 million. During the year ended December 31, 2024, the Company issued and sold shares with net proceeds of $1.3 million under the ATM and during the six months ended June 30, 2025, the Company issued and sold shares with net proceeds of $0.1 million under the ATM. In July 2025, the Company updated the prospectus supplement to increase the capacity under the ATM to $25.0 million and subsequently in July 2025 sold 379,040 shares at a weighted-average price of $13.63 generating net proceeds after commissions of $5.0 million.

On January 21, 2025, the Company entered into warrant exercise inducement offer letters and new warrant issuance which generated $3.4 million in net proceeds as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements.

On April 24, 2025, the Company sold, in a private placement, unsecured 20% original issue discount promissory notes and issued 1,760 shares of Common Stock of the Company generating gross proceeds of $1.3 million with cash share issuance costs of $0.1 million for net proceeds of $1.2 million as discussed further in Note 6 in our unaudited condensed consolidated financial statements.

Statement of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(6,293)	$(5,892)	$(401)
Net cash used in investing activities	—	(5)	5
Net cash provided by financing activities	11,283	7,103	4,180
Effect of foreign exchange rate changes on cash	—	(1)	1
Net increase in cash and cash equivalents	$4,990	$1,205	$3,785

Net Cash Used in Operating Activities

The higher level of cash used in operating activities in the six months ended June 30, 2025 primarily resulted from the increase in selling, general and administrative expenses and research and development expenses as compared with the same period in the prior year.

Net Cash Used in Investing Activities

Our investing activities are primarily related to the purchases of property and equipment in the prior year.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2025, $3.4 million in net proceeds were generated from entering into a warrant inducement with current warrant holders, net proceeds of $0.1 million from issuance and sales of shares under the ATM, the Company sold, in a private placement, promissory notes and issued shares of Common Stock generating net proceeds of $1.2 million and the Company generated $7.9 million in net proceeds from an offering of Common Stock and warrants. The Company repaid the promissory notes of $1.56 million.

Cash Requirements

Our ability to generate product revenues sufficient to achieve profitability will depend heavily on the successful commercialization of PoNS Therapy in the U.S. Our net loss was $13.7 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $185.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. These and other factors indicate substantial doubt about our ability to continue as a going concern. Refer to Note 1 to our unaudited condensed consolidated financial statements for additional discussion about our going concern uncertainty.

We intend to use our available capital resources primarily to expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. We believe that our existing capital resources, as well as the $5.0 million net proceeds from the issuance and sale under the ATM in July of 2025 will be sufficient to fund our operations into the second quarter of 2026, but we will be required to seek additional funding through the sale of equity or debt financing to continue to fund our operations thereafter. We will need additional funding for our planned clinical trial for stroke. The amount required to fund operations thereafter will depend on various factors, including timing of approval of clinical trials, duration and result of clinical trials and other factors that affect the cost of the clinical trial, manufacturing costs of product, development of our product for new indications and demand for our authorized products in the market.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of our Chief Executive Officer and our Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the six months ended June 30, 2025, our risk factors have not changed materially from those risk factors previously disclosed in our 2024 10-K except as set forth below. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K. The risks described in our 2024 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Nasdaq may delist our Common Stock from its exchange which could limit your ability to make transactions in our securities and subject us to additional trading restrictions.

On August 9, 2024, we received a Notification Letter from the Staff of Nasdaq notifying us that because the closing bid price of our Common Stock was below $1.00 per share for the prior 30 consecutive business days, we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in the Minimum Bid Price Requirement. On February 7, 2025, we received a second Notification Letter from the Staff notifying us that the 180-day compliance period had expired and that we were ineligible for an additional 180-day period due to the Company’s noncompliance with the $5,000,000 minimum stockholders’ equity initial listing requirement for the Nasdaq Capital Market.

As a result, the second Notification Letter informed us that our listed Common Stock would be subject to delisting pending the request of an appeal with regards to this determination. The Company had a hearing with the Nasdaq Hearing Panel on March 18, 2025. On March 31, 2025, we received written notice Staff stating that the Company no longer complied with the Stockholders’ Equity Requirement for continued listing on The Nasdaq Stock Market LLC because the Company’s stockholders’ equity, as reported in the Company’s Annual Report on Form 10-K for the fourth quarter and year ended December 31, 2024, had fallen below $2.5 million. The notice also indicates that the Company does not meet the alternative compliance standards.

On April 1, 2025, the Company received the Extension Notice from Nasdaq notifying the Company that, following the hearing process with respect to the Company’s deficiency with the Minimum Bid Price Requirement, Nasdaq granted the Company an extension, until June 30, 2025 to regain compliance with the Minimum Bid Price Requirement as well as the Stockholders’ Equity Requirement.

On June 3, 2025, the Company received formal notification from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Requirement following the May 2025 Reverse Stock Split.

On July 7, 2025, the Company received formal notification from Nasdaq that, following the completion of the 2025 Offering, the Company has regained compliance with the Stockholders Equity Requirement. Consequently, following receipt of such notification, the Company is now in compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, and pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor until July 7, 2026.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the six months ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Designation of the Series B Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form 8-A, filed on March 24, 2023)
3.5	Corrected Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed March 15, 2024)
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8 K filed on April 30, 2025)
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8 K filed on June 27, 2025)
4.1	Form of Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 25, 2025)
4.2	Form of Common Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on May 23, 2025)
4.3	Form of Placement Agent Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Form S-1 filed on May 23, 2025)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on May 23, 2025)
10.1	Form of Securities Purchase Agreement dated April 24, 2025 by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2025)
10.2	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 25, 2025)
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on April 25, 2025)
10.4	Placement Agency Agreement dated June 4, 2025 by and between the Company and Maxim Group LLC
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.25 to the Form S-1 filed on May 23, 2025)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	Filed herewith.
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

HELIUS MEDICAL TECHNOLOGIES, INC.

Dated: August 14, 2025	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Dated: August 14, 2025	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer, Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)