Form 10-Q
period 2025-09-30
Solana Co
filed 2025-11-18
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 001-38445

SOLANA COMPANY

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

As of November 17, 2025, the registrant had 41,301,400 shares of Class A common stock, $0.001 par value per share, outstanding.

SOLANA COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Solana Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$124,051	$1,088
Inventory	1,128	1,036
Prepaid expenses and other current assets	484	1,300
Total current assets	125,663	3,424
Digital assets, at fair value	291,078	—
Digital assets, restricted, at fair value	59,097	—
Other long-term assets	82	118
Total assets	$475,920	$3,542
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,485	$873
Accrued and other current liabilities	654	1,290
Total current liabilities	3,139	2,163
Other long-term liabilities	—	79
Derivative liability	625,173	241
Total liabilities	628,312	2,483
Stockholders' equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 40,299,228 and 4,936 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	40	—
Additional paid-in capital	385,768	172,425
Accumulated deficit	(538,140)	(171,699)
Accumulated other comprehensive (loss) income	(60)	333
Total stockholders' (deficit) equity	(152,392)	1,059
Total liabilities and stockholders' equity	$475,920	$3,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue
Staking rewards	$342	$—	$342	$—
Other revenue	355	51	447	368
Total revenue	697	51	789	368
Cost of revenue	103	187	320	428
Gross profit (loss)	594	(136)	469	(60)
Operating expenses
Selling, general and administrative expenses	4,646	2,857	10,089	7,961
Research and development expenses	858	1,077	2,625	2,735
Unrealized loss on digital assets	30,540	—	30,540	—
Total operating expenses	36,044	3,934	43,254	10,696
Loss from operations	(35,450)	(4,070)	(42,785)	(10,756)
Nonoperating income
Interest expense	(1)	(1)	(635)	(14)
Other (expense) income	(154)	233	503	(71)
Loss on derivative liability	(545,733)	—	(545,733)	—
Change in fair value of derivative liability	423,313	152	417,394	3,027
Financing costs	(194,743)	—	(195,185)	—
Nonoperating (loss) income, net	(317,318)	384	(323,656)	2,942
Loss before provision for income taxes	(352,768)	(3,686)	(366,441)	(7,814)
Provision for income taxes	—	—	—	—
Net loss	(352,768)	(3,686)	(366,441)	(7,814)
Other comprehensive income (loss)
Foreign currency translation adjustments	235	(182)	(393)	246
Comprehensive loss	$(352,533)	$(3,868)	$(366,834)	$(7,568)
Loss per share
Basic and diluted	$(32.89)	$(744.35)	$(90.14)	$(2,507.81)
Weighted average number of common shares outstanding
Basic and diluted	10,724,112	4,952	4,065,144	3,116

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of July 1, 2025	680,475	$1	$191,690	$(185,372)	$(295)	$6,024
Issuance of common stock in at-the-market public offering	772,339	1	13,816	—	—	13,817
Issuance of common stock and common stock warrants in private placement	38,194,991	38	179,789	—	—	179,827
Exercise of warrants	651,423	—	1	—	—	1
Stock-based compensation	—	—	472	—	—	472
Other comprehensive income	—	—	—	—	235	235
Net loss	—	—	—	(352,768)	—	(352,768)
Balance as of September 30, 2025	40,299,228	$40	$385,768	$(538,140)	$(60)	$(152,392)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of July 1, 2024	4,231	$—	$170,669	$(164,085)	$(245)	$6,339
Exercise of warrants	596	—	1	—	—	1
Stock-based compensation	—	—	1,327	—	—	1,327
Other comprehensive loss	—	—	—	—	(182)	(182)
Net loss	—	—	—	(3,686)	—	(3,686)
Balance as of September 30, 2024	4,827	$—	$171,997	$(167,771)	$(427)	$3,799

Solana Company

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2025	4,936	$—	$172,425	$(171,699)	$333	$1,059
Issuance of common stock and common stock in public offering	824,704	1	18,821	—	—	18,822
Issuance of common stock and common stock warrants in private placement	38,196,751	38	180,065	—	—	180,103
Exercise of warrants, net of issuance costs	1,272,837	1	12,953	—	—	12,954
Stock-based compensation	—	—	1,504	—	—	1,504
Other comprehensive loss	—	—	—	—	(393)	(393)
Net loss	—	—	—	(366,441)	—	(366,441)
Balance as of September 30, 2025	40,299,228	$40	$385,768	$(538,140)	$(60)	$(152,392)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	918	$—	$162,980	$(159,957)	$(673)	$2,350
Issuance of common stock in public offering	1,136	—	2,961	—	—	2,961
Issuance of common stock warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(1,132)	—	—	(1,132)
Exercise of warrants	2,765	—	265	—	—	265
Settlement of restricted stock units	8	—	—	—	—	—
Stock-based compensation	—	—	2,094	—	—	2,094
Other comprehensive income	—	—	—	—	246	246
Net loss	—	—	—	(7,814)	—	(7,814)
Balance as of September 30, 2024	4,827	$—	$171,997	$(167,771)	$(427)	$3,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(366,441)	$(7,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and imputed interest expense	680	—
Financing costs	195,185	—
Loss on derivative liability	545,733	—
Staking rewards	(342)	—
Change in fair value of derivative liability	(417,394)	(3,026)
Net change in fair value of digital assets	30,540	—
Stock-based compensation expense	1,504	2,094
Other	(351)	351
Changes in operating assets and liabilities:
Inventory	(97)	(345)
Prepaid expense and other current assets	811	499
Accounts payable	556	214
Accrued and other current liabilities	(640)	(605)
Other liabilities	(81)	(31)
Net cash used in operating activities	(10,337)	(8,663)
Cash flows from investing activities:
Digital assets purchased	(267,383)	—
Purchase of property and equipment	—	(5)
Net cash used in investing activities	(267,383)	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants in public offering	23,283	2,961
Proceeds from issuance of warrants and common stock warrants in private placement	390,039	4,829
Proceeds from exercise of warrants	3,424	164
Share issuance costs	(15,384)	(1,000)
Proceeds from issuance of notes payable	880	—
Repayment of notes payable	(1,560)	—
Net cash provided by financing activities	400,682	6,954
Effect of currency exchange rate changes on cash and cash equivalents	1	—
Net increase in cash and cash equivalents	122,963	(1,714)
Cash and cash equivalents at beginning of period	1,088	5,182
Cash and cash equivalents at end of period	$124,051	$3,468
Supplemental cash flow information
Non-cash investing and financing transactions:
Purchase of digital assets with stablecoins	$43,350	$—
Derivative warrant liability reclassified to equity on exercise of warrants	$—	$101
Deferred offering costs reclassified to equity upon public offering	$8	$132
Digital assets received in-kind from private placement	$112,990	$—
Share issuance costs included in accounts payable	$1,056	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Notes to Unaudited Condensed Consolidated Financial Statements

1.    BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Solana Company (together with its wholly owned subsidiaries the “Company”), formerly known as Helius Medical Technologies, Inc., is a U.S. publicly listed company building a long-term strategic digital asset treasury of Solana tokens (“SOL”). The Company is working to provide its shareholders with simplified exposure to the Solana network with institutional level investment management. At the same time, the Company continues to execute the commercialization of the PoNS device.

SOL is the native token of the Solana network. Solana is fast, cheap and accessible, processing 912 transactions per second with <400ms block time and consistent uptime, <$0.01 fees per transaction that enables high volume activities and is accessible by anyone with a smart phone or internet connection. Solana is a widely adopted blockchain with 7,500+ new developers onboarded in 2024.

Beginning in September 2025, the Company used the proceeds from its capital raising activities to acquire and deploy SOL to earn staking yield.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission on March 25, 2025 (“2024 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

There have been no material changes to the Company's significant accounting policies from those described in the 2024 Form 10-K other than those described in Note 2 to our unaudited condensed consolidated financial statements.

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

Management’s Liquidity Plans

The Company’s primary source of liquidity has historically been cash generated from equity offerings. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations, recurring use of cash in operating activities.

As disclosed in the Company’s December 31, 2024 Form 10-K, there was substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date the financial statements were issued. This was based on significant historical losses and the need to raise additional funds to meet the Company’s obligations and sustain its operations. During the nine months ended September 30, 2025, the Company raised significant capital through at-the-market offerings and the September 2025 private placement discussed in more detail in Note 6 to the unaudited condensed consolidated financial statements. A significant amount of the proceeds generated from these capital raises was used to purchase digital assets in connection with the launch of the Company’s new long-term strategic treasury of Solana tokens (“SOL”). These actions have alleviated the substantial doubt about the Company’s ability to continue as a going concern that existed at the time the Company filed its December 31, 2024 Form 10-K.

As of September 30, 2025, the Company had unrestricted cash and cash equivalents of approximately $124.1 million and working capital of $122.5 million. Subsequent to September 30, 2025, a significant portion of working capital was used to purchase SOL and SOL-related investments, see Note 11. For the nine months ended September 30, 2025, the Company used cash in operating activities of approximately $10.3 million. Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

The Company’s financial condition is substantially dependent on the market price and liquidity of SOL, which are subject to extreme volatility and limited trading venues. Substantially all of the Company’s treasury assets are concentrated in SOL, the native cryptocurrency of the Solana protocol. SOL has experienced significant price volatility, and the Company’s financial results and carrying value of its digital assets will fluctuate materially based on SOL token price movements. The Company depends on the continued success and adoption of the Solana protocol for the value of its treasury holdings.

The Company plans to continue to pursue additional capital through its at-the-market offering programs in the future, however, such funding may not be available on terms acceptable to the Company or at all. Although Management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Digital Assets

Effective July 1, 2025, the Company early adopted Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08), which requires entities to measure crypto assets at fair value with changes recognized in net income each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and as the Company did not hold any digital assets prior to adopting, therefore, no cumulative-effect adjustment was recognized.

As of September 30, 2025, the Company held $350.2 million of digital assets comprised of SOL that are in the scope of ASC 350-60 at fair value. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes quoted digital asset prices within the Company’s principal market at the time of remeasurement (midnight UTC). The Company has designated a principal market based on the market the Company has access to that has the greatest volume and level of orderly transactions for SOL. The Company’s principal market is Coinbase exchange. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines. The activity from remeasurement of digital assets at fair value is reflected in the consolidated statements of operations within Unrealized loss on digital asset. The Company will recognize sales of digital assets based on the specific identification method.

The Company received locked, staked SOL (“Locked SOL") as part of its capital raising activities and has commenced native staking with acquired SOL in September of 2025. The Locked SOL is subject to a long-term monthly vesting schedule for which the principal balance and earned staking rewards can be claimed and for which the Company is contractually restricted from transferring that SOL onchain. The Company could still transfer ownership offchain via a wallet ownership transfer with the custodian. Due to the transfer restriction and monthly vesting schedule, the Company has classified Locked SOL under Digital assets, restricted, at fair value on the consolidated balance sheets.

Purchases of digital assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in the PIPE are presented as noncash financing activities in the consolidated statements of cash flows. The Company reflects digital assets held at fair value on the consolidated balance sheets within the Digital assets, at fair value and Digital assets, restricted, at fair value line items.

Solana Staking

Beginning in September 2025, the Company used the proceeds from its capital raising activities to acquire and deploy SOL in staking activities, which can include native staking or locked/vesting staking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its SOL staking activities.

The Company participates in native staking on the Solana network by delegating both unrestricted and locked/vesting SOL to third-party validators. The lockup or vesting conditions applicable to certain tranches of SOL are contractual rather than protocol-imposed, and the Company is able to sell or otherwise transfer both the locked/vesting SOL and the associated economic rights to future staking rewards off-chain at any time.

Staking rewards on Solana are created and distributed only upon completion of each network epoch. Prior to distribution, the amount of rewards, if any, is not known and remains subject to validator performance and other protocol-governed factors outside the Company’s control. Accordingly, under the variable consideration constraint in ASC 606, Revenue from Contracts with Customers, which the Company applies by analogy, the Company does not accrue staking rewards during the epoch for either unrestricted or locked/vesting SOL.

The Company recognizes revenue from staking activities when the rewards are deposited into the Company’s custodial wallets, which is the point at which the rewards (i) are created and assigned by the Solana protocol, (ii) have a determinable amount, and (iii) are controlled by the Company. The Company also measures the rewards at their fair value at the time of distribution, as this is the point at which the rewards first exist and the Company can reliably determine their fair value. Any contractual lockup applicable to the underlying SOL does not affect the timing of revenue recognition, as it does not prevent the Company from transferring the economic rights associated with the locked/vesting SOL or the related rewards.

Segment Information

Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM is its Executive Chairman. The Company’s Executive Chairman views the Company’s operations and manages its business based solely on consolidated financial results and does not evaluate these operating segments separately, therefore, the Company has a single reporting segment and the determination of the single segment is consistent with the information provided to the CODM. The CODM reviews assets as presented on the consolidated balance sheets and reviews significant segment expenses in the same manner that they are reviewed on the consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements Not Yet Adopted

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

3.    DIGITAL ASSETS

The following table presents the Company's significant digital assets holdings as of September 30, 2025:

	Quantity	Quantity Staked	Cost Basis (in thousands)	Fair Value (in thousands)
SOL	1,393,804	1,393,131	$311,075	$291,078
SOL, restricted	345,551	345,551	69,640	59,097
Total digital assets	1,739,355	1,738,682	$380,715	$350,175

As of September 30, 2025, the Company held approximately 345,551 SOL that are subject to time vesting restrictions that vest in relatively even monthly tranches through January 2028.

As of September 30, 2025, the Company’s holdings of SOL were concentrated to two custodians the Company uses to custody digital assets along with any fiat currency held at its custodians. The Company does not hold digital assets at an exchange. As of September 30, 2025, $111.1 million of USD fiat currency reported as cash and cash equivalents on the balance sheets were held in our account at a custodian as we took a measured approach to deploying capital to acquire SOL.

The following table presents a roll-forward of SOL fair value for the nine months ended September 30, 2025 (in thousands):

	Fair Value
	SOL	SOL, restricted	Total
SOL as of December 31, 2024	$-	$-	$-
In-kind receipts from capital raise	-	69,640	69,640
Purchases of SOL	310,733	-	310,733
Staking rewards	139	203	342
Net change in fair value of SOL	(19,794)	(10,746)	(30,540)
SOL fair value as of September 30, 2025	$291,078	$59,097	$350,175

Master Loan Agreement

In connection with the closing of the Company’s 2025 private offerings as discussed in Note 6, the Company agreed to use the net proceeds from the sale to fund the acquisition of SOL, establish a SOL treasury operation, pay transaction fees and expenses, and for working capital and general corporate purposes. To advance the Company’s planned SOL treasury operation, on September 18, 2025, Marvel Operations Corp., a Delaware corporation and wholly-owned subsidiary of the Company, entered into a Master Loan Agreement with a third-party lender to provide short-term financing in U.S. Dollars or digital currency for initial purchases of SOL.

The MLA does not specify a maximum borrowing limit; loans may be requested from time to time at the lender’s discretion and are subject to execution of individual Loan Term Sheets. Each loan must be secured by collateral in the form of U.S. Dollars, digital currency, or securities, with a minimum collateral ratio of 105% and subject to margin calls. The agreement provides for various loan types, including fixed-term and open loans, and includes customary provisions such as lender call rights, borrower prepayment rights, and fees (including loan fees, origination fees, and early termination fees).

As of September 30, 2025, Marvel Operations Corp., has no outstanding loans with the third-party lender under the Master Loan Agreement.

4.    SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the unaudited condensed consolidated balance sheets consisted of the following:

Inventory (in thousands)

	September 30,	December 31,
	2025	2024
Raw materials	$493	$493
Work-in-process	370	398
Finished goods	265	145
Inventory	$1,128	$1,036

Accrued and other current liabilities (in thousands)

	September 30,	December 31,
	2025	2024
Insurance payable	$—	$356
Employees benefits	492	759
Other	162	175
Total accrued and other current liabilities	$654	$1,290

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

The Company’s digital assets are subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
SOL digital assets	$291,078	$—	$—	$291,078
SOL digital assets, restricted	—	—	59,097	59,097
Total assets	$291,078	$—	$59,097	$350,175

SOL digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). As of September 30, 2025, the price per SOL was $208.70. SOL digital assets, restricted, are measured at fair value on a recurring basis using quoted prices in its principal market with a discount for lack of marketability (“DLOM”) applied to the Locked SOL as there is not an actively traded and observable secondary market for Locked SOL (Level 3). The cost-basis fair value for restricted tokens as of the closing date of the 2025 PIPE Offerings, see Note 6, reflects a weighted average DLOM of 18.4% with individual vesting tranches ranging from 4.1% to 25.5%. Fair value for restricted tokens as of September 30, 2025 reflects a weighted average DLOM of 18.0% with individual vesting tranches ranging from 2.1% to 25.4%.

The Company’s derivative liability warrants are subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value
	Level 1	Level 2	Level 3	Total
Liabilities:
2025 Stapled Warrants	—	—	625,173	625,173
Total liabilities	$—	$—	$625,173	$625,173

The derivative liabilities relating to the August 2022 and September 2025 warrants are classified as Level 3 within the fair value hierarchy and is required to be recorded at fair value at inception and on a quarterly recurring basis.

The unaudited condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of September 30, 2025 and December 31, 2024, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

6.    COMMON STOCK AND WARRANTS

September 2025 Private Placements

On September 15, 2025, the Company entered into a securities purchase agreement (the “Cash Purchase Agreement”) with certain investors (the “Cash Purchasers”) pursuant to which the Company sold, in a private placement (the “Cash Offering”), an aggregate offering of (i) either shares (the “Cash Shares”) of Common Stock at an offering price of $6.881 per Cash Share (the “Per Share Cash Purchase Price”); and/or pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of the Common Stock (the “Cash Pre-Funded Warrant Shares”) at the Per Share Cash Purchase Price less $0.001 per Cash Pre-Funded Warrant, and (ii) stapled warrants (the “Cash Stapled Warrants”) to purchase shares of the Common Stock (the “Cash Stapled Warrant Shares”) at an exercise price of $10.134 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers tendered any of U.S. dollars, USD Coin (“USDC”) or Tether (“USDT”) (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

On September 15, 2025, we also entered into securities purchase agreements (the “Cryptocurrency Purchase Agreements,” and together with the Cash Purchase Agreements, the “Purchase Agreements”) with certain investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company agreed to sell to the Cryptocurrency Purchasers in a private placement (the “Cryptocurrency Offering,” and together with the Cash Offering, the “2025 PIPE Offerings”) (i) pre-funded warrants to purchase shares of Common Stock at an offering price of $6.881 less $0.001 (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “2025 Pre-Funded Warrants”) and (ii) stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “2025 Stapled Warrants”) at an exercise price of $10.134. In the Cryptocurrency Offering, the Cryptocurrency Purchasers tendered Locked SOL to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and the Cryptocurrency Stapled Warrants.

Clear Street LLC (“Clear Street”) served as lead placement agent and Maxim Group LLC (“Maxim”) served as co-placement agents in the 2025 PIPE Offerings, pursuant to the terms of a placement agency agreement and received aggregate compensation of $11.1 million. Clear Street was also issued 369,706 shares of the Company’s commons stock. The Company recorded non-cash financing offering costs of $8.6 million pm on the statement of operations based on the Company’s closing stock price of $23.17 on the 2025 PIPE Offerings closing date.

The aggregate gross proceeds to the Company were $502.8 million including $113 million in contributed digital assets comprised of $69.6 million of Locked SOL, $34.3 million of USDC and $9.1 million of USDT, resulting in net cash proceeds of $374.9 million after deducting placement agent fees and other cash offering expenses of $14.9 million.

September 2025 Advisory Warrants

On September 15, 2025, the Company entered into a Strategic Advisory Agreement (the “Strategic Advisory Agreement”) with Pantera Capital Management LP, a Delaware limited partnership (“Pantera”) and Summer Wisdom Holdings Limited (“Summer” and with Pantera, the “Advisors”). In connection with the closing of the Offering, on September 18, 2025, the Company issued warrants to purchase 5,175,883 shares of Common Stock to Pantera (the “Pantera Base Advisor Warrants”) and (ii) warrants to purchase 2,218,236 shares of Common Stock to Summer (the “Summer Base Advisor Warrants” and together with the Pantera Base Advisor Warrants, the “Base Advisor Warrants”). Upon the exercise of each Stapled Warrant, each of Pantera and Summer shall receive an additional grant of warrants to purchase an amount of shares of Common Stock equal to their respective portion of 5% of the shares of Common Stock issued upon such exercise (the Performance Advisor Warrants, and together with the Base Advisor Warrants, the “Advisor Warrants”). The exercise price per share of the Advisor Warrants shall be equal to $0.001 per underlying share of Common Stock. The Company recorded $171.3 million in non-cash financing costs, determined using a Black Scholes model, on the statement of operations for the period ended September 30, 2025. Based on the exercise price of $0.001, the Black Scholes value was effectively the same as the Company’s stock price of $23.17 as of the date of closing of the 2025 PIPE Offerings.

Pursuant to the Strategic Advisory Agreement, Pantera agreed not to sell, transfer, pledge, hedge, or otherwise dispose of any shares underlying the Strategic Advisory Warrants for 180 days after the closing of the Offering (the “Advisor Lock-Up Period”), except (i) transfers to affiliates that agree in writing to be bound by the remainder of the Advisor Lock-Up Period, or (ii) with the Company’s prior written consent.

June 2025 Offering

On June 6, 2025 (the “Issuance Date”), we completed the issuance and sale of an aggregate of 52,241 shares of common stock and pre-funded warrants to purchase up to 3,131 shares of common stock (“Pre-funded Warrants”) and accompanying common warrants to purchase up to 55,372 shares of common stock (the “2025 Common Warrants”) (the “2025 Offering”). We also issued warrants to the placement agent to purchase 2,769 shares of common stock on the same terms as the 2025 Common Warrants (the “Placement Agent Warrants” and together with the 2025 Common Warrants, the “2025 Warrants”). The Pre-funded Warrants have an exercise price of $0.001 per share and 3,131 were exercised on the closing date. The 2025 Offering price per share of common stock and accompanying Common Warrant was $163.50, the offering price per Pre-funded Warrant was $163.499. The 2025 Common Warrants have an exercise price of $367.875 per share, are immediately exercisable upon issuance and will expire two and one-half (2.5) years after the original issuance date.

Following the issue date of the 2025 Warrants, a holder of the 2025 Common Warrants has the right to receive, without payment of any additional cash to the Company (the “Zero Cash Provision”), an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the common warrant and (y) two. In addition, at 4:01 p.m. Eastern time on the 5th trading day after the date of issuance (the “First Reset Date”), the exercise price of the 2025 Common Warrants reset to $79.25 per share, and on the 10th calendar day after the date of issuance (the “Second Reset Date”), the exercise price of the 2025 Common Warrants reset to $47.55 per share. Under the terms of the 2025 Warrants, following the price resets the number of shares of common stock issuable upon exercise of the 2025 Warrants was increased such that the aggregate exercise price of the 2025 Warrants remained unchanged. The aggregate increase in shares available for purchase on the First Reset Date and Second Reset Date was 237,863 for the 2025 Common Warrants and 18,650 for the Placement Agent Warrants.

At inception, the 2025 Warrants provisions were analyzed under Accounting Standards Codification (“ASC”) 718, ASC 480 and ASC 815 and the Company concluded that the 2025 Common Warrants did not meet the guidance for being classified as an equity instrument due to the Zero Cash Provision. The fair value of the 2025 Common Warrants as of the Issuance Date and as of each 2025 Common Warrant exercise was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of a price reset. The gross proceeds were allocated based on the fair value as of the Issuance Date resulting in a derivative liability at the Issuance Date of $3.4 million. Offering costs allocated to the derivative liability of $0.5 million were expensed as Other (expense)/income, net. The related change in fair value due to the exercise price and share resets resulted in a loss due to the change in fair value of the derivative liability of $6.2 million. The fair value of the derivative liability associated with the Common Warrants as of September 30, 2025 was $0.

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

April 2025 Private Placement

On April 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “2025 Private Placement”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $1.56 million (the “Notes”) with a maturity date of the earlier of a) July 24, 2025, b) the closing date of the Company’s next registered offering of securities on Form S-1. The Purchase Agreement also provides for the issuance of an aggregate of 1,760 shares of common stock of the Company, par value $0.001 per share to the Purchasers. The transaction closed on April 25, 2025.

Maxim Group LLC served as the placement agent in the 2025 Private Placement, pursuant to the terms of a placement agency agreement and received 7% of the gross proceeds of the 2025 Private Placement and reimbursement of the legal fees of its counsel of up to $15,000.

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

Warrant inducement

On January 21, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing 2024 Public Warrants to purchase shares of the Company’s Class A common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 6,628 shares of the Company’s common stock, in the aggregate, at a reduced exercise price of $563.25 per share, in exchange for the Company’s agreement to issue new Series C Warrants and Series D Warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 8,281 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Company received aggregate gross proceeds of approximately $3.7 million from the exercise of the Existing Warrants by the Holders. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor with the transactions summarized above and has paid Roth $0.2 million for its services, in addition to reimbursement for certain expenses along with other legal and regulatory expenses of $0.1 million resulting in net proceeds of $3.4 million and non-cash share issuance costs of $1.0 million and $3.1 million related to the modification of the Existing Warrants and issuance of the Inducement Warrants, respectively. As of September 30, 2025, 3,572 shares (the “Abeyance Shares”) from the exercised Existing Warrants that were held in abeyance due to the ownership limitations from the warrant agreements have been issued at the direction of the Holders.

On April 21, 2025, stockholder approval was obtained for the issuance of the Inducement Warrants at the Company’s annual meeting of stockholders.

2025 At-The-Market Offering

On September 15, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”) with Clear Street and Maxim, as co-sales agents, to create an at-the-market offering program (the “2025 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $92.8 million. Clear Street and Maxim are entitled to a fixed commission rate equal to up to 2% of the gross proceeds pursuant to the 2025 Sales Agreement. As of September 30, 2025, 393,299 shares have been sold under the 2025 ATM generating net proceeds of $8.8 million in 2025.

2023 At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Roth to create an at-the-market offering program (the “2023 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2023 Sales Agreement. On July 7, 2025, the Company filed a prospectus supplement that amends and supplements the prior prospectus supplements related to the 2023 ATM to increase the maximum offering size to $25.0 million. In the second quarter of 2025, the Company sold 379,040 shares generating net proceeds after commissions of $5.0 million. As of September 30, 2025, 379,164 and 197 shares have been sold under the 2023 ATM generating net proceeds of $5.1 million and $1.3 million in 2025 and 2024, respectively.

September 2025 Warrants

In connection with the Company’s 2025 PIPE Offerings that closed on September 18, 2025, the Company issued the 2025 Stapled Warrants to purchase an aggregate of 73,941,196 shares of common stock. The Company performed an analysis of the provisions of the 2025 Stapled Warrants and concluded that the 2025 Stapled Warrants did not meet the guidance for being classified as an equity instrument due to settlement rights that differ from those of the underlying common stockholders in the event of a fundamental transaction. Due to the soft call option provision of the 2025 Stapled Warrants, the fair value at issuance and as of September 30, 2025 was determined using a Monte Carlo simulation model, which uses Geometric Brownian Motion to simulate the Company’s stock price and check if the stock price was at or above the soft call threshold and if the threshold wasn’t reached then determine the value at maturity. The following table includes the share price and the inputs used to estimate the fair value of the warrants:

	September 18,	September 30,
	2025	2025
Stock price	$23.17	$14.89
Soft Call Threshold	$20.27	$20.27
Warrant term (in years)	3.00	2.97
Expected volatility	96.05%	96.96%
Risk-free interest rate	3.49%	3.55%

The fair value of the derivative liability associated with the 2025 Stapled Warrants as of September 30, 2025 was $625.2 million.

The following table provides a roll-forward of the fair value of the derivative liabilities described above:

	2022 Public Warrants	2025 Common Warrants	2025 Stapled Warrants	Total Warrant Liabilities
Balance at December 31, 2024	$241	$—	$—	$241
Issuances	—	3,371	1,048,486	1,051,857
Exercises	(3)	(9,528)	—	(9,531)
Loss (gain) on change in fair value	(238)	6,157	(423,313)	(417,394)
Balance at September 30, 2025	$—	$—	$625,173	$625,173

The following table provides a roll-forward of the number of shares of common stock underlying warrants issued during the nine months ended September 30, 2025 and the nine months ended September 30, 2024:

	2025 Pre-funded Warrants	2025 Stapled Warrants	Base Advisor Warrants	2022 Public Warrants	2025 Common Warrants	Other Equity Warrants	Total
Classification	Equity(1)	Liability	Equity(1)	Liability	Liability	Equity(1)
Exercise Price ($)	0.001	10.134	0.001	6.756	47.55	Various(4)
Expiration Date	N/A	Jun-2028(6)	TBD(7)	Aug-2027	Dec-2027	Various(5)
Balance at December 31, 2023	-	-	-	835	-	3	838
Issuances	-	-	-	-	-	10,647	10,647
Exercises	-	-	-	(31)	-	(2,734)	(2,765)
Balance at September 30, 2024	-	-	-	804	-	7,916	8,720
Exercises	-	-	-	-	-	(109)	(109)
Balance at December 31, 2024	-	-	-	804	-	7,807	8,611
Issuances	36,261,239	73,941,196	7,394,119	-	293,235	32,831	117,922,620
Exercises(2)(3)	(633,600)	-	-	(187)	(293,233)	(31,194)	(958,214)
Expirations	-	-	-	-	-	(487)	(487)
Balance at September 30, 2025	35,627,639	73,941,196	7,394,119	617	2	8,957	116,972,530

(1)	The Company’s outstanding equity-classified warrants as of September 30, 2025 have a weighted average exercise price of $0.15.
(2)	During the nine months ended September 30, 2025, 31,194 Other Equity Warrants were exercised for 52,610 common shares as the result of the cashless exercise provision and the Zero Cash Provision.

(3)	In connection with the exercise of the 2025 Common Warrants, 586,466 shares of common stock issued as a result of the Zero Cash Provision.
(4)	Exercise prices for outstanding other equity warrants as of September 30, 2025 range from $563.25 to $611,325.00 per share of common stock exercised.
(5)	Expiration dates for outstanding other equity warrants as of September 30, 2025 range from February 2026 to April 2030.
(6)	The Cryptocurrency Stapled Warrants were approved by stockholders on October 30, 2025 at a special meeting of the stockholders and will expire July 2028.
(7)	The Base Advisor Warrants were approved by stockholders on October 30, 2025 at a special meeting of the stockholders and will expire October 2030.

7.    STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under the Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (as amended, the “2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the 2024 10-K. On January 1, 2023, pursuant to the automatic increase provision of the 2022 Plan, the number of shares authorized for issuance increased from 352 to 426. On May 30, 2024, the Board adopted a First Amendment (the “Amendment”) to the 2022 Plan. On June 27, 2024, at the annual meeting of stockholders, the stockholders of the Company approved the Amendment. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to increase the aggregate number of shares of common stock that may be issued under the 2022 Plan to 2,785 new shares with an automatic increase on January 1st of each year by an amount equal to 5% of the fully diluted shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. On July 2, 2024, the Company approved an amendment to the Inducement Plan pursuant to which, the Inducement Plan was amended to increase the aggregate number of shares of common stock that may be issued under the Inducement Plan to 200 new shares. As of January 1, 2025, the number of shares authorized for issuance increased from 2,785 to 3,605. On April 22, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of common stock that may be issued under the 2022 Plan to 20% of the fully diluted shares on the 10th calendar date following the first closing of a registered offering of the Company’s common stock that occurs on or after May 15, 2025 (the “April Equity Plan Amendment”). The April Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on May 23, 2025, and on June 16, 2025, following the 2025 Offering, the number of shares authorized for issuance increased from 3,605 to 142,286. On September 25, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of common stock that may be issued under the 2022 Plan by 4,000,000 shares (the “September Equity Plan Amendment”). The September Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on October 30, 2025, and the number of shares authorized for issuance increased from 142,286 to 4,142,286. As of October 30, 2025, the remaining shares available for grant were 4,014,485 under the 2022 Plan and 166 under the Inducement Plan.

During the three and nine months ended September 30, 2025, the Company granted 125,047 stock options out of the 2022 Plan and no stock options out of the Inducement Plan at a weighted average exercise price of $13.40 per share. The options vest over one to three years and expire ten years after the grant date. 2,477 options were granted during the nine months ended September 30, 2024.

The grant date fair values of the stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.91%	4.38%	3.91%	4.38%
Expected volatility	135.86%	128.73%	135.79%	128.73
Expected term (years)	5.38	5.27	5.38	5.27
Expected dividend yield	0.00%	—%	0.00%	0.00%
Fair value, per share	$8.75	$631.38	$11.92	$631.38

There were no restricted stock units granted during the nine months ended September 30, 2025.

As of September 30, 2025, there were an aggregate of 127,835 stock options outstanding with a weighted average exercise price of $117.38 share and no unvested restricted stock units outstanding.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales	$(1)	$14	$6	$23
Selling, general and administrative	546	1,032	1,400	1,660
Research and development	(73)	281	98	411
Total stock-based compensation expense	$472	$1,327	$1,504	$2,094

On September 18, 2025, the Board approved a resolution to accelerate vesting for all options outstanding under the 2022 Plan to November 30, 2025. As the vesting acceleration only affected the timing of when the options vest and not the calculation to determine fair value of the underlying options, no modification to the fair value of the underlying grants was required and the Company will accelerate recognition of the remaining expense as of September 30, 2025 in accordance with the accelerated vesting schedules. As of September 30, 2025, the total remaining unrecognized compensation expense related to nonvested stock options was $1.1 million which will be amortized over the weighted-average remaining requisite service period of 0.2 years.

8.    BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic and diluted:
Net loss available to common stockholders	$(352,768)	$(3,686)	$(366,441)	$(7,814)
Weighted average common shares outstanding — (1)(2)(3)	10,724,112	4,952	4,065,144	3,116
Loss per share	$(32.89)	$(744.35)	$(90.14)	$(2,507.81)

(1)	In May 2024, in connection with the 2024 Public Offering, the Company issued and sold Pre-funded Warrants exercisable for an aggregate of 2,859 shares of common stock. The Pre-funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date.
(2)	The weighted average number of common shares outstanding as of September 30, 2025 includes the Abeyance Shares from the exercise of the Existing Warrants, the exercise of which was fully paid by the Holders and requires no further consideration for the delivery of the shares of common stock. Therefore, the

Abeyance Shares are included in the computation of basic and diluted loss per share as of the exercise date. The Abeyance Shares were subsequently issued at the direction of the Holder.
(3)	In September 2025, in connection with the 2025 PIPE Offerings, the Company issued and sold 2025 Pre-funded Warrants exercisable for an aggregate of 36,115,912 shares of common stock. The 2025 Pre-funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date. Refer to Note 6 for additional information about the 2025 PIPE Offerings and the 2025 Pre-Funded Warrants.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	127,835	2,794	127,835	2,794
Warrants (1)	73,950,774	7,791	73,950,774	7,791

(1)	Common Warrants outstanding of two warrant shares included in the Warrants total are each exercisable for two shares of common stock under the Zero Cash Provision.

9.    RELATED PARTIES

Strategic Advisory Agreement

In connection with the 2025 PIPE Offerings, the Company entered into the Strategic Advisory Agreement with Pantera and Summer. Pantera and Summer are leading investment companies in the digital asset industry. Under the terms of the agreement, the Advisors will provide strategic advisory services in connection with the expansion and diversification of the Customer’s core business through integration of cryptocurrency and digital asset strategies in its product offerings and as part of its SOL treasury management strategy for two years. As consideration for these services, Pantera and Summer received the Advisor Warrants to purchase shares of the Company’s common stock as discussed in more detail in Note 6.

During the three and nine months ended the Company recognized pass-through expenses from Summer, which is permissible under the Strategic Advisory Agreement and is classified under selling, general and administrative operating expense in the statement of operations. As of September 30, 2025 the Company has a balance of $0.2 million in Accounts Payable due to Summer to reimburse Summer for expenses attributable to the Company under the Strategic Advisory Agreement.

Trading Advisory Agreement

In connection with the 2025 PIPE Offerings, the Company entered into a Trading Advisory Agreement (the “Trading Advisory Agreement”) with Pantera, pursuant to which the Company engaged Pantera to manage the investment of substantially all of Company’s digital assets, digital asset derivatives, cash and other assets for an initial term of ten (10) years, which term automatically renews for successive periods of one (1) year each, subject to the mutual agreement of the Company and Pantera. The management fees pursuant to the Trading Advisory Agreement shall be equal to: (a) 1.0%, if the Client’s Assets Under Management is less than or equal to $1 billion, (b) 0.75% per annum of assets under management (“AUM”) if AUM is more than $1 billion but less than or equal to $5 billion and (c) 0.50% per annum of AUM if AUM is more than $5 billion.

During the three and nine months ended September 30, 2025 the Company recognized $0.2 million in trading advisory fees in connection with the Trading Advisory Agreement for the management fee for Company AUM by Pantera and is classified under selling, general and administrative operating expense in the statement of operations. As of September 30, 2025 the Company has a balance of $0.2 million in Accounts Payable due to Pantera under the Trading Advisory Agreement.

10.    SUBSEQUENT EVENTS

Digital Assets

Subsequent to September 30, 2025, the Company continued to accumulate SOL through a combination of purchases of liquid SOL, purchases of interest to locked SOL in staking pools, and a purchase of an interest in a locked SOL fund. Subsequent to September 30, 2025 the Company purchased a net 587,737 SOL or rights to SOL at a price per SOL of $211.97. As of November 18, 2025, the Company held directly or had rights to 2,340,757 SOL. Subsequent to September 30, 2025, the value of liquid SOL to USD declined significantly. The price per SOL as of November 17, 2025 (midnight UTC) was $131.00, a 37% decline as compared to September 30, 2025. The Company has not adjusted the carrying value of digital assets as of September 30, 2025 because this decline relates to conditions arising after the balance sheet date.

2025 At-The-Market Offering

Subsequent to September 30, 2025, the Company sold 954,617 shares of common stock under the 2025 ATM program generating net proceeds of $15.4 million.

2025 Stapled Warrants

As of November 17, 2025, certain provisions of the 2025 Stapled Warrants related to adjustments of the Black-Scholes inputs in determining the warrant value in the event of a fundamental transaction were amended.

Share Repurchase Program

On November 3, 2025, Company’s board of directors approved a stock repurchase plan to acquire up to $100 million of the Company’s outstanding Class A common stock, $0.001 par value per share. As of November 18, 2025, no stock repurchases have been made.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” or “Company” mean Solana Company, formerly known as Helius Medical Technologies, Inc., and its wholly owned operating subsidiaries, Marvel Operations Corp., Helius Medical, Inc., Helius Medical Technologies (Canada), Inc. and Revelation Neuro, Inc. The unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025 (the “2024 10-K”). All financial information is stated in U.S. dollars unless otherwise specified. Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s market, strategy, competition, capital needs, business plans and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Forward-looking statements are made, without limitation, in relation to the Company’s future growth and operational progress, the Company’s compliance with Nasdaq requirements, expected enrollment, developments and future plans regarding regulatory entities, receipt of prescriptions and progress of commercialization of the PoNS device in the U.S., the impacts of the current global macroeconomic environment on the Company, product development activities, the safety and effectiveness of the Company’s product, the manufacturing plans for the Company’s product, sufficiency of cash and availability of funds and operating costs and the Company’s ability to continue as a going concern and future liquidity. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve the Company’s business objectives, the impact on the Company of global macroeconomic conditions including effects from supply chain constraints, logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and increased interest rates on the Company’s ability to operate its business and access capital markets, the success of the Company’s business plan, including the Company’s ability to secure contracts with rehabilitation clinics, obtain national Medicare coverage at an acceptable rate so that the PoNS device is covered by Medicare and Medicaid, to build internal commercial infrastructure, secure state distribution licenses, build a commercial team and build relationships with Key Opinion Leaders, neurology experts and neurorehabilitation centers, market awareness of the PoNS device, availability of funds, manufacturing, the Company’s ability to maintain and enforce its intellectual property rights, clinical trials and the clinical development process, the product development process, the regulatory submission review and approval process, the Company’s operating costs and use of cash, and the Company’s ability to achieve significant revenues and other factors discussed in the section entitled “Item 1A. Risk Factors” in our 2024 10-K and those described from time to time in the Company’s future reports filed with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, based on information available to the Company as of the date hereof, and reflect the Company’s current judgment regarding its business plans, the Company cannot guarantee future results, events, levels of activity, performance or achievement and its actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company does not intend, and undertakes no obligation, to update or revise any of the forward-looking statements as a result of new information, future events or otherwise or to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

We are a listed digital asset treasury (“DAT”) dedicated to acquiring and holding Solana tokens (SOL). Created in partnership with Pantera Capital Management L.P., a Delaware limited partnership (“Pantera”) and Summer Wisdom Holdings Limited (“Summer”), Solana Company’s DAT objective is to maximize SOL per share through strategic use of capital markets and onchain opportunities, offering public market investors direct exposure to Solana’s secular growth.

In addition to being a Solana-centric digital asset treasury company, we are a neurotechnology company focused on neurological wellness. Our purpose is to develop, license or acquire non-implantable technologies targeted at reducing symptoms of neurological disease or trauma, and integrating blockchain technology allows us to build a more secure, scalable, and efficient platform.

Strategic digital asset reserves like SOL lay the groundwork for a future where global payments, credentialing, and personalized learning can be powered by decentralized infrastructure, enhancing how we grow our company. We believe that Solana represents a uniquely scalable, high-performance blockchain platform that aligns with our long-term vision of integrating innovative technologies into our services. By investing in and participating in the Solana ecosystem, we aim to both enhance our treasury strategy and create strategic optionality for product innovation in our core business.

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

Recent Developments

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making various amendments to the Internal Revenue Code. Based on our ongoing assessment, the Company does not expect OBBBA to have a material impact on its consolidated financial statements.

Corporate Updates

Strategic Digital Asset Treasury

In connection with the closing of the 2025 PIPE Offerings, the Company has implemented a digital asset treasury strategy to acquire SOL, the native cryptocurrency of the Solana blockchain. SOL will serve as the Company's primary treasury reserve asset. Solana has historically been the fastest growing blockchain, leading the industry in transaction revenue and processing more than 3,500 transactions per second. The network is also the most widely adopted, averaging about 3.7 million daily active wallets and surpassing 23 billion transactions year to date. SOL is financially productive by design, offering a ~7% native staking yield, whereas assets like BTC are non-yield-bearing. The Company intends to leverage the native yield-generating properties of Solana's architecture and capture opportunities in DeFi and broader onchain activity.

In the coming months, the Company expects to:

●	Build an initial SOL position with plans to significantly scale holdings over the next 12–24 months via a best-in-class capital markets program, incorporating ATM sales and other proven strategies.
●	Evaluate staking, lending and other opportunities throughout the ecosystem to generate revenue from the SOL Treasury.

Additionally, on September 29, 2025, following receipt of approval from its Board, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State and amended the Second Amended and Restated Bylaws to reflect a corporate name change from “Helius Medical Technologies, Inc.” to “Solana Company.” The Company’s ticker symbol for its Class A common stock, HSDT, remains the same.

Advisory Agreements

On September 15, 2025, the Company entered into a Strategic Advisor Agreement (the “Strategic Advisor agreement) with Pantera Capital and Summer (the “Advisors”), pursuant to which the Company engaged each of Pantera and Summer to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of two (2) years, which term automatically renews for successive periods of one (1) year each. Either the Company or the Advisors may terminate the Strategic Advisor Agreement upon written notice of a material breach by the other party that has not been cured within thirty (30) days of receipt of the written notice. The Strategic Advisor Agreement also contains customary representations and warranties, confidentiality provisions and limitations on liability. Refer to Note 6 for details on the terms of the Advisor Warrants issued by the Company in connection with the Strategic Advisor Agreement.

Additionally, on September 15, 2025, the Company entered into a Trading Advisory Agreement (the “Trading Advisory Agreement”) with Pantera, pursuant to which the Company engaged Pantera to manage the investment of substantially all of Company’s digital assets, digital asset derivatives, cash and other assets for an initial term of ten (10) years, which term automatically renews for successive periods of one (1) year each, subject to the mutual agreement of the Company and Pantera. The management fees pursuant to the Trading Advisory Agreement shall be equal to: (a) 1.0%, if the Client’s Assets Under Management is less than or equal to $1 billion, (b) 0.75% per annum of assets under management (“AUM”) if AUM is more than $1 billion but less than or equal to $5 billion and (c) 0.50% per annum of AUM if AUM is more than $5 billion.

Master Loan Agreement

 In connection with the closing of the Company’s 2025 private offerings (the “2025 PIPE Offerings”), as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the Company agreed to use the net proceeds from the sale to fund the acquisition of SOL, and the establishment of a SOL treasury operation, as well as pay transaction fees and expenses, and for working capital and general corporate purposes of the Company. To advance the Company’s planned SOL treasury operation, on September 18, 2025, Marvel Operations Corp., a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a Master Loan Agreement with a third-party lender (the “Master Loan Agreement”) to provide a short-term loan to make initial purchases of SOL. As of September 30, 2025, Marvel Operations Corp., has no outstanding loans with the third-party lender under the Master Loan Agreement.

Financing and Stock

On September 18, 2025, the Company completed the issuance and sale of an aggregate of 38,049,671 shares of the Company’s common stock at an offering price of $6.881 and accompanying pre-funded warrants to purchase up to 36,261,239 shares of common stock at a price of $6.881 less $0.001 and stapled warrants to purchase up to 73,941,196 shares of common stock at an exercise price of $10.134. The Company also issued warrants to its Advisors to purchase up to 7,394,119 shares of common stock at an exercise price of $0.001 subject to shareholder approval. As of November 17, 2025, certain provisions of the stapled warrants related to adjustments of the Black-Scholes inputs in determining the warrant value in the event of a fundamental transaction were amended.

.

On September 15, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”) with Clear Street and Maxim, as co-sales agents, to create an at-the-market offering program (the “2025 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $92.8 million. Clear Street and Maxim are entitled to a fixed commission rate equal to up to 2% of the gross proceeds pursuant to the 2025 Sales Agreement.

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

PoNS Commercialization

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

On October 8, 2024, CMS published the preliminary rate for the PoNS Controller (HCPCS Code A4593) at the capped total payment of $519.80, based on its view that the product is comparable to devices reported with HCPCS code E0730 (transcutaneous electrical nerve stimulation (TENS) device, four or more leads, for multiple nerve stimulation) effective April 1, 2025. At the Company’s request, Company management subsequently met with CMS in December 2024 to request that they revisit the gap-filling capped rental fee for the Controller to more appropriately use the market pricing established through negotiation with the VA and an insurance carrier.

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

On July 28, 2025, the company increased its cash paying price of PoNS Device to $24,029 CAD while maintaining its List price at $28,270.

The company continues to advance efforts toward securing major insurance coverage and recently facilitated treatment for a catastrophic concussion patient at full list price through an insurance settlement.

Strategically, the company remains focused on expanding PoNS access by engaging with injury law firms and supporting patients in returning to work from long term disability, reinforcing the therapy’s clinical and economic value.

Revelation Neuro

On March 11, 2025, we established Revelation Neuro, Inc. to pursue the development of a new gold standard of care for personalized neurorehabilitation using a non-implantable AI powered brain computer interface combining our newly developed intellectual property with the Company’s existing intellectual property.

Stroke Study

During the first quarter of 2024, leveraging the Breakthrough Designation, the Company reached alignment with the U.S. Food and Drug Administration (“FDA”) on the registrational program to evaluate the therapeutic benefit of PoNS on gait and balance deficits in chronic stroke subjects, which originally included two initial studies. The first was an investigator-initiated randomized placebo-controlled trial (“IIT”) in approximately 60 subjects, led by Dr. Steven Kautz at the Medical University of South Carolina (“MUSC”) and Dr. Mark Bowden at Brooks Rehabilitation. The second study was a sponsor-initiated single arm (open-label) study (“OLS”), in approximately 30 subjects. Following guidance from FDA, the Company added, in May 2024, a third sponsor-initiated randomized placebo-controlled trial (“SIT”) in approximately 60 subjects, as the pivotal study, along with the OLS, for the registrational program. All three clinical trials enrolled patients from the same patient population and shared the same study structure/endpoints aimed at establishing the efficacy and safety of PoNS in people with gait deficit due to chronic stroke.

Enrollment of the stroke registrational studies started at MUSC for the IIT in August 2023 and, at Brooks Rehabilitation, in August 2024. In June 2024, the Company started enrollment of the OLS at five U.S. Centers of Excellence for Neurorehabilitation including Shepherd Center, MGH-IHP, REHABOLOGYM, Brooks Rehabilitation and New England Neurological Center. Enrollment continued, with the SIT, in July 2024 at Neuro-Concept Rehabilitation Center, Neuphysio, Synaptic Health, Bergin Motion in Canada and REHABOLOGYM in the U.S.

The Company started the SRP in March 2024 after a positive interaction with the FDA on the data development program, study design, and endpoints. The SRP includes two pivotal Sponsor-initiated clinical studies: a double-blind, randomized controlled trial and a single-arm trial, which began in April 2024. The SRP is also supported by a pilot investigator-initiated, double-blind randomized controlled trial by Dr. Steve Kautz and Dr. Mark Bowden of MUSC (SC) and Brook Rehabilitation (FL) respectively, which began late in the fall of 2023. All three clinical trials enrolled patients from the same patient population and shared the same study structure/endpoints aimed at establishing the efficacy and safety of PoNS in people with gait deficit due to chronic stroke.

A total of 159 patients were enrolled across the three studies, with 130 patients completing both the 12-week study treatment phase and the 12-week post treatment follow-up period, at 10 clinical sites including centers of excellence for stroke rehabilitation across the US and Canada. Study participants received the (active or sham) study treatment in combination with physical therapy according to the current guidelines for functional rehabilitation of people with chronic stroke.

The primary endpoints for all three studies included improvement of gait and/or balance deficit after 12 weeks of study treatment with two key multiplicity-controlled secondary endpoints assessing risk of falling and 12-week durability of effect. The double-blind randomized clinical trial met the primary endpoint of demonstrating statistically significant greater improvements in gait deficit due to stroke with active PoNS therapy including additional data from an open label study using statistical methods to balance baseline characteristics. The studies also demonstrated minimal incidence of adverse events and confirmed good treatment tolerability.

On July 21, 2025, the Company announced the positive outcome of the Portable Neuromodulation Stimulator (“PoNS”) Stroke Registrational Program (“SRP”) and planned upcoming FDA submission seeking an indication for gait and balance deficit in patients with chronic symptoms of stroke under the current Breakthrough Device Designation.

On September 25, 2025, the Company issued a press release announced the filing of its FDA 510(k) submission for the PoNS device label expansion seeking an indication for gait and balance deficit in patients with chronic stroke symptoms. The submission was made with data generated in the Company’s Stroke Registrational Program and was filed under its current FDA Breakthrough Device Designation.

Material Trends and Uncertainties

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, due to the recent deployment of our new blockchain-native treasury management business, primarily with Solana tokens. As a result, the periods presented in our historical financial statements may not be comparable to one another and our future results of operations and financial results may differ.

Price of SOL

Our treasury management business is expected to be heavily dependent on the price of SOL, which has historically experienced significant volatility. As of September 30, 2025, we held 1,739,355 SOL, valued at $350.2 million based on a market price of $208.70 per token. SOL is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. As a result, fluctuations in the price of SOL may significantly impact our results of operations.

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Revenue:
Staking rewards	$342	$—	$342
Other revenue	355	51	304
Total revenue	697	51	646
Cost of revenue	103	187	(84)
Gross profit (loss)	594	(136)	730
Operating expenses:
Selling, general and administrative expenses	4,646	2,857	1,789
Research and development expenses	858	1,077	(219)
Unrealized loss on digital assets	30,540	—	30,540
Total operating expenses	36,044	3,934	32,110
Loss from operations	(35,450)	(4,070)	(31,380)
Nonoperating income
Interest expense	(1)	(1)	—
Other (expense) income	(154)	233	(387)
Loss on derivative liability	(545,733)	—	(545,733)
Change in fair value of derivative liability	423,313	152	423,161
Financing costs	(194,743)	—	(194,743)
Nonoperating (loss) income, net	(317,318)	384	(317,702)
Loss before provision for income taxes	(352,768)	(3,686)	(349,082)
Provision for income taxes	—	—	—
Net loss	$(352,768)	$(3,686)	$(349,082)

Revenue

The increase in staking rewards income is the result of our staked SOL earning staking yield. The increase in total net product sales was primarily attributable to an increase in unit volumes for U.S. sales of PoNS systems to Lovell for resale at the VA, approved insurance claims and cash pay patients. The increase in other revenue was attributable to the recognition of deferred revenue as a result of the termination of our exclusive distribution agreement with Health Tech Connex Inc. due to a material breach of agreement as discussed in more detail in Note 3 to our unaudited condensed consolidated financial statements.

Cost of Revenue

The cost of revenue for the third quarter of 2025 as compared to the same period in the prior year decreased primarily due to decreased inventory reserve and production scrap expense.

Gross Profit (Loss)

Gross profit for the three months ended September 30, 2025 was $594 thousand compared to gross loss of $136 thousand for the same period in the prior year. Increased revenues in the third quarter of 2025 from staking rewards income and PoNS product sales with cost of revenues decreasing were the primary reasons for the year-to-year variance.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of 2025 were up as compared to the same period in prior year primarily due to a $1.5 million discretionary bonus resulting in an increase in employee wages and benefits, a $0.5 million increase in professional fees, a $0.2 million increase in trading advisory and custodian costs to support the DAT business partially offset by a $0.5 million decrease in stock-based compensation.

Research and Development Expense

The decrease in research and development expenses for the three months ended September, 30, 2025 was driven primarily by a decrease in employee wages and benefits offset by an increase in product development costs associated with enhancing the PoNS software cybersecurity as required by the FDA.

Unrealized Loss on Digital Assets

The unrealized loss on digital assets represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value due to the decline in value of SOL.

Nonoperating income (expense)

Interest Expense

Net interest expense for the three months ended September 30, 2025 was primarily attributable to interest expense from the Company’s insurance premium financing.

Other (Expense) Income

Other (expense) income for the three months ended September 30, 2025 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds offset by foreign exchange loss due to fluctuations in the Canadian to U.S. dollar exchange rates.

Loss on Derivative Liability

Loss on derivative liability for the three months ended September 30, 2025 was primarily attributable to a charge as the result of the gross proceeds allocation from the 2025 PIPE Offerings to the derivative liability from the related stapled warrants. See Note 6 in the unaudited condensed consolidated financial statements for more detail on the stapled warrant derivative liability.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the stapled warrants issued in connection with the 2025 PIPE Offerings completed on September 18, 2025 are being accounted for as a derivative liability instrument. The loss on change in fair value of derivative liability for the three months ended September 30, 2025 of $423.0 million was primarily due to a decrease in our stock price.

Financing Costs

Financing costs consist of $14.9 million of cash financing costs from the 2025 PIPE Offerings and non-cash financing costs from the issuance of advisory warrants and the issuance of common stock to the placement agent of $179.8 million.

Nine months ended September 30, 2025 compared to the Nine months ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Revenue:
Staking rewards	$342	$—	$342
Other revenue	447	368	79
Total revenue	789	368	421
Cost of revenue	320	428	(108)
Gross profit (loss)	469	(60)	529
Operating expenses:
Selling, general and administrative expenses	10,089	7,961	2,128
Research and development expenses	2,625	2,735	(110)
Unrealized loss on digital assets	30,540	—	30,540
Total operating expenses	43,254	10,696	32,558
Loss from operations	(42,785)	(10,756)	(32,029)
Nonoperating income
Interest expense	(635)	(14)	(621)
Other income (expense)	503	(71)	574
Loss on derivative liability	(545,733)	—	(545,733)
Change in fair value of derivative liability	417,394	3,027	414,367
Financing costs	(195,185)	—	(195,185)
Nonoperating (loss) income, net	(323,656)	2,942	(326,598)
Loss before provision for income taxes	(366,441)	(7,814)	(358,627)
Provision for income taxes	—	—	—
Net loss	$(366,441)	$(7,814)	$(358,627)

Revenue

The increase in staking rewards income is the result of our staked SOL earning staking yield. The decrease in total net product sales was primarily attributable to decrease in Canada sales as a result of the material breach of agreement as discussed in more detail in Note 3 to our unaudited condensed consolidated financial statements, partially offset by an increase in unit volumes for U.S. sales of PoNS systems at a higher unit price, and further offset by an increase in other revenues attributable to the recognition of deferred revenue as a result of the termination of our exclusive distribution agreement with Health Tech Connex Inc.

Cost of Revenue

The cost of revenue through the nine months ended September 30, 2025 as compared to the same period in the prior year decreased primarily due to decreased inventory reserve and production scrap expense.

Gross Profit (Loss)

Gross profit for the nine months ended September 30, 2025 was $469 thousand compared to gross loss of $60 thousand for the same period in the prior year. Increased revenues through the third quarter of 2025 with cost of revenues decreasing from the prior year were the primary reasons for the year-to-year variance.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended September 30, 2025 were up as compared to the same period in prior year primarily due to a $1.7 million increase in employee wages and benefits including a $1.5 million discretionary bonus, a $0.5 million increase in professional fees, a $0.2 million increase in trading advisory and custodian costs to support the DAT business in the third quarter of 2025, partially offset by a $0.3 million decrease in stock-based compensation.

Research and Development Expense

The decrease in research and development expenses for the nine months ended September 30, 2025 was driven primarily by a decrease in employee wages and benefits and stock-based compensation offset by stroke clinical trial costs, and further offset an increase in product development costs associated with enhancing the PoNS software cybersecurity in the third quarter of 2025 as required by the FDA.

Unrealized Loss on Digital Assets

The unrealized loss on digital assets represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value due to the decline in value of SOL.

Nonoperating income (expense)

Interest Expense

Net interest expense for the nine months ended September 30, 2025 was primarily attributable to interest expense related to the Notes and to a lesser extent interest expense from the Company’s insurance premium financing. See Note 6 in the unaudited condensed consolidated financial statements for more detail on the Notes.

Other Income (Expense)

Other income for the nine months ended September 30, 2025 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds and foreign exchange gain due to fluctuations in the Canadian to U.S. dollar exchange rates.

Loss on Derivative Liability

Loss on derivative liability for the nine months ended September 30, 2025 was primarily attributable to a charge in the third quarter of 2025 as the result of the gross proceeds allocation from the 2025 PIPE Offerings to the derivative liability from the related stapled warrants. See Note 6 in the unaudited condensed consolidated financial statements for more detail on the stapled warrant derivative liability.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the stapled warrants issued in connection with the 2025 PIPE Offerings completed on September 18, 2025 are being accounted for as a derivative liability instrument and the warrants issued in connection with the public offering completed on August 9, 2022 and the 2025 Offering completed on June 6, 2025 are being accounted for as a derivative liability instrument. The gain on change in fair value of derivative liability for the nine months ended September 30, 2025 of $417.4 million was primarily due to a decrease in our stock price offset by the exercise reset provisions on the derivative liability warrants from the 2025 Offering.

Financing Costs

Financing costs consist of warrant-related offering costs expensed from the 2025 Offering of $0.5 million, $14.9 million of cash financing costs from the 2025 PIPE Offerings and non-cash financing costs from the issuance of advisory warrants and issuance of common stock to the placement agent of $179.8 million.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$124,051	$1,088
Working capital	122,524	1,261

Our available capital resources have been primarily used to increase our digital asset holdings, expand our U.S. commercialization efforts, fund manufacturing activities for the PoNS device, conduct clinical trials and for working capital and general corporate purposes. Our primary sources of cash and cash equivalents have been proceeds from public and private offerings of our Common Stock which most recently included $374.9 million in net proceeds we received from the 2025 PIPE Offerings as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements.

Prior to the 2025 PIPE Offering, our operations were primarily financed through sales of common stock in private placement and public offering transactions. As previously disclosed, we had expressed substantial doubt about our ability to continue as a going concern due to recurring losses and negative operating cash flows. With the successful completion of the 2025 PIPE Offerings, we believe that substantial doubt about our ability to continue as a going concern has been alleviated for at least the next twelve months.

In 2024, the Company received $5.5 million in net proceeds from a public offering of our Common Stock and warrants completed in May 2024 (“May 2024 Public Offering”) as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements.

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the Company entered into a sales agreement related to the 2025 ATM under which we may offer and sell shares having gross proceeds up to $92.8 million. During the nine months ended September 30, 2025, the Company issued and sold shares with net proceeds of $8.8 million under the 2025 ATM. Subsequent to September 30, 2025, the Company issued and sold shares with net proceeds of $15.4 million under the 2025 ATM.

In 2025, the Company received $7.9 million in net proceeds from a public offering of our Common Stock and warrants completed in June 2025 (the “June 2025 Public Offering”) as discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements.

As discussed in more detail in Note 6 to our unaudited condensed consolidated financial statements, the Company entered into a sales agreement related to our at-the-market offering program (the “2023 ATM”) under which we may offer and sell shares having gross proceeds up to $2.0 million. During the year ended December 31, 2024, the Company issued and sold shares with net proceeds of $1.3 million under the 2023 ATM and during the nine months ended September 30, 2025, the Company issued and sold shares with net proceeds of $0.1 million under the ATM. In July 2025, the Company updated the prospectus supplement to increase the capacity under the 2023 ATM to $25.0 million and subsequently sold 379,040 shares generating net proceeds after commissions of $5.0 million.

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

Statement of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(10,337)	$(8,663)	$(1,674)
Net cash used in investing activities	(267,383)	(5)	(267,378)
Net cash provided by financing activities	400,682	6,954	393,728
Effect of foreign exchange rate changes on cash	1	—	1
Net increase in cash and cash equivalents	$122,963	$(1,714)	$124,677

Net Cash Used in Operating Activities

The higher level of cash used in operating activities in the nine months ended September 30, 2025 primarily resulted from the purchase of SOL as the Company began to deploy net proceeds from the 2025 PIPE Offerings as compared with the same period in the prior year.

Net Cash Used in Investing Activities

Our investing activities in the nine months ended September 30, 2025 are primarily related to the purchases of SOL as we deployed capital to begin to execute our digital asset treasury strategy.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, $3.4 million in net proceeds were generated from entering into a warrant inducement with current warrant holders, net proceeds of $5.1 million from issuance and sales of shares under the 2023 ATM, net proceeds of $8.8 million from issuance and sales of shares under the 2025 ATM, the Company sold, in April 2025 Private Placement, promissory notes and issued shares of Common Stock generating net proceeds of $1.2 million, the Company generated, in the June 2025 Public Offering, $7.9 million in net proceeds from an offering of Common Stock and warrants, and in the September 2025 PIPE Offerings, the Company issued shares of Common Stock generating net proceeds of $374.9 million. The Company repaid the promissory notes of $1.56 million.

Critical Accounting Estimates

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

Our critical accounting estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2024 10-K. There have been no changes in critical accounting estimates in the current year from those described in our 2024 10-K.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. During the nine months ended September 30, 2025, our risk factors have not changed materially from those risk factors previously disclosed in our 2024 10-K except as set forth below. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 10-K. The risks described in our 2024 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our Solana strategy exposes us to various risks, including risks associated with Solana.

Our Solana strategy exposes us to various risks, including the following:

Solana is a highly volatile asset. Solana is a highly volatile asset that has traded below $140 per Solana and above $240 per Solana on the Coinbase exchange (a major U.S.-based crypto exchange) in the 12 months preceding the date of this Current Report on Form 10-Q to which this exhibit is filed. The trading price of Solana significantly decreased during prior periods, and such declines may occur again in the future.

Solana does not pay interest or dividends. Solana does not pay interest or other returns and we can only generate cash from our Solana holdings if we sell our Solana or implement strategies to create income streams or otherwise generate cash by using our Solana holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Solana holdings, and any such strategies may subject us to additional risks.

Our Solana holdings may significantly impact our financial results and the market price of our common stock. Our Solana holdings may significantly affect our financial results and if we increase our overall holdings of Solana in the future, may have an even greater impact on our financial results and the market price of our common stock.

Our assets will be concentrated in Solana. The vast majority of our assets will be concentrated in our Solana holdings. The concentration of our assets in Solana may limit our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

We intend to purchase Solana using primarily proceeds from equity and debt financing. Our ability to achieve the objectives of our treasury strategy depends in significant part on our ability to obtain equity and debt financing. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our treasury strategy.

Our treasury strategy has not been tested over an extended period of time or under different market conditions. We will implement a treasury strategy following the closing of the private placement. We intend to continually examine the risks and rewards of our strategy to acquire and hold Solana. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe Solana, due to its fixed supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of Solana has declined in recent periods during which the inflation rate increased. If Solana prices were to decrease or our Solana strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock would be materially adversely impacted.

We will be subject to counterparty risks, including in particular risks relating to exchanges where we intend to purchase Solana and our custodians. Although we have implemented or intend to implement various measures that are designed to mitigate our counterparty risks, including purchasing Solana through reputable U.S.-based third-party exchanges with industry standard policies and procedures and by storing substantially all of the Solana we will own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held Solana is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Solana were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Solana, or delaying or hindering our access to our Solana holdings, and this may ultimately result in the loss of the value related to some or all of such Solana, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Solana. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Solana, nor have such events adversely impacted our access to our Solana, they have, in the short-term, likely negatively impacted the adoption rate and use of Solana. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of Solana, limit the availability to us of financing collateralized by Solana, or create or expose additional counterparty risks.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

This will be the first digital asset treasury strategy for the Company and our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our treasury strategy and Solana holdings.

We intend to implement our treasury strategy immediately. Because we are only beginning to enact our treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of Solana. The price of Solana has historically been subject to dramatic price fluctuations and is highly volatile.

Additionally, in the future we may expand our operations beyond the legacy PoNS system and the Solana treasury strategy to include other income streams and otherwise generate funds using our Solana holdings. At this time, we do not have any definitive agreements or plans in place to expand beyond acquiring and holding Solana. However, if we do expand such operations, additional risks related to such strategies and business, including counterparty risks, could arise.

Our Solana strategy exposes us to risk of non-performance by counterparties.

Our Solana strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Solana, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our Solana is custodian performance obligations under the custody arrangements we have entered into. A series of relatively recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, among others, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our Solana, nor have such events adversely impacted our access to our Solana, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held Solana will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our Solana holdings, we would become subject to additional counterparty risks. Any significant non-performance by counterparties, including in particular the custodians with which we custody substantially all of our Solana, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As Solana and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of Solana. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Solana or the ability of individuals or institutions such as us to own or transfer Solana.

If Solana is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Solana and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a Solana treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our Solana strategy subjects us to enhanced regulatory oversight.

Several spot Solana exchange-traded products (“ETPs”) have received tacit approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot Solana ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our Solana holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented or intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Solana through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Solana from bad actors that have used Solana to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Solana by us may be restricted or prohibited.

Although our Solana holdings do not currently serve as collateral securing any of our outstanding indebtedness as of the date hereof, we may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our Solana holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our Solana holdings. These types of Solana-related transactions are the subject of enhanced regulatory oversight. These and any other Solana-related transactions we may enter into, beyond simply acquiring and holding Solana, may subject us to additional regulatory compliance requirements and scrutiny, including under Federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. While the financial and regulatory fallout from FTX’s collapse did not directly impact our business, financial condition or corporate assets, the FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting Solana, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Solana.

In addition, private actors that are wary of Solana or the regulatory concerns associated with Solana have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities.

Regulatory change reclassifying Solana as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, and could adversely affect the market price of Solana and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an

“investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Current Report on Form 8-K.

A significant portion of our assets will be concentrated in our Solana holdings. While senior SEC officials have not stated their view as to whether Solana is or is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC, or a determination that our Solana is being offered and sold as a security, could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in Solanas exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and our ability to execute our treasury strategy and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. Furthermore, if Solana is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Solanas that constitute investment assets under the 1940 Act. These steps may include, among others, selling Solanas that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Solanas at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Solana is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Solana and in turn adversely affect the market price of our common stock.

In the future we may expand our business beyond the PoNS system and the treasury strategy to include other income streams and otherwise generate funds using our Solana holdings, including acquiring interests in other entities. At this time, we do not have any definitive agreements or plans in place to expand beyond acquiring and holding Solana. However, if we do acquire minority interests in other entities, this could lead to our classification as an “investment company”, which would subject us to additional regulatory controls and could have a material adverse impact on our results of operations.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our Solana strategy, our use of leverage, the manner in which our Solana is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Solana holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Solana.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats.

Although we are not initially planning to lend our digital assets, from time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned bitcoin, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned bitcoin. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

We will be subject to significant competition in the growing digital asset industry and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

Following the launch of our proposed digital asset treasury strategy, we will operate in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in Solana and other digital assets, and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

Staking Solana may limit our liquidity and restrict our ability to access capital in a timely manner.

As part of our digital asset treasury strategy, we may stake a portion of our Solana holdings with validators in order to earn staking rewards. Staked tokens are generally subject to “lock-up” or “unbonding” periods during which they cannot be transferred, traded, or otherwise used. Although such lock-up periods are intended to protect the stability of the protocol, they may materially reduce our immediate access to liquidity. If we need to liquidate our Solana holdings to meet operational requirements, satisfy obligations, or respond to adverse market conditions, the inability to rapidly access staked tokens could adversely affect our financial condition, results of operations, or cash flows. Furthermore, because staking rewards are paid in additional Solana tokens, rather than cash, our ability to convert those rewards into fiat currency may depend on prevailing market liquidity and trading volumes for Solana, which could be volatile or insufficient at times.

Our financial results and the market price of our common stock may be affected by the prices of Solana.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in Solana tokens. The price of Solana has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as Solana, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of Solana.

Any decrease in the fair value of Solana below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, the application of generally accepted accounting principles in the United States, with respect to Solana, may change in the future and could have a material adverse effect on our financial results and the market price of our common stock.

In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our Solana holdings, the price of Solana may significantly influence the market price of our common stock.

Additionally, if the price of Solana falls, and our common stock price falls as a result, then the Notes may not be converted and we may, in certain situations, need to repay them in cash. To the extent the value of the Notes exceeds the value of the Solana held as collateral, we may need to obtain additional financing, which might not be available on satisfactory terms or at all. Any deficiency could substantially exceed the value of our other assets and could be many multiples of our historical earnings.

Due to the unregulated nature and lack of transparency surrounding the operations of many Solana trading venues, Solana trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Solana trading venues and adversely affect the value of our Solana.

Solana trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many Solana trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in Solana trading venues, including prominent exchanges that handle a significant volume of Solana trading and/or are subject to regulatory oversight, in the event one or more Solana trading venues cease or pause for a prolonged period the trading of Solana or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the Solana market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Solana market than is commonly understood. Any actual or perceived wash trading in the Solana market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our Solana. Negative perception, a lack of stability in the broader Solana markets and the closure, temporary shutdown or operational disruption of Solana trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the Solana ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Solana and the broader Solana ecosystem and greater volatility in the price of Solana. As the price of our listed securities is affected by the value of our Solana holdings, the failure of a major participant in the Solana ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our Solana holdings enhances the risks inherent in our Solana strategy.

We have and intend to purchase Solana and increase our overall holdings of Solana in the future. The intended concentration of our Solana holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Solana strategy. The price of Solana experienced a significant decline in 2022, and any similar future significant declines in the price of Solana could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

We face risks relating to the use of third-party exchanges in connection with our Solana strategy.

We intend to use third-parties exchanges, which we believe are reputable, such as Kraken, Anchorage and Coinbase, to purchase Solana for our treasury. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering (“AML”), Office of Foreign Assets Control (“OFAC”) and know-your client (“KYC”) rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

We face risks relating to the custody of our Solana tokens, including the loss or destruction of private keys required to access our Solana tokens and cyberattacks or other data loss relating to our Solana tokens, including smart contract related losses and vulnerabilities.

We hold our Solana tokens with a single regulated custodian that has duties to safeguard our private keys. In light of the significant amount of Solana tokens we anticipate that we will hold, we may need to engage additional custodians to achieve a greater degree of diversification in the custody of our Solana tokens as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Solana tokens, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Solana tokens, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Currently, the insurance that covers losses of our Solana holdings may cover none or only a small fraction of the value of the entirety of our Solana holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Solana. Moreover, our use of custodians exposes us to the risk that the Solana our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Solana. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Solana. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Solana tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Solana is held. While the Solana blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Solana held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Solana held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Solana and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our Solana tokens. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of Solana tokens or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

Our Solana holdings are and will be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Solana market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Solana at favorable prices or at all. For example, a number of Solana trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (a major U.S.-based crypto exchange) has, to date, not done so. As a result, our Solana holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Solana we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Solana or otherwise generate funds using our Solana holdings, including in particular during times of market instability or when the price of Solana has declined significantly. If we are unable to sell our Solana, enter into additional capital raising transactions, including capital raising transactions using Solana as collateral, or otherwise generate funds using our Solana holdings, or if we are forced to sell our Solana at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.

Substantially all of the Solana we own is held in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our Solana. Solana and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Solana ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Solana in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Solana;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could negatively impact the market price of Solana and in turn negatively impact our financial condition and results of operations and the market price of our common stock.

Attacks upon systems across a variety of industries, including industries related to Solana, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with ongoing or future armed conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Solana industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

The Blockchain protocols, including some of the networks and protocols of the Solana tokens we hold, are supported by foundations and/or founding teams that may influence the development of our the Blockchain protocols and could adversely affect the value of the Solana tokens we hold in our treasury.

The Blockchain protocols, including certain of the networks and protocols of Solana tokens we hold, are supported by foundations and/or founding teams. In contrast to certain Blockchain assets where governance decisions are largely made by a decentralized group of individuals, the development of Solana tokens and protocols may be disproportionately influenced by these foundations and/or founding teams. For example, Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation support the Solana project and play a significant role in advancing the overall growth and development of the ecosystem. They can propose amendments to the Solana network’s source code, but implementation generally depends on adoption by the network’s validators and users. To the extent Solana Labs and/or the Solana Foundation propose any amendments to the Solana network’s source code that are adopted by users of the Solana network, the Solana network will be subject to new source code that may adversely affect the value of SOL. As a result, their decisions could negatively impact the value of the Solana tokens we hold in our treasury.

We face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value, and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability, and scalability. Any technical failures, consensus breakdowns, governance disputes, or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions, or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations

We face other risks related to our Solana treasury reserve business model.

Our Solana treasury reserve business model exposes us to various risks, including the following:

● Solana and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our Solana strategy subjects us to enhanced regulatory oversight;

● regulatory changes could impact our ability to operate validators or receive rewards;

● regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;
potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;

● uncertainty around Solana’s regulatory status may impact our ability to list on certain exchanges;

● changes in political administration may not guarantee a favorable regulatory environment for Solana; and

● increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

The foregoing factors could lead to disruption in the market for Solana, which could adversely affect the market price of Solana and in turn adversely affect the market price of our common stock.

The Tokenization of our Class A common stock could introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences.

We are evaluating the feasibility of enabling on-chain holding and trading of our Class A common stock (“Tokenized HSDT”). While Tokenized HSDT would provide an additional mechanism for investors to hold and trade shares in the Company, which may improve settlement efficiency and increase accessibility, it could also introduce new risks and uncertainties that could adversely affect the market for, and the trading price of, both Tokenized HSDT and Nasdaq-listed Class A common stock (“Traditional HSDT”).

The market for tokenized securities is nascent, and there can be no assurance that a liquid or orderly market for Tokenized HSDT will develop or be sustained. Blockchain-based mechanisms, like decentralized exchanges, may have significantly less liquidity, volume, transparency or regulatory oversight compared to national securities exchanges, such as Nasdaq. This could fragment liquidity across platforms, impair price discovery, widen bid-ask spreads, and lead to prolonged price discrepancies between Tokenized and Traditional HSDT—especially where arbitrage is limited by operational or regulatory constraints.

On October 17, 2025, we entered into a Digital Transfer Agency Agreement with Superstate Services LLC as our digital asset transfer agent, pursuant to which it has agreed to create and maintain an “Allowlist” of wallet addresses of individuals and entities who have completed onboarding requirements and are permitted to hold, transfer and facilitate transfers of Tokenized HSDT. As a result, access to Tokenized HSDT will be restricted to holders who meet the onboarding requirements of our digital transfer agent, potentially limiting investor participation and market depth, and resulting in greater price volatility.

Furthermore, market intermediaries may face unclear or evolving obligations when interacting with tokenized securities such as Tokenized HSDT, and the application of the U.S. federal securities laws and other regulations to the trading of tokenized securities remains uncertain. This may prevent or discourage market intermediaries from holding, transacting, or facilitating transactions in Tokenized HSDT, further limiting liquidity. Reduced liquidity in Tokenized HSDT, whether due to general investor unfamiliarity, uncertain demand, operational friction, inefficient linkages between the markets for Tokenized HSDT and Traditional HSDT or otherwise, could result in lower trading prices for Tokenized HSDT, and such negative price signaling from the market for Tokenized HSDT could adversely impact the trading price of Traditional HSDT. In addition, if regulatory authorities determine that the platforms, mechanisms or participants involved in the secondary trading of Tokenized HSDT do not comply with applicable law, we or such intermediaries could face enforcement actions or fines or be required to unwind or restructure aspects of the project. These risks could lead to diminished investor confidence, reduced participation in the trading of Tokenized HSDT, and corresponding negative effects on the trading price, volatility and/or liquidity of Traditional HSDT.

Tokenized HSDT would also be subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect our reputation, financial condition, and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the nine months ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Designation of the Series B Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form 8-A, filed on March 24, 2023)
3.5	Corrected Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.6	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed March 15, 2024)
3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 29, 2025)
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8 K filed on April 30, 2025)
3.9	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8 K filed on June 27, 2025)
3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 29, 2025)
10.1	Form of Cash Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8 K filed on September 15, 2025)
10.2	Form of Cryptocurrency Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Form 8 K filed on September 15, 2025)
10.3	Form of Cash Stapled Warrant (incorporated by reference to Exhibit 4.3 to the Form 8 K filed on September 15, 2025)
10.4	Form of Cryptocurrency Stapled Warrant (incorporated by reference to Exhibit 4.4 to the Form 8 K filed on September 15, 2025)
10.5	Form of Strategic Advisory Warrant (incorporated by reference to Exhibit 4.5 to the Form 8 K filed on September 15, 2025)
10.6

Form of Cash Purchase Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on September 15, 2025)

10.7

Form of Cryptocurrency Purchase Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.2 to the Form 8 K filed on September 15, 2025)

10.8	Form of PIPE Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Form 8 K filed on September 15, 2025)
10.9

Strategic Advisor Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. Pantera Capital and Summer Capital (incorporated by reference to Exhibit 10.4 to the Form 8 K filed on September 15, 2025)

10.10

Trading Advisory Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. and Pantera Capital (incorporated by reference to Exhibit 10.5 to the Form 8 K filed on September 15, 2025)

10.11	Sales Agreement, between the Company, Clear Street LLC and Maxim Group LLC, dated as of September 15, 2025 (incorporated by reference to Exhibit 1.1 to the Form 8 K filed on September 15, 2025)
10.12

Form of Master Loan Agreement, dated as of September 18, between Marvel Operations Corp. and the Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on September 18, 2025)

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8 K filed on September 18, 2025)
10.14	Executive Chairman Agreement, dated September 18, 2025, between the Company and Joseph Chee (incorporated by reference to Exhibit 10.3 to the Form 8 K filed on September 18, 2025)
10.15

Employment Agreement by and between Solana Company (Hong Kong) Limited and Joseph Chee effective as of October 30, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on November 5, 2025)

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

SOLANA COMPANY

Dated: November 18, 2025	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Dated: November 18, 2025	By:	/s/ Jeffrey S. Mathiesen
Jeffrey S. Mathiesen
Chief Financial Officer, Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)