Form 10-K
period 2025-12-31
Solana Co
filed 2026-03-31
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $9.10 per share, was approximately $6,191,849. As of March 27, 2026, there were 55,034,047 shares of the registrant’s Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report to the extent described herein.

In this Annual Report on Form 10-K (“Form 10-K”) unless otherwise specified, references to “we,” “us,” “our,” or “the Company” mean Solana Company, formerly known as Helius Medical Technologies, Inc. and its wholly owned subsidiaries, Marvel Operations Corp. (“Marvel”), Solana Company (Hong Kong) Limited (“SCHK”), Helius Medical, Inc. (“HMI”), Helius Medical Technologies (Canada), Inc. (“HMC”) and Revelation Neuro, Inc. (“Revelation Neuro”) unless the context otherwise requires. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s market, strategy, competition, capital needs, business plans and expectations. All statements contained in this Form 10-K, other than statements of historical facts, that address events or developments that the Company expects to occur, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other comparable terminology.

The forward-looking statements in this Form 10-K include but are not limited to statements relating to: expected benefits and implementation of our digital asset treasury strategy; expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth; the potential tokenization of our Class A common stock; the anticipated terms of custody arrangements; prospects and potential benefits of the Solana Foundation; our future growth and operational progress; our compliance with Nasdaq requirements; the impacts of the current global macroeconomic environment on our sufficiency of cash and availability of funds and operating costs; expected enrollment, developments and future plans regarding regulatory entities; receipt of prescriptions and progress of commercialization of the Portable Neuromodulation Stimulator (“PoNS”) device in the United States; our ability to receive adequate reimbursement coverage under Medicare, Medicaid or under other insurance plans, clinical development plans, product development activities, plans for U.S. Food and Drug Administration (“FDA”), filings and their subsequent approvals, other foreign or domestic regulatory filings; the safety and effectiveness of our product; our market awareness; our ability to compete effectively; the ability and limitation of our manufacturing sources; our distribution network; the adequacy of our intellectual property protection; our future patent approvals; our future expenses and cash flow; our ability to become profitable; our future financing arrangements; and any future stock price. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve the our business objectives, expected benefits and implementation of our digital asset treasury strategy, expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth, the impact on the Company of global macroeconomic conditions including effects from supply chain constraints, including risks related to manufacturing delays, logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and high interest rates on our ability to operate our business and access capital markets, the success of our business plan, our operating costs and use of cash, and our ability to achieve significant revenues and other factors discussed in the section entitled “Risk Factors”.

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks, as fully described in “Item 1A. Risk Factors” in this Form 10-K. The principal factors and uncertainties include, among others:

●	Investors could lose confidence in our financial reports, and the value of our Class A common stock may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm;
●	We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction;
●	Our Solana strategy exposes us to various risks, including the risks associated with Solana being a highly volatile asset, Solana not paying interest or dividends, our Solana holdings having the potential to significantly impact our financial results and the market price of our common stock, our assets being concentrated in Solana, our purchase Solana using primarily proceeds from equity and debt financing, our treasury strategy not being tested over an extended period of time or under different market conditions, counterparty risks, including in particular risks relating to exchanges where we intend to purchase Solana and our custodians, which could adversely impact the adoption rate, price, and use of Solana;
●	This is the first digital asset treasury strategy for the Company and our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our treasury strategy and Solana holdings;
●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations;
●	Our Solana strategy subjects us to enhanced regulatory oversight;
●	Regulatory change reclassifying Solana as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, and could adversely affect the market price of Solana and the market price of our Class A common stock;
●	We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers;
●	The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction;
●	Digital asset lending arrangements may expose us to risks of borrower default, operational failures and cybersecurity threats;
●	Staking Solana may limit our liquidity and restrict our ability to access capital in a timely manner;
●	We may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking Solana;
●	Decentralized finance arrangements and smart contract-based protocols expose us to risks of asset loss, operational failure, and cybersecurity vulnerabilities;
●	We may make, or otherwise be subject to, trade errors;
●	The tax treatment of decentralized finance activities is uncertain and evolving, and adverse tax determinations could materially affect our financial condition and results of operations;
●	Stablecoins used in our operations are subject to de-pegging, issuer, and regulatory risks that could result in material losses;
●	Our financial results and the market price of our Class A common stock may be affected by the prices of Solana;
●	Due to the unregulated nature and lack of transparency surrounding the operations of many Solana trading venues, Solana trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in Solana trading venues and adversely affect the value of our Solana;
●	The concentration of our Solana holdings enhances the risks inherent in our Solana strategy;
●	We face risks relating to the use of third-party exchanges in connection with our Solana strategy;
●	We face risks relating to the custody of our Solana tokens, including the loss or destruction of private keys required to access our Solana tokens and cyberattacks or other data loss relating to our Solana tokens, including smart contract related losses and vulnerabilities;
●	Our Solana holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents;
●	If we or the third parties with whom we work experience a security breach, cyber incident, or vulnerability impacting our systems or our data, or if unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected;
●	The Blockchain protocols, including some of the networks and protocols of the Solana tokens we hold, are supported by foundations and/or founding teams that may influence the development of our the Blockchain protocols and could adversely affect the value of the Solana tokens we hold in our treasury;
●	We face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations;
●	We face other risks related to our Solana treasury reserve business model;
●	The Tokenization of our Class A common stock could introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences;
●	We will require additional financing to carry out our plan of operations, and failure to obtain such financing may cause our business to fail;
●	Global macroeconomic conditions remain volatile and uncertain due in part to geopolitical conflicts, banking and financial markets disruptions, supply chain disruptions, labor shortages, high inflation, high interest rates and various trade restrictions, and any adverse impacts of such conditions could significantly harm our business or negatively affect our ability to obtain financing;
●	Our controls and security measures may not be successful in avoiding cybersecurity incidents;
●	We currently only have one product, the PoNS device, which is authorized for commercial distribution in Canada, Australia, and in the U.S. for treatment of MS, and we have not obtained authorization and/or certification to distribute the PoNS device commercially in Europe or in the U.S. for other indications and may never obtain such authorizations and/or certifications;
●	We are reliant on third-party, single-sourced contract manufacturing, exposing us to risks that could delay our sales or result in higher costs or lost product revenues including additional related risks resulting from the transition of our manufacturer;
●	We may be subject to various litigation claims and legal proceedings, including intellectual property litigation, which may adversely affect our business;
●	We face ongoing government scrutiny and regulation in connection with the development of product candidates and following marketing authorization and/or certification;
●	Our Class A common stock is subject to various challenges that could cause its value to decrease; and
●	We face various tax risks that could negatively affect our ability to conduct our business.

PART I

ITEM 1.BUSINESS

Overview

We are a listed digital asset treasury (“DAT”) dedicated to acquiring and holding Solana tokens (“SOL”). Solana Company’s DAT objective is to maximize SOL per share through strategic use of capital markets and onchain opportunities, offering public market investors direct exposure to Solana.

Strategic digital asset reserves like SOL lay the groundwork for a future where global payments, credentialing, and personalized learning can be powered by decentralized infrastructure, enhancing how we grow our company. We believe that Solana represents a uniquely scalable, high-performance blockchain platform that aligns with our long-term vision of integrating innovative technologies into our services. By investing in and participating in the Solana ecosystem, we aim to both enhance our digital asset treasury strategy and create strategic optionality for product innovation in our core business.

We are, to a lesser extent, also a neurotechnology company focused on neurological wellness.

Digital Asset Treasury

In September 2025, we adopted a digital asset treasury strategy centered on acquiring SOL and began repositioning a substantial portion of our balance sheet around that strategy. We expect the digital asset treasury strategy to be our principal strategic focus. Our assets are expected to remain concentrated primarily in SOL. Our  objective is to increase long-term shareholder value by increasing the amount of SOL underlying each share, generating yield on treasury assets where appropriate, and using public-market financing and treasury tools in a disciplined manner to compound net asset value (“NAV”) over time.

Unlocked and Locked SOL

We hold SOL, which consist of both unrestricted tokens (“Unlocked SOL”),  which unless qualified otherwise, Unlocked SOL shall only refer to unrestricted SOL tokens that are readily transferrable onchain on the Solana network or staked SOL subject to the normal unbonding period, and restricted tokens subject to contractual lock‑up (“Locked SOL”). Locked SOL tokens are subject to contractual and onchain restrictions (“Smart Contracts”) that limit our ability to withdraw, transfer, or otherwise direct the use of the tokens until specified unlock conditions are met. The Locked SOL are subject to relatively even monthly unlocks through January 2028. We continue to benefit from staking rewards earned on Locked SOL.

Investment Objective and Capital Allocation Framework

We believe SOL is a strategically differentiated digital asset within public markets. We believe SOL remains earlier in its institutional treasury adoption curve than Bitcoin, at 4% of Bitcoin market capitalization and 1% of SOL held by institutions compared to 16% for Bitcoin as of year-end, while also offering a native yield component through staking and broader opportunities for deployment across the Solana ecosystem. Our treasury strategy is designed around those attributes.

We expect to manage our balance sheet with the goal of improving long-term per-share exposure to SOL. That may include issuing equity, preferred securities, or debt when we believe the cost of capital is attractive relative to the value of the assets acquired; purchasing SOL in the open market or through negotiated transactions; staking treasury assets; and, where appropriate, monetizing a portion of treasury holdings to support operations, opportunistic capital allocation, or other corporate purposes, including legally permissible share repurchases authorized by our Board of Directors.

We may also use derivatives, structured products, or other risk management tools in connection with treasury management. Any such decisions will depend on market conditions, liquidity needs, treasury performance, volatility, counterparty terms, macroeconomic considerations, and the timing and structure of capital raising activity.

How the Company Intends to Build SOL Exposure

Accumulating, holding, and managing a SOL-denominated treasury is central to our current business model. We expect treasury growth to come from a combination of initial capital raised in public and private offerings of our securities when deemed accretive, internally generated cash flow from treasury activities, and other strategic opportunities that may arise within the SOL ecosystem.

We expect future capital decisions to be shaped by the relationship between our public market valuation and the NAV of our SOL holdings, as well as by prevailing volatility, credit conditions, and investor demand for various security types. For example, periods of elevated volatility may improve the attractiveness of certain convertible or structured instruments, while strong equity market conditions may favor common equity issuance. We may also seek to acquire SOL below prevailing spot prices through negotiated transactions, over-the-counter purchases, strategic partnerships, or other arrangements.

We expect to periodically disclose treasury-related metrics, including SOL holdings and other information relevant to NAV. NAV is expected to reflect the fair market value of SOL and other treasury assets, including cash, stablecoins, and other digital assets, net of liabilities, using pricing derived from our principal market.

Treasury Productivity and Active Management

We do not intend to treat our treasury solely as a static reserve. We expect to pursue a range of treasury productivity measures intended to increase the economic utility of held SOL while maintaining a risk management framework appropriate for a public company.

These measures may include native staking, liquid staking, institutional lending arrangements, and selected traditional finance and decentralized finance (“DeFi”) strategies. We may also establish additional vehicles, structures, or accounts to support specialized treasury activities, subject to legal, accounting, operational, and market constraints. Counterparties are expected to include institutional digital asset trading firms, market makers, custodians, staking providers, and other service providers selected based on execution quality, credit profile, economics, and operational reliability.

We may from time to time employ options-based strategies designed to generate premium income, improve entry prices, or define downside risk. These strategies may include covered calls, cash-secured puts, collars, or structured yield products tied to SOL price performance. We may also engage in basis or other relative-value strategies when we believe the risk-adjusted return profile is attractive.

Staking and Yield Generation

A substantial portion of our SOL treasury is staked. Through staking, we participate in SOL’s proof-of-stake system as a delegator and earn rewards generated by network participation. We have delegated across a combination of white-label validator arrangements and other third-party validators that we believe offer strong performance, uptime, economics, and operational reliability. We expect to diversify delegation across multiple operators in order to reduce operational concentration and improve overall treasury resilience. We are currently in preliminary stages of exploring the buildout of our own validator service and we may self-validate in the future.

We expect staking yield to arise from inflationary rewards, transaction and priority fee economics, and other validator-related economics available within the Solana network. Validator relationships may be periodically reallocated based on performance and treasury objectives. We may also negotiate custom arrangements with validator operators, infrastructure providers, or protocol teams where we believe those arrangements may improve economics or strategic alignment.

We have a strategic roadmap to invest in a new low-latency cluster across the Asia-Pacific region, beginning with nodes connecting Seoul, Tokyo, Singapore, and Hong Kong. This infrastructure buildout is designed to drive staking and validation, support ecosystem development in the region, and diversify our revenue streams. The buildout is designed to serve market makers, high-frequency traders, exchanges, and traditional finance partners, and is expected to include DeFi, liquid staking, AMM, RPC, and execution services for our institutional partners in the region.

Beyond staking, we believe there are scalable yield opportunities in both institutional and decentralized markets. Traditional finance opportunities may include institutional lending, covered call programs, and basis trading. DeFi opportunities may include supplying SOL to decentralized lending protocols, using liquid staking tokens, and providing liquidity to certain onchain venues. We expect any DeFi allocation to begin conservatively and remain subject to ongoing review of smart contract risk, liquidity risk, governance risk, and operational controls.

We have a collaboration with Anchorage Digital and Kamino to enable borrowing against natively staked SOL held in qualified custody for deployment into onchain protocols on Solana. Under the structure, Anchorage Digital acts as collateral manager for our natively staked SOL, allowing us to earn staking rewards while simultaneously unlocking borrowing power on Kamino, all while our assets remain in a segregated custody account at Anchorage Digital Bank.

Liquidity and Treasury Risk Management

Because a large portion of our assets may be staked or otherwise deployed, liquidity management is a core element of the treasury strategy. Native staking on Solana generally involves an unstaking or deactivation period before assets can be freely transferred, and under normal network conditions that process may take approximately 48 hours, although it could take longer depending on network conditions. As a result, we expect to maintain a portion of treasury assets in unstaked SOL, cash, stablecoins, or other liquid forms in order to meet near-term obligations and preserve flexibility.

We also expect to use liquid staking tokens (“LSTs”) selectively. LSTs may allow us to continue earning staking-related economics while retaining greater liquidity and broader usability across Solana-based applications. We expect the mix between native staking, liquid staking, and unencumbered treasury assets to vary over time depending on market opportunities, cash needs, collateral requirements, and overall risk tolerance.

We may also use capital markets activity to support liquidity, including at-the-market programs, debt instruments, preferred securities, structured products, and other financing tools. Where derivatives are used, we will need to manage associated margin, collateral, and cash flow variability. Liquidity decisions are expected to reflect both treasury optimization and our broader corporate obligations.

Custody, Control, and Safeguarding of Assets

We expect substantially all of our SOL to be held with multiple U.S.-based regulated third-party custodians selected for institutional security, operational controls, and service quality. A nominal operational balance may be maintained in a hot wallet for limited working purposes, but we expect the vast majority of treasury assets to remain in custody. We currently hold all of our SOL with two custodians. Our custodial arrangements generally include standard storage and transaction fees, one- to three-year contractual terms, termination rights, and restrictions prohibiting custodians from rehypothecating or otherwise using our SOL.

We expect our custodians to maintain institutional-grade security procedures, including offline key generation, strict approval workflows, cold storage, geographic redundancy, and independent assessments consistent with SOC-type control frameworks. Although we believe these arrangements are designed to reduce key management and operational risk, no custody arrangement can eliminate the possibility of theft, security failure, service interruption, insolvency, or legal uncertainty with respect to custodially held digital assets.

Solana as the Treasury Asset

SOL is the native token of the Solana network and serves both as the staking asset securing the network and as the token used to pay transaction fees. New SOL enters circulation primarily through inflationary rewards distributed to validators and delegators. SOL’s monetary design currently includes a declining inflation schedule moving toward a long-term floor, while staking yield also reflects transaction and priority fee economics and other network-level activity. The circulating supply of SOL may also be affected over time by unlock schedules and other market dynamics.

We believe Solana is one of the most important public blockchain networks in the market today. We believe Solana’s distinguishing features include high throughput, low latency, parallelized execution, and an architecture designed to scale with advancements in hardware and bandwidth over time. Solana processes nearly 1,000 transactions per second with less than 400 millisecond block times, which compares to Bitcoin at less than 10 transactions per second and roughly 10-minute block times and Ethereum at less than 30 transactions per second and 12-second block times. We also believe Solana has achieved meaningful adoption across decentralized exchange activity, payments, stablecoins, real-world asset tokenization, gaming, social applications, and broader decentralized finance. Major global financial platforms including Stripe, Paypal, and Western Union have launched payments and stablecoin efforts on Solana. We believe Solana’s clear emphasis on stablecoin based payments, the development of onchain digital capital markets via tokenization, growing institutional adoption, and integration of artificial intelligence agents are expected to drive widespread adoption within the Solana ecosystem and support the long-term value of SOL. A growing number of asset managers, including Apollo Global and Franklin Templeton, have conducted tokenized asset issuance on Solana. According to Blockworks, a financial media and information platform focused on digital assets, Solana has facilitated almost 98% of tokenized equities spot volume, showing that Solana is the number one chain where tokenized equities actually move. According to the Developer Report, it is the chain with the most net new developers since the beginning of 2024.

We further believe SOL differs from non-yielding digital assets because it can be economically productive through staking and other treasury applications. We believe those characteristics make SOL particularly well-suited for a public balance sheet strategy, although there can be no assurance that market participants will continue to value SOL accordingly.

Network, Ecosystem, and Concentration Risk

Our strategy is highly dependent on the continued functionality, adoption, and market value of SOL and the Solana network. Any material adverse development affecting Solana, including software failures, governance disputes, trading venue disruptions, smart contract exploits, validator concentration, custody failures, adverse regulation, or a sustained decline in network activity or public perception, could materially and disproportionately harm our Company. Because our treasury is expected to remain concentrated primarily in SOL, we are exposed to substantial asset concentration risk.

Solana has experienced performance disruptions in the past, and future disruptions remain possible. Major technical upgrades, including proposed changes to Solana’s consensus or validator architecture, could improve network performance but may also introduce implementation risk. Our ability to transfer, stake, monetize, or otherwise deploy SOL may also be impaired by outages, congestion, cyber incidents, service provider failures, or closures affecting custodians, exchanges, counterparties, or other infrastructure on which we depend.

Competitive Positioning

We operate within an emerging group of public companies using digital assets as a primary treasury strategy. We believe competition in this sector is likely to increase as additional companies adopt asset-specific treasury models and seek to differentiate through asset selection, financing strategy, yield generation, operational execution, and ecosystem relationships. We believe our concentrated focus on SOL, together with our intended use of staking, capital markets tools, and ecosystem engagement, positions us differently from more passive treasury vehicles. At the same time, the competitive landscape remains fluid, and larger or better-capitalized participants may emerge over time.

Relationship with the Solana Ecosystem

We and certain of our investors have entered into a non-binding letter of intent with the Solana Foundation establishing a framework for potential collaboration. Under the principal contemplated terms, we would conduct our onchain activity on Solana, support institutional partnership referrals, and participate in initiatives intended to highlight Solana’s capabilities, including events, roundtables, and ecosystem programming. The letter also contemplates a potential option for us, subject to specified conditions, to purchase a defined quantity of SOL at a discount. We view this framework as consistent with our role as a long-term institutional advocate for the Solana ecosystem, although the arrangement is non-binding and may not result in definitive transactions on the terms described, or at all.

PoNS Therapy Operations

Following our adoption of our digital asset treasury strategy in September 2025, we continue to operate, to a lesser extent, our neurotechnology and medical device business. The purpose of this business is to develop, license or acquire non-implantable technologies targeted at reducing symptoms of neurological disease. Our product, known as the Portable Neuromodulation Stimulator, or PoNS®, is an innovative non-implantable medical device, inclusive of a controller and mouthpiece, which delivers mild electrical stimulation to the surface of the tongue to provide treatment of gait deficit and chronic balance deficit. PoNS Therapy is integral to the overall PoNS solution and is the physical therapy applied by patients during use of the PoNS device. PoNS has marketing clearance in the U.S. for use in the U.S. as a short-term treatment of gait deficit due to mild-to-moderate symptoms for multiple sclerosis (“MS”) and is to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over by prescription only. We began accepting prescriptions for PoNS in the U.S. in March 2022, and commercial sales of PoNS commenced in April 2022. PoNS is authorized for sale in Canada for three indications: (i) as a short term treatment (14 weeks) of chronic balance deficit due to mild-to-moderate traumatic brain injury, or mmTBI, and is to be used in conjunction with physical therapy; (ii) as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from MS and it is to be used in conjunction with physical therapy; and (iii) for use as a short term treatment (14 weeks) of gait deficit due to mild and moderate symptoms from stroke, to be used in conjunction with physical therapy. It has been commercially available in Canada since March 2019. PoNS is authorized for sale as a Class IIa medical device in Australia and we have been seeking a business partner to commercialize and distribute PoNS in Australia.

PoNS Device

The PoNS device is a non-implantable medical device comprised of a controller and a mouthpiece that are connected by a cord. The controller is worn around the neck and the mouthpiece sits on the tongue during treatment. PoNS Therapy utilizes the PoNS device in conjunction with supervised therapeutic exercise. The PoNS Therapy consists of condition specific exercises for movement control, including balance and gait training and breathing and awareness training, which are tailored to focus on the individual patient’s functional deficits. The PoNS Therapy is completed over a period of 14 weeks. During the first 2 weeks, the PoNS Therapy is mostly administered in a rehabilitation or physical therapy clinic by a PoNS trained therapist and, to a lesser extent, performed at home. The remaining 12 weeks are completed at home with weekly clinic visits to monitor rehabilitation progress, assess improvements and ensure the therapy intensity remains appropriate. When the device is on, the 143 gold-plated electrodes on the mouthpiece send mild electrical signals to the tongue. These impulses stimulate sensory nerves in the tongue that have direct pathways to the brain, through the brain stem. The combination of mild stimulation with supervised therapeutic exercise promotes neuromodulation and likely triggers neuroplastic effects, which potentially lead to functional improvements in balance and gait. During each clinic visit and at the end of the 14-week therapy, the clinic downloads and reviews the PoNS usage data from the device. This usage data in combination with details of completed treatment assessments gives the clinician and the patient a unique and powerful method to assess treatment progress. The patient initiates their PoNS Therapy sessions with the PoNS device initially under the supervision of the clinicians, then through regular check-ins.

In August 2021, we received Breakthrough Designation from the U.S. Food and Drug Administration (“FDA”) for the PoNS device as a potential treatment for dynamic gait and balance deficits due to symptoms from stroke, to be used as an adjunct to a supervised therapeutic exercise program in patients 22 years of age and over. In July 2021, we announced the positive outcome of our PoNS Stroke Registrational Program and, in September 2025we filed a FDA 510(k) submission for the PoNS device label expansion seeking an indication for gait deficit in patients with chronic stroke symptoms. The submission was made with data generated in our Stroke Registrational Program and was filed under our current FDA Breakthrough Device Designation. We are awaiting a determination from the FDA.

Government Regulation

Our operations are subject to extensive and evolving regulation in the United States and other jurisdictions. As a publicly traded company whose principal business strategy involves the acquisition and holding of SOL as a digital asset treasury, our regulatory obligations are primarily governed by federal securities laws, digital asset regulatory frameworks, and AML and sanctions compliance requirements. We actively monitor regulatory developments and seek to conduct our operations in a manner consistent with applicable law, our public company disclosure obligations, and our internal governance policies.

Regulatory frameworks applicable to digital assets in the United States continue to evolve. In January 2025, the SEC established a dedicated Crypto Task Force with a mandate to evaluate policy approaches for digital assets, including registration pathways, disclosure frameworks, and asset classification. Also in January 2025, the President of the United States issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked certain prior executive orders and directed federal agencies to engage in the development of a coordinated regulatory framework for digital assets. The executive order also prohibited the establishment, issuance or promotion of a central bank digital currency and established a President’s Working Group on Digital Asset Markets tasked with proposing federal regulatory recommendations within a specified period. These initiatives coincided with a broader shift in regulatory emphasis from enforcement toward clarity, including the dismissal of certain prior enforcement actions and the revision of accounting guidance that had previously posed impediments to institutional digital asset holdings. In addition, Congress has passed legislation affecting digital asset markets, including legislation establishing comprehensive regulatory standards for stablecoins, which was signed into law in July 2025.  The Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) establishes comprehensive regulatory standards for stablecoins, including a one-for-one reserve backing requirement and a dual federal and state supervisory regime for stablecoin issuers. In March 2026, the SEC and CFTC issued joint interpretive guidance (the “Release”) indicating that certain digital assets, including SOL, may be characterized as “digital commodities” and that certain related activities, including staking and secondary market transactions, may not constitute securities transactions under specified circumstances. However, the Release does not constitute formal rulemaking and does not have the force of law, and the regulatory characterization of SOL and related activities therefore remains subject to ongoing development.

While these developments may contribute to increased clarity regarding the regulatory treatment of certain digital asset activities, the regulatory environment remains complex and subject to change. Regulatory authorities continue to assess and refine their approaches to digital asset classification, market structure and compliance expectations. There can be no assurance that future regulatory actions will be consistent with current interpretations or that such developments will benefit the Company’s operations or strategic objectives.

As a publicly traded company, we are subject to the reporting, disclosure, governance, and internal control requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC, including periodic reporting obligations, disclosure controls and procedures, internal control over financial reporting, and applicable stock exchange listing standards. Our digital asset holdings and treasury activities are reflected in our financial statements in accordance with applicable accounting standards and SEC guidance, which remain subject to development and change.

Our digital asset treasury activities and participation in DeFi protocols may be subject to AML and sanctions laws and regulations, including requirements administered by the Financial Crimes Enforcement Network (“FinCEN”) under the Bank Secrecy Act and economic sanctions programs administered by the Office of Foreign Assets Control (“OFAC”). We maintain policies and procedures designed to support compliance with applicable requirements and to mitigate the risk of facilitating prohibited activities.

We are subject to federal and state data protection and privacy laws governing the collection, use, storage, and security of personal information, as well as SEC disclosure requirements relating to cybersecurity incident reporting and risk management. Compliance with these requirements may necessitate additional safeguards and increase our operating costs.

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

On March 11, 2025, we obtained a Certificate of Formation for Revelation Neuro with the Secretary of State of Texas.

On September 5, 2025, we obtained a Certificate of Incorporation for Marvel with the Secretary of State of Delaware.

On September 26, 2025, we changed our name from Helius Medical Technologies, Inc. to Solana Company with the Secretary of State of Delaware.

On October 24, 2025, we obtained articles of incorporation for SCHK with the Registrar of Companies Hong Kong Special Administrative Region.

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

Corporate Information

Our principal executive offices are located at 642 Newtown Yardley Road, Suite 100, Newtown, PA 18940 and our telephone number is 215-944-6100. We maintain a corporate website at www.solanacompany.co. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as its reasonably practicable after we electronically file such material with, or furnish such material to the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into this Form 10-K. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Human Capital Resources

As a digital asset treasury and neurotechnology company, our human capital is important to the long-term success of our company.

Our People

We believe our diverse workforce is comprised of engaged individuals with appropriate qualifications and competencies to support our growth. Our senior management team has an average of over 25 years of professional experience focused in the treasury, financial and medical device markets and public company management.

As of December 31, 2025, we had 21 full-time employees, of which 18 are located in the United States, two are located in Canada and one is located in Hong Kong. None of our employees were covered by collective bargaining agreements. We have not experienced any interruptions of operations due to disputes with our employees.

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

Risks related to our Solana Treasury Strategy

Our Solana strategy exposes us to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Solana is a highly volatile asset.

Solana is a highly volatile asset that has traded below $100 per Solana and above $240 per Solana on the Coinbase exchange (a major U.S.-based crypto exchange) in the 12 months preceding the date of this Annual Report on Form 10-K. The trading price of Solana significantly decreased during prior periods, and such declines may occur again in the future.

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

Our Solana holdings may significantly impact our financial results and the market price of our Class A common stock.

Our Solana holdings may significantly affect our financial results and if we increase our overall holdings of Solana in the future, may have an even greater impact on our financial results and the market price of our Class A common stock.

Our assets are concentrated in Solana.

The vast majority of our assets are concentrated in our Solana holdings. The concentration of our assets in Solana may limit our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets.

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

We implemented our Solana treasury strategy following the closing of our private placement in September 2025. We intend to continually examine the risks and rewards of our strategy to acquire and hold Solana. This strategy has not been tested over an extended period of time or under different market conditions. If Solana prices were to decrease or our Solana strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock would be materially adversely impacted.

We are subject to counterparty risks, including risks relating to exchanges where we may purchase Solana and our custodians where we hold our Solana.

Although we have implemented various measures that are designed to mitigate our counterparty risks, including purchasing Solana through reputable U.S.-based third-party and other well-known exchanges with industry standard policies and procedures and by storing substantially all of the Solana we own in custody accounts at U.S.-based, institutional-grade custodians and we having negotiated contractual arrangements intended to establish that our property interest in custodially-held Solana is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held Solana were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such Solana, or delaying or hindering our access to our Solana holdings, and this may ultimately result in the loss of the value related to some or all of such Solana, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

SOL faces unique technical, governance and concentration risks that could materially affect its long-term viability.

SOL is a high-throughput Layer 1 blockchain with architectural features that differ significantly from other blockchains, such as Ethereum. While these features allow for rapid processing of transactions, they introduce risks that could adversely impact the value of SOL and the stability of the SOL network. Historically, SOL has suffered network outages, slow operations and validator coordination failures. If such challenges were to persist, the confidence of the SOL development community and its users will be adversely affected, which could cause a rapid decline in the value of SOL.

SOL validators are relatively small in number, which may lead to coordinated censorship.

SOL requires high-performing computing hardware and internet connectivity to operate a validator node. These substantial infrastructure demands create a barrier of entry for validators, leading to a high concentration of validators that must be well capitalized. A significant portion of staked SOL tokens may be delegated to a few validators, resulting in a centralized block production environment.

Our Solana validator reward yield is expected to decline over time and could have a material adverse effect on our financial results.

Solana’s current protocol distributes rewards to validators based on a declining inflation model. This model reduces the total amount of Solana rewards available to distribute to validators by 15% each year until it reaches a long-term rate of 1.5%. A significant reduction in validator reward yield could negatively impact our business and results of operations.

This is the first digital asset treasury strategy for the Company and our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our treasury strategy and Solana holdings.

We have recently implemented our digital asset treasury strategy. Because we are only beginning to enact our treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of Solana. The price of Solana has historically been subject to dramatic price fluctuations and is highly volatile.

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

Our Solana treasury strategy exposes us to risk of non-performance by counterparties.

Our Solana treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of Solana, a loss of the opportunity to generate funds, or other losses.

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

If Solana is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of Solana and in turn adversely affect the market price of our Class A common stock. Moreover, the risks of us engaging in a Solana treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict in the Middle East. While we have implemented or intend to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our Solana through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our Solana from bad actors that have used Solana to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Solana by us may be restricted or prohibited.

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

Regulatory change reclassifying Solana as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, and could adversely affect the market price of Solana and the market price of our Class A common stock.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this Form 10-K.

A significant portion of our assets is concentrated in our Solana holdings. In March 2026, the SEC and CFTC issued the Release indicating that certain digital assets, including SOL, may be characterized as “digital commodities” and that certain related activities, including staking and secondary market transactions, may not constitute securities transactions under specified circumstances. However, the Release does not constitute formal rulemaking and does not have the force of law, and the regulatory characterization of SOL and related activities therefore remains subject to ongoing development.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. Furthermore, if Solana is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of Solanas that constitute investment assets under the 1940 Act. These steps may include, among others, selling Solanas that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our Solanas at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if Solana is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of Solana and in turn adversely affect the market price of our Class A common stock.

In the future we may expand our business beyond the Solana treasury strategy and PoNS system operations to include other income streams and otherwise generate funds using our Solana holdings, including acquiring interests in other entities. At this time, we do not have any definitive agreements or plans in place to expand beyond acquiring and holding Solana. However, if we do acquire minority interests in other entities, this could lead to our classification as an “investment company”, which would subject us to additional regulatory controls and could have a material adverse impact on our results of operations.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our Solana treasury strategy, our use of leverage, the manner in which our Solana is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our Solana holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding Solana.

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

Although we are not initially planning to lend our digital assets, from time to time, we may generate income through lending of digital assets, which carries significant risks. The volatility of such digital assets increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. These lending transactions may be unsecured and so may be subordinated to secured debt of the borrower. If a borrower becomes insolvent, we may be unable to recover the loaned digital asset, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned digital asset. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

We will be subject to significant competition in the growing digital asset industry and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

We operate in a competitive environment and compete against other companies and other entities with similar strategies, including companies with significant holdings in Solana and other digital assets, and our business, operating results, and financial condition may be adversely affected if we are unable to compete effectively.

SOL is subject to technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols.

The digital asset ecosystem is characterized by rapid technological innovation, short development cycles, and intense competition among Layer 1 blockchains and related infrastructure providers. SOL faces intense competition among existing protocols, such as Aptos and Sei, and new entrants that are currently being developed. Competitors may offer superior scalability, security, interoperability, decentralization, programmability and adoption, and may attract developers away from the SOL ecosystem. Advancements in AI and blockchain technology are likely to accelerate the development of such protocols, including the development of additional networks that natively integrate AI into consensus mechanisms and other core features. If SOL is unable to evolve to address such increased competition or if Layer 2 networks believe that SOL’s core technology stack is outdated or less attractive compared with other Layer 1 networks, SOL may be considered technologically obsolete by the next-generation of protocols. The decline in the SOL network would materially impact the market value of SOL and adversely affect the value of our SOL treasury holdings and our stock price.

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

In addition, a portion of our SOL holdings may be subject to longer-term lock-up restrictions or otherwise considered “locked” for accounting and operational purposes. We may not be able liquidate these positions in a timely manner and may need to sell at a discount to unrestricted SOL traded on exchanges.

For purposes of financial reporting, digital assets are generally measured at fair value, and such fair value is not typically adjusted to reflect restrictions on transferability, including lock-up or unbonding periods associated with staked or otherwise restricted SOL. As a result, the carrying value of our SOL holdings may not reflect the reduced liquidity associated with staking restrictions. If we need to liquidate our Solana holdings to meet operational requirements, satisfy obligations, or respond to adverse market conditions, the inability to rapidly access staked tokens could adversely affect our financial condition, results of operations, or cash flows. Furthermore, because staking rewards are paid in additional Solana tokens, rather than cash, our ability to convert those rewards into fiat currency may depend on prevailing market liquidity and trading volumes for Solana, which could be volatile or insufficient at times.

We may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking SOL.

The U.S. federal income tax treatment of rewards from staking digital assets such as SOL remains uncertain and is currently under the subject of debate and regulatory attention. Under current guidance by the IRS, staking rewards are generally treated as ordinary income upon receipt, although additional guidance is expected pursuant to the President’s Working Group July 2025 report “Strengthening American Leadership in Digital Financial Technology.” If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SOL, we could be subject to increased audits by the IRS and additional tax liabilities.

Decentralized finance arrangements and smart contract-based protocols expose us to risks of asset loss, operational failure, and cybersecurity vulnerabilities.

We may, from time to time, engage in decentralized finance ("DeFi") activities involving SOL. DeFi protocols are typically governed by software code and operate in decentralized environments without centralized intermediaries. While these protocols are generally designed to reduce certain forms of counterparty risk, they introduce risks associated with the underlying code, system design, and network infrastructure. Smart contracts and decentralized applications may contain bugs, vulnerabilities, or design flaws that could be exploited by malicious actors, potentially resulting in the loss, theft, or inaccessibility of SOL. Because transactions executed on blockchain networks are generally irreversible, losses resulting from smart contract exploits or coding errors may be permanent and unrecoverable. Certain smart contracts may also include administrative controls, upgradeability features, or governance mechanisms that could be exercised in ways that introduce unexpected behavior, including asset freezes, protocol changes, or unintended transfers.

In addition, DeFi protocols are subject to risks arising from market volatility, liquidity constraints, and liquidation mechanisms, particularly where SOL is used as collateral or provided as liquidity. Adverse market conditions, network congestion, or oracle failures or manipulation — including deliberate manipulation of price feeds by malicious actors to trigger liquidations or exploit protocol mechanics — may increase the likelihood of forced liquidations or losses. DeFi protocols may also be subject to governance attacks, protocol upgrades, or other changes that could adversely affect their functionality or economic terms.

DeFi ecosystems generally operate on a permissionless and pseudonymous basis, and participants may not know the identity of counterparties interacting with a given protocol. As a result, despite the use of monitoring and compliance tools, we may inadvertently interact with protocols or counterparties associated with illicit activity, sanctions risks, or other compliance concerns, including potential exposure under regulations administered by the Office of Foreign Assets Control ("OFAC"), the Financial Crimes Enforcement Network ("FinCEN"), or other applicable authorities.

There can be no assurance that the smart contracts, decentralized applications, or other blockchain-based systems we use or rely upon will function as intended or remain secure. Any failure, exploit, or disruption of such systems could result in the loss of digital assets and could have a material adverse effect on our business, financial condition, and results of operations.

We may make, or otherwise be subject to, trade errors.

We may make, or otherwise be subject to, trade errors. Errors may occur with respect to trades in SOL or other digital assets executed on our behalf, including through DeFi protocols, onchain execution environments, or other trading venues. Trade errors can result from a variety of situations, including the purchase or sale of the wrong asset, execution of incorrect quantities, failures of automated or algorithmic trading systems, or erroneous interactions with smart contracts. Because transactions executed on blockchain networks are generally irreversible, trade errors occurring in onchain environments may not be correctable after execution, and resulting losses may be permanent. Trade errors can result in losses that could be material. To the extent that an error is caused by a third party, we may seek to recover associated losses, although there may be contractual limitations on any such recovery, and the irreversible nature of onchain transactions may limit the practical remedies available to us.

The tax treatment of decentralized finance activities is uncertain and evolving, and adverse tax determinations could materially affect our financial condition and results of operations.

The tax treatment of DeFi activities — including liquidity provision, lending, borrowing, and the receipt of tokens or other digital assets through smart contract-based protocols — is highly uncertain and has not been comprehensively addressed by the IRS or other taxing authorities of the U.S. or other jurisdictions where we may operate. It is unclear, among other things, whether and when particular DeFi transactions give rise to taxable income or gain, how tax basis should be determined for digital assets received through DeFi protocols, and how existing tax principles applicable to traditional financial instruments and structures apply to DeFi arrangements. Future guidance, legislation, or administrative or judicial determinations may require us to recognize income or gain at times or in amounts different from those we currently anticipate, may impose additional information reporting or withholding obligations, or may result in additional taxes, interest, and penalties. Any adverse tax determination or change in applicable tax law could materially and adversely affect our financial condition and results of operations.

Stablecoins used in our operations are subject to de-pegging, issuer, and regulatory risks that could result in material losses.

We may hold, use, or transact in stablecoins in connection with our DeFi activities, trading operations, or treasury management. Stablecoins are digital assets designed to maintain a stable value relative to a reference asset, typically the U.S. dollar, but there is no guarantee that any stablecoin will maintain its peg at all times or under all market conditions. Stablecoins may lose their peg due to market stress, insufficient or mismanaged reserves, failures in algorithmic stabilization mechanisms, loss of market confidence, or other factors, any of which could result in material losses on stablecoin positions we hold or have deployed in DeFi protocols. Fiat-collateralized stablecoins are also subject to issuer risk, including the risk that the issuer fails to maintain adequate reserves or becomes insolvent or otherwise unable to honor redemption requests at par.

The regulatory treatment of stablecoins is subject to significant uncertainty and ongoing legislative and regulatory development in the United States and internationally. New or proposed legislation and regulation could impose reserve requirements, licensing obligations, redemption mechanics, or other restrictions on stablecoin issuers or users that affect the availability, usability, or value of stablecoins we hold or utilize. Any de-pegging event, issuer failure, or adverse regulatory development affecting stablecoins could have a material adverse effect on our business, financial condition, and results of operations.

Our financial results and the market price of our Class A common stock may be affected by the prices of Solana.

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

Any decrease in the fair value of Solana below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Class A common stock. In addition, the application of generally accepted accounting principles in the United States, with respect to Solana, may change in the future and could have a material adverse effect on our financial results and the market price of our Class A common stock.

In addition, if investors view the value of our Class A common stock as dependent upon or linked to the value or change in the value of our Solana holdings, the price of Solana may significantly influence the market price of our Class A common stock.

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

We have purchased Solana and intend to increase our overall holdings of Solana in the future. We currently hold less than 1% of the total Solana supply. The concentration of our Solana holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Solana treasury strategy. The price of Solana experienced a significant decline in 2022, and any similar future significant declines in the price of Solana could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

We face risks relating to the use of third-party exchanges in connection with our Solana strategy.

We have used or intend to use reputable third-parties exchanges, such as FalconX, Nonco, Wintermute, Anchorage and Coinbase, to purchase Solana for our treasury. As part of our process in determining transactions with third-party exchanges, we search for reputable exchanges that have industry standard policies and procedures in place regarding data security and customer diligence related to anti-money laundering (“AML”), Office of Foreign Assets Control (“OFAC”) and know-your client (“KYC”) rules and regulations. If any of these third-party exchanges no longer meet our standards or if there is a decrease in reputable third-party exchanges, we may need to find additional counterparties and enter into additional agreements that could be on less favorable terms, which could have a material adverse effect on our business, financial condition or the results of our operations.

We face risks relating to the custody of our Solana tokens, including the loss or destruction of private keys required to access our Solana tokens and cyberattacks or other data loss relating to our Solana tokens, including smart contract related losses and vulnerabilities.

We hold our Solana tokens with select regulated custodians that have duties to safeguard our private keys. In light of the significant amount of Solana tokens we anticipate that we will hold, we may need to engage additional custodians to achieve a greater degree of diversification in the custody of our Solana tokens as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our Solana tokens, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our Solana tokens, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, vulnerabilities or legal noncompliance.

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

Solana tokens are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the Solana is held. While the Solana blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Solana held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, accessed by an unauthorized party, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the Solana held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Solana and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For more information on cybersecurity threats, please see the risk factor titled, “If we or the third parties with whom we work experience a security breach, cyber incident, or vulnerability impacting our systems or our data, or if unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.”

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

Our Solana holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the Solana market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our Solana at favorable prices or at all. For example, a number of Solana trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (a major U.S.-based crypto exchange) has, to date, not done so. As a result, our Solana holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, Solana we hold with our custodians and transact with our trade execution partners will not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. For example, U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor in the case of the bank’s insolvency. U.S. broker-dealers are covered by the Securities Investor Protection Corporation, which ensures recovery of the securities by the depositor. In contrast, cryptocurrency custodians do not offer such protections. If a custodian were to become insolvent, it is possible that we face delays or difficulties obtaining our digital assets. Moreover, there have been a number of instances in which custodians have used customer funds to fund their own operations. If that were the case with our custodian and the custodian were to become insolvent and file for bankruptcy, we may not be able to obtain all of the digital assets that we had deposited with the custodian. Even if we were to obtain our digital assets, it may require a considerable amount of time, which could adversely impact our financial stability. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered Solana or otherwise generate funds using our Solana holdings, including in particular during times of market instability or when the price of Solana has declined significantly. If we are unable to sell our Solana, enter into additional capital raising transactions, including capital raising transactions using Solana as collateral, or otherwise generate funds using our Solana holdings, or if we are forced to sell our Solana at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or the third parties with whom we work experience a security breach, cyber incident, or vulnerability impacting our systems or our data, or if unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and our Solana (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work.  Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our business.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.  In particular, severe ransomware attacks are becoming increasingly prevalent —  particularly for companies like ours that are engaged in critical infrastructure or manufacturing — and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of and theft of funds.  Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.  Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences.  While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis.  Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

We have in the past and may in the future experience security incidents. For example, in October 2019, we were the victim of a business email compromise fraud. If any such attack, intrusion or other event were to occur and cause interruptions in our operations in the future, it could result in a material disruption of our development programs for an indeterminate period of time. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or cybersecurity incident was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of the PoNS device or any future product candidate could be delayed. If a cybersecurity incident results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such cybersecurity incidents.

Security breaches and cyberattacks are of particular concern with respect to our Solana. Solana and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Solana ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our Solana in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our Solana;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, class action lawsuits or mass arbitration demands, regulatory, contractual and financial exposure.

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

● regulatory changes could impact our ability to operate validators in the future should we decide to do so or receive rewards;

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

The foregoing factors could lead to disruption in the market for Solana, which could adversely affect the market price of Solana and in turn adversely affect the market price of our Class A common stock.

The Tokenization of our Class A common stock could introduce risks and uncertainties that adversely affect the market for, and the trading price of, our Class A common stock, among other potential consequences.

We are evaluating the feasibility of enabling onchain holding and trading of our Class A common stock (“Tokenized HSDT”). While Tokenized HSDT would provide an additional mechanism for investors to hold and trade shares in the Company, which may improve settlement efficiency and increase accessibility, it could also introduce new risks and uncertainties that could adversely affect the market for, and the trading price of, both Tokenized HSDT and Nasdaq-listed Class A common stock (“Traditional HSDT”).

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

Tokenized HSDT would also be subject to the broader risks associated with digital assets, including cybersecurity, technological failures, and operational risks, which could affect our reputation, financial condition, and operating results. As of March 30, 2026, the Company has not issued Tokenized HSDT.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, and industry standards, as well as policies, contracts and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to enforcement or litigation (including class claims) and mass arbitration demands, fines or penalties, a disruption of clinical trials or commercialization of products, reputational harm, or other adverse business effects.

In the ordinary course of business, we process sensitive information. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, such as various federal, state, local and foreign data privacy and security laws, regulations, guidance, and industry standards as well as external and internal privacy and security policies, contracts and other obligations that apply to data privacy and security and our processing of personal data and the processing of personal data on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors.

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered companies to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Such laws, if they become applicable to us in the future, may significantly impact our business activities, exemplifying the vulnerability of our business to evolving regulatory environment related to personal data and protected health information. Similar laws are being considered in other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations and industry standards govern privacy, data protection, information security and cross-border personal data transfers. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”) impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20,000,000 under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or up to 4% annual total revenue, in each case, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Some jurisdictions have adopted, and others may in the future adopt, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the interruption or degradation of our operations (such as by limiting our ability to conduct clinical trial activities in Europe and elsewhere), the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, the inability to transfer data and work with partners, vendors and other third parties, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have also ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) ) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

In addition, privacy advocates and industry groups have proposed, and may in the future propose, standards with which we are legally or contractually bound to comply. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy notices and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if any of our privacy notices or related materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Furthermore, our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in such technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI technologies, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security (including individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems and practices, as well as those of any third parties that process personal data on our behalf.

Although we endeavor to comply with our applicable privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable obligations related to data privacy and security, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits and inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; temporary or permanent bans or restrictions on all or some processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to Our Financial Position and Need for Capital

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product on terms unfavorable to us.

Our operations to date have principally been financed by public and private offerings of our Class A common stock warrants and convertible debt and exercises of warrants and options. Until we can generate significant revenue from our Solana holdings and product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our Solana holdings, technologies or product, future revenue streams, research programs or product candidates, or otherwise grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our plans for our Solana treasury strategy, our product development or commercialization efforts, or grant rights to develop and market potential future product candidates that we would otherwise prefer to develop and market ourselves. Any of these events could adversely affect our ability to further our Solana treasury strategy, achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Global macroeconomic instability could adversely affect our ability to raise additional financing.

Generally, global macroeconomic conditions remain uncertain, largely due to the effects of geopolitical conflicts in the Middle East, disruptions in the banking system and financial markets, high inflation, sustained high interest rates, and unpredictable trade policies, including U.S. tariffs imposed or threatened to be imposed, any retaliatory actions taken by other countries, and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated, customs regulations and other trade restrictions. Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our Class A common stock.

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

Risks Related to our Reliance on Third Parties

We are, and will continue to be, dependent in significant part on third parties to manage our SOL and outside scientists and third-party research institutions for our research and development in order to be able to commercialize our product.

We have exposure to digital assets through a thirty party investment vehicle, and therefore, rely, and will continue to rely, on such third-party custodian and fund managers to manage our SOL and cannot exercise direct control with respect to that SOL. For example, we hold an investment in a series fund (the “Digital Asset Fund Investment”), a pooled investment vehicle whose sole purpose is to acquire, hold, stake, and manage Locked SOL tokens subject to contractual and protocol-level lock-up restrictions. Our interest represents an membership interest in the Digital Asset Fund Investment and does not constitute direct ownership of the underlying SOL tokens. The underlying locked tokens held in Digital Asset Fund Investment are subject to monthly unlocks at relatively even intervals and amounts with the final unlock in January 2028. Such third-party investment vehicle may determine to cease providing services to us at any time, which would affect our business and results of operations. Additionally, we rely, and will continue to rely, on third-party research institutions, collaborators and consultants. Such third-party research institutions, collaborators and consultants may determine to cease providing services to us at any time, which would delay our product development and commercialization efforts.

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

Risks Related to Government Regulation

Regulatory uncertainty and evolving treatment of digital assets could adversely affect our business.

The regulatory treatment of digital assets such as SOL remains subject to uncertainty. Although recent interpretive guidance from the SEC and CFTC suggests that certain digital assets, including SOL, may be treated as digital commodities rather than securities, such guidance is not binding on courts or other regulatory authorities and may be modified or withdrawn.

If SOL were ultimately determined to constitute a security under U.S. federal or state securities laws, or if transactions involving SOL were deemed to involve the offer or sale of securities, we could become subject to additional registration, reporting, and compliance obligations, as well as restrictions on our ability to acquire, hold, transfer, or dispose of SOL. In such a scenario, certain market participants, including trading venues, custodians, and other service providers, may limit or cease support for SOL, which could reduce liquidity, limit our ability to transact on favorable terms, or require us to seek alternative service providers or restructure aspects of our operations.

Conversely, if SOL is treated as a digital commodity, it may be subject to regulation by the CFTC and other authorities governing commodities markets, as well as evolving requirements applicable to market participants in digital asset ecosystems. Changes in regulatory treatment or the imposition of new rules, interpretations, or enforcement actions could increase our compliance costs, impose operational constraints, or otherwise adversely affect our business, financial condition, and results of operations.

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

[Moreover, in addition to continuing our pursuit of an indication for stroke and mmTBI with the FDA, we are currently considering the development of the PoNS device for other potential indications, including cerebral palsy, Parkinson’s disease, baby boomers balance, and neurological wellness, as well as expanding the label of our current indications.]

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. For example, In January of 2024, FDA issued a final rule to replace the QSR with the adoption of ISO 13485, known as the Quality Management System Regulation (“QMSR”). The new rule went into effect in February 2026.

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

The policies of the Trump Administration and their impact on the regulation of our products in the United States remain uncertain. For example, efforts to reduce the size of government could lead to fewer government personnel and reviewers for our product candidates or product modifications. Any such reduction in the size of review teams could lead to longer review times, fewer opportunities for interactive communications with the FDA, and fewer medical devices being cleared or approved. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business. Moreover, the imposition of tariffs on foreign goods could impact our supply chain leading to fewer suppliers in the marketplace or make it more difficult or expensive to import components or parts needed for our medical devices

Risks Related to our Business Operations

Conflicts of interest may arise because certain of our directors hold, or may in the future hold, a management or board position with Summer Wisdom Holdings Limited and Pantera Capital Management LP.

Pantera Capital Management L.P., a Delaware limited partnership (“Pantera”), and Summer Wisdom Holdings Limited, a Cayman Islands exempted company (“Summer”) are our stockholders and together hold [  ]% of our Class A common stock. From time to time, certain of our directors are, and may become, partners, directors or officers of Summer and

Pantera. In particular, as of the date of this Form 10-K, Joseph Chee serves as our Executive Chair while being a founder of Summer since 2017, and Comso Jiang serves as a member of our Board while being a general partner of Pantera. The interests of such directors in Summer or Pantera, respectively, and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and Summer or Pantera that could have different implications for them and us. On September 15, 2025, we entered into a Strategic Advisor Agreement (the “Strategic Advisor Agreement”) with Pantera Capital and Summer, pursuant to which we engaged each of Pantera and Summer to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of two (2) years, which term automatically renews for successive periods of one (1) year each. Additionally, on September 15, 2025, we entered into a Trading Advisory Agreement (the “Trading Advisory Agreement”) with Pantera, pursuant to which we engaged Pantera to manage the investment of substantially all of ours digital assets, digital asset derivatives, cash and other assets for an initial term of ten (10) years, which term automatically renews for successive periods of one (1) year each, subject to the mutual agreement of us and Pantera. Conflicts of interest could also arise if we enter into any new arrangements with Summer or Pantera in the future.

Worldwide economic and social instability could adversely affect our revenue, financial condition, or results of operations.

The health of the global economy as well as the stability of the social fabric of our society affects our business and operating results. Global economic conditions in recent years have been volatile and disruptive due a number of factors such as geopolitical conflicts including those in Ukraine and in the Middle East, disruptions in the banking system and financial markets, supply chain disruptions, labor shortages, high inflation, sustained high interest rates and unpredictable trade policies, including tariffs, customs regulations and other trade restrictions. These conditions from time to time have, and could in the future, caused or exacerbated significant slowdowns in our industry and in the markets in which we operate, negatively impacting our business and results of operations. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability to purchase our products or to pay for our products on a timely basis, if at all. In addition, adverse economic conditions have impacted and may continue to adversely impact our suppliers’ ability to provide our manufacturer with materials and components, which may negatively impact our business. Furthermore, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities.

If our expenses are greater than anticipated, then we will have fewer funds with which to pursue our plan of operations and our financing requirements will be greater than anticipated.

We may find that the costs of carrying out our plan of operations are greater than we anticipate. We expect our expenses to increase over time in connection with our ongoing activities, particularly if and as we: further our Solana treasury strategy, expand our commercialization efforts of our PoNS device in the U.S. for MS; make improvements to our manufacturing process and product design; launch clinical trials for stroke and other indications; pursue further regulatory approvals; maintain, expand and protect our intellectual property portfolio; and add additional personnel. Increased operating costs may cause the amount of financing that we require to increase. Investors may be more reluctant to provide additional financing if we cannot demonstrate that we can control our operating costs. There is no assurance that additional financing required as a result of our operating costs being greater than anticipated will be available to us. If we do not control our operating expenses, then we will have fewer funds with which to carry out our plan of operations with the result that our business may fail.

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

We may undertake a study to analyze and determine if any historical ownership changes of us or our subsidiary HMI have occurred to determine if there are any permanent limitations on our ability to utilize NOLs in the future. If we determine that an ownership change has occurred, the limitations on the use of our NOLs could increase our U.S. federal and state tax liability and reduce the amount of cash available for distribution to shareholders or otherwise adversely affect the value of an investment in our Class A common stock or warrants.

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

We are a “smaller reporting company” under federal securities laws and we cannot be certain whether the reduced reporting requirements applicable to such companies will make our Class A common stock less attractive to investors.

We are a “smaller reporting company” under federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies, including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or be more volatile.

Investors could lose confidence in our financial reports, and the value of our Class A common stock may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by our independent registered public accounting firm.

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

Investors could lose confidence in our financial reports, and the value of our Class A common stock may be harmed, if internal controls over financial reporting are found not to be effective by management or our independent public accounting firm.

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

Risks Related to Our Class A Common Stock

We could be delisted from The Nasdaq Capital Market, which could seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.

On August 9, 2024, we received a Notification Letter from the Staff of Nasdaq notifying us that because the closing bid price of our Class A common stock was below $1.00 per share for the prior 30 consecutive business days, we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5505(a)(1) (the “Minimum Bid Price Requirement”). On February 7, 2025, we received a second Notification Letter from the Staff notifying us that the 180-day compliance period had expired and that we were ineligible for an additional 180-day period due to the Company’s noncompliance with the $5,000,000 minimum stockholders’ equity initial listing requirement for the Nasdaq Capital Market.

As a result, the second Notification Letter informed us that our listed Class A common stock would be subject to delisting pending the request of an appeal with regards to this determination. The Company had a hearing with the Nasdaq Hearing Panel on March 18, 2025. On March 31, 2025, we received written notice Staff stating that the Company no longer complied with the Stockholders’ Equity Requirement for continued listing on The Nasdaq Stock Market LLC because the Company’s stockholders’ equity, as reported in the Company’s Annual Report on Form 10-K for the fourth quarter and year ended December 31, 2024, had fallen below $2.5 million. The notice also indicates that the Company does not meet the alternative compliance standards.

On April 1, 2025, the Company received the Extension Notice from Nasdaq notifying the Company that, following the hearing process with respect to the Company’s deficiency with the Minimum Bid Price Requirement, Nasdaq granted the Company an extension, until June 30, 2025 to regain compliance with the Minimum Bid Price Requirement as well as the Stockholders’ Equity Requirement.

On June 3, 2025, the Company received formal notification from Nasdaq confirming that we had regained compliance with the Minimum Bid Price Requirement following our reverse split at a ratio of 1-for-15, which became effective May 2, 2025 (the “May 2025 Reverse Stock Split”).

On July 2, 2025, a reverse split at a ratio of 1-for-50 became effective (the “July 2025 Reverse Stock Split”).

On July 7, 2025, the Company received formal notification from Nasdaq that, following the completion of the issuance and sale of an aggregate of 52,241 shares of the Company’s common stock, pre-funded warrants to purchase up to 3,131 shares of common stock and accompanying common warrants to purchase up to 55,372 shares of common stock (the

“2025 Offering”), the Company has regained compliance with the Stockholders Equity Requirement. Consequently, following receipt of such notification, the Company is now in compliance with all applicable criteria for continued listing on the Nasdaq Capital Market, and pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor until July 7, 2026.

If our Class A common stock is delisted by Nasdaq, the price of our Class A common stock may decline and our Class A common stock may be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our Class A common stock and an investor may find it more difficult to dispose of their Class A common stock or obtain accurate quotations as to the market value of our Class A common stock. Any such delisting action may materially adversely affect our ability to raise capital or pursue strategic transactions on acceptable terms, or at all.

In addition, if our Class A common stock is delisted from the Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our Class A common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions).

We also believe that delisting would likely result in decreased liquidity and/or increased volatility in our Class A common stock and could harm our business and future prospects. In addition, we believe that, if our Class A common stock is delisted, our stockholders would likely find it more difficult to obtain accurate quotations as to the price of the Class A common stock and it may be more difficult for stockholders to buy or sell our Class A common stock at competitive market prices, or at all.

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

Upon the exercise of our outstanding warrants, holders of our Class A common stock may experience immediate dilution and the market price of our common stock may be adversely affected.

As of March 27, 2026, there were (i) warrants to purchase 619 shares of our Class A common stock issued and outstanding at a weighted average price of $6.888 per share, (ii) pre-funded warrants to purchase 20,166,021 shares of our Class A common stock issued and outstanding at a weighted average price of $0.001 per share, (iii) stapled warrants to purchase 73,941,196 shares of our Class A common stock issued and outstanding at an exercise price of $10.134 per share, (iv) advisor warrants to purchase 7,394,119 shares of our Class A common stock issued and outstanding at a price of $0.001 per share, (v) Series A warrants to purchase up to 485 shares of our Class A common stock at an exercise price of $1,687.50 per share, (vi) Series C warrants to purchase up to 4,969 shares of the Company’s Class A common stock and Series D warrants to purchase up to 3,312 shares of our Class A common stock at an exercise price of $563.25 and (vii) inducement warrants to purchase up to 190 shares of our Class A common stock at an exercise price of $1,856.25 per share. If any portion of the outstanding warrant is exercised for shares of our Class A common stock when the market price is higher than the exercise price prior to the expiration dates, our stockholders may experience immediate dilution and the market price of our Class A common stock may be adversely affected.

An active trading market for our Class A common stock on The Nasdaq Capital Market may not continue to develop or be sustained.

Although our Class A common stock is listed on The Nasdaq Capital Market, we cannot assure you that an active trading market for our Class A common stock will continue to develop or be sustained. If an active market for our Class A common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell their shares of our Class A common stock without depressing the market price for the shares or to sell the shares at all.

Trading of our Class A common stock could be sporadic, and the price of our Class A common stock may be volatile; we caution you as to the highly illiquid nature of an investment in our shares.

Our Class A common stock has been listed on The Nasdaq Capital Market since April 11, 2018. Securities of microcap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the companies’ financial performance or prospects. We believe that trading in our stock has been and will likely continue to be subject to significant volatility. These factors include macroeconomic developments in North America and globally and market perceptions of the attractiveness of particular industries. Factors unrelated to our performance that may affect the price of our Class A common stock include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow us, a reduction in trading volume and general market interest in our Class A common stock may affect an investor’s ability to trade significant numbers of shares of our Class A common stock; the size of our public float may limit the ability of some institutions to invest in our Class A common stock. As a result of any of these factors, the market price of our Class A common stock at any given point in time may not accurately reflect our long-term value. The price of our Class A common stock may increase or decrease in response to a number of events and factors, including: changes in financial estimates; our acquisitions and financings; quarterly variations in our operating results; the operating and share price performance of other companies that investors may deem comparable; and purchase or sale of blocks of our Class A common stock. These factors, or any of them, may materially adversely affect the prices of our common shares regardless of our operating performance.

The market price of our Class A common stock is affected by many other variables which are not directly related to our success and are, therefore, not within our control. These include other developments that affect the breadth of the public market for shares of our Class A common stock and the attractiveness of alternative investments. The effect of these and other factors on the market price of our Class A common stock is expected to make our Class A common stock price volatile in the future, which may result in losses to investors.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.

There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our Class A common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions by prohibiting Delaware corporations from engaging in specified business combinations with particular stockholders of those companies. These provisions could discourage potential acquisition proposals and could delay or prevent a change of control transaction. They could also have the effect of discouraging others from making tender offers for our Class A common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

General Risk Factors

We have not paid any dividends and do not foresee paying dividends in the future.

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our Class A common stock in the foreseeable future. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors.

A decline in the price of our Class A common stock could affect our ability to raise any required working capital and adversely affect our operations.

A decline in the price of our Class A common stock could result in a reduction in the liquidity of our Class A common stock and a reduction in our ability to raise any required capital for our operations. Because our operations to date have been principally financed through public and private offerings of our Class A common stock and warrants and exercises of options and warrants, a decline in the price of our Class A common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future may have a material adverse effect upon our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

Not applicable.

ITEM 1C.CYBERSECURITY

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems are necessary for the operation of our business. We use these systems, among others, to manage our product development, to communicate internally and externally, to operate our accounting and record-keeping functions, to store and access data including sensitive patient data, digital assets and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with material cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks may include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees, customers or patients, violation of data privacy or security laws, litigation, and legal, financial and reputational risk.

In coordination with third-party consultants, we have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical systems, data, and digital assets. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program and employee training. We conduct annual reviews and tests of our information security program to evaluate its effectiveness and improve our security measures and planning.

To operate our business, we utilize certain third-party service providers and vendors to support a variety of functions. We seek to engage reliable, reputable service providers and vendors that maintain cybersecurity programs, and we implement a vetting process designed to ensure that all third-party service providers and vendors comply with our cybersecurity program requirements. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

For more information on cybersecurity threats, please see the risk factor titled, “If we or the third parties with whom we work experience a security breach, cyber incident, or vulnerability impacting our systems or our data, or if unauthorized parties obtain access to our Solana, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our Solana and our financial condition and results of operations could be materially adversely affected.”

Governance

Our Board of Directors holds oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. Oversight of such cybersecurity risks is executed directly by the Board of Directors. The Board receives reports and engages in periodic discussions with management regarding the Company’s significant risk exposures resulting from material cybersecurity threats and the measures implemented to monitor and reasonably manage these risks.

Our Director of Information Technology leads our information security organization and reports to our Chief Executive Officer and Chief Financial Officer on matters related to cybersecurity who then in turn report to the Board of Directors any material information regarding such cybersecurity matters. Our Director of Information Technology has over 30 years of IT experience.

ITEM 2.	PROPERTIES

The Company leases corporate office space in Newtown, Pennsylvania under an operating lease. In February 2026, the Company entered into an agreement with the landlord to extend the term of such lease to expire in May 2026. The lease does not contain any options to extend. We believe our current facility is adequate for our needs.

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

Market Information

Our Class A common stock is traded on the Nasdaq Capital Market under the symbol “HSDT”.

Holders

As of March 20, 2026, there were approximately 41 holders of record of our Class A common stock and approximately no holders of record of our Class B common stock. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We have never paid any cash dividends on our Class A common stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

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

Company Overview

We are a listed digital asset treasury (“DAT”) dedicated to acquiring and holding Solana tokens (“SOL”). Our DAT objective is to maximize SOL per share through strategic use of capital markets and onchain opportunities, offering public market investors direct exposure to Solana.

Strategic digital asset reserves like SOL lay the groundwork for a future where global payments, credentialing, and personalized learning can be powered by decentralized infrastructure, enhancing how we grow our company. We believe that SOL represents a uniquely scalable, high-performance blockchain platform that aligns with our long-term vision of integrating innovative technologies into our services. By investing in and participating in the SOL ecosystem, we aim to both enhance our digital asset treasury strategy and create strategic optionality for product innovation in our core business.

We are, to a lesser extent, also a neurotechnology company focused on neurological wellness.

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

Recent Developments

In March 2026, the SEC and CFTC issued the Release indicating that certain digital assets, including SOL, may be characterized as “digital commodities” and that certain related activities, including staking and secondary market transactions, may not constitute securities transactions under specified circumstances. However, the Release does not constitute formal rulemaking and does not have the force of law, and the regulatory characterization of SOL and related activities therefore remains subject to ongoing development.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making various amendments to the Internal Revenue Code. Based on our ongoing assessment, the Company does not expect OBBBA to have a material impact on its consolidated financial statements.

Corporate Updates

Strategic Digital Asset Treasury

In connection with the closing of our private placement offerings in September 2025 (“2025 PIPE Offerings”), we implemented a DAT strategy to acquire SOL, the native cryptocurrency of the Solana blockchain. SOL will serve as our primary treasury reserve asset. Solana has historically been the fastest growing blockchain, leading the industry in transaction revenue and processing more than 3,500 transactions per second. The network is also the most widely adopted, averaging about 3.7 million daily active wallets and surpassing 23 billion transactions year to date. SOL is financially productive by design, offering a ~7% native staking yield, whereas assets like Bitcoin are non-yield-bearing. We intend to leverage the native yield-generating properties of Solana's architecture and capture opportunities in DeFi and broader onchain activity.

Advisory Agreements

On September 15, 2025, we entered into a Strategic Advisor Agreement (the “Strategic Advisor Agreement) with Pantera Capital and Summer (the “Advisors”), pursuant to which we engaged each of Pantera and Summer to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of two (2) years, which term automatically renews for successive periods of one (1) year each. Either the Company or the Advisors may terminate the Strategic Advisor Agreement upon written notice of a material breach by the other party that has not been cured within thirty (30) days of receipt of the written notice. The Strategic Advisor Agreement also contains customary representations and warranties, confidentiality provisions and limitations on liability. Refer to Note 8 for details on the terms of the Advisor Warrants we issued and Note 11 for expenses reimbursed to the Advisors during the year ended December 31, 2025 in connection with the Strategic Advisor Agreement.

Additionally, on September 15, 2025, we entered into a Trading Advisory Agreement (the “Trading Advisory Agreement”) with Pantera, pursuant to which we engaged Pantera to manage the investment of substantially all of our digital assets, digital asset derivatives, cash and other assets for an initial term of ten (10) years, which term automatically renews for successive periods of one (1) year each, subject to the mutual agreement of us and Pantera. The management fees pursuant to the Trading Advisory Agreement shall be equal to: (a) 1.0%, if the Company’s Assets Under Management (as defined in the Trading Advisory Agreement) is less than or equal to $1 billion, (b) 0.75% per annum of assets under management (“AUM”) if AUM is more than $1 billion but less than or equal to $5 billion and (c) 0.50% per annum of AUM if AUM is more than $5 billion. Refer to Note 11 for details of the fees expensed by us during the year ended December 31, 2025, under the Trading Advisory Agreement.

Master Loan Agreement

 In connection with the closing of the 2025 PIPE Offerings, as discussed in more detail in Note 8 to our consolidated financial statements, we agreed to use the net proceeds from the sale to fund the acquisition of SOL, and the establishment of a SOL treasury operation, as well as pay transaction fees and expenses, and for working capital and general corporate purposes. To advance the our planned SOL treasury operation, on September 14, 2025, Marvel Operations Corp., a Delaware limited liability company and our wholly-owned subsidiary of the Company, entered into a Master Loan Agreement with a third-party lender (the “Master Loan Agreement”) to provide a short-term loan to make initial purchases of SOL. As of December 31, 2025, Marvel Operations Corp., had no outstanding loans with the third-party lender under the Master Loan Agreement.

Financing and Stock

On September 18, 2025, we completed the issuance and sale of an aggregate of 38,049,663 shares of our Class A common stock at an offering price of $6.881 and accompanying pre-funded warrants to purchase up to 36,261,239 shares of Class A common stock at a price of $6.881 less $0.001 and stapled warrants to purchase up to 73,941,196 shares of Class A common stock at an exercise price of $10.134. We also issued warrants to our Advisors to purchase up to 7,394,119 shares of Class A common stock at an exercise price of $0.001 subject to shareholder approval. In connection with the 2025 PIPE Offerings, we received total gross proceeds of approximately $518.4 million before deducting estimated placement agent fees and offering expenses. On November 17, 2025, certain provisions of the stapled warrants related to adjustments of the Black-Scholes inputs in determining the warrant value in the event of a fundamental transaction were amended to align treatment of stapled warrant holders and Class A common stockholders in the event of a fundamental transaction.

On September 15, 2025, we entered into a Sales Agreement (the “2025 Sales Agreement”) with Clear Street LLC (“Clear Street”) and Maxim Group LLC (“Maxim”), as co-sales agents, pursuant to which we may offer and sell shares of our Class A common stock from time to time having an aggregate offering price of up to $92.8 million (the “2025 ATM”). During the year ended December 31, 2025, we issued and sold shares 1,347,916 shares with net proceeds of $24.2 million under the 2025 ATM.

On June 23, 2025, we entered into a sales agreement with Roth Capital Partners, LLC (“Roth”), pursuant to which we may offer and sell shares of our Class A common stock. On July 7, 2025, we filed an updated prospectus supplement for the offer and sale of up to $25 million of shares of Class A common stock through Roth pursuant to the sales agreement. In September 2025, we terminated the sales agreement with Roth in connection with our 2025 Sales Agreement with Clear Street and Maxim. During the year ended December 31, 2025, we sold 379,040 shares generating net proceeds after commissions of $5.1 million.

On June 6, 2025, we completed the issuance and sale of an aggregate of 55,372 shares of our Class A common stock and accompanying common warrants to purchase up to 55,372 shares of Class A common stock at an offering price of $163.50 per share of Class A common stock and accompanying common warrants generating gross proceeds of $9.1 million before repayment of the previously issued promissory notes of $1.56 million and cash issuance costs of $1.2 million (the “2025 Offering”). We also issued warrants to the placement agent to purchase 2,769 shares of Class A common stock on the same terms as the common stock warrants. See Note 8 in our consolidated financial statements for more details.

On May 23, 2025, our stockholders approved a potential reverse stock split in a ratio of 1-to-2 to 1-to-250. The Board of Directors subsequently approved a reverse split at a ratio of 1-for-50, which became effective July 1, 2025 (the “July 2025 Reverse Stock Split”) as discussed further in Note 8 in our consolidated financial statements. On April 24, 2025, we sold, in a private placement, unsecured 20% original issue discount promissory notes (the “Notes”) and issued 1,760 shares of our Class A common stock generating gross proceeds of $1.3 million with cash share issuance costs of $0.1 million for net proceeds of $1.2 million as discussed further in Note 8 in our consolidated financial statements.

On April 21, 2025, our stockholders approved a potential reverse stock split in a ratio of 1-to-2 to 1-to-30. The Board of Directors subsequently approved a reverse split at a ratio of 1-for-15, which became effective May 2, 2025 (the “May 2025 Reverse Stock Split”) as discussed further in Note 8 in our consolidated financial statements. On January 21, 2025, we entered into warrant exercise inducement offer letters with certain holders of existing Series A warrants and Series B warrants (together, the “Existing Warrants”) to exercise their Existing Warrants in exchange for the issuance of new Series C warrants and Series D warrants on substantially the same terms as the Existing Warrants generating gross proceeds of $3.7 million as discussed further in Note 8 in our  consolidated financial statements.

Share Repurchase Program

On November 3, 2025, our board of directors approved a stock repurchase program for the purchase of up to $100 million of our outstanding Class A common stock. Repurchases of Class A common stock may be made in the open market (including through Rule 10b-18 compliant transactions), in privately negotiated transactions, in block trades, through one or more accelerated share repurchase transactions, through one or more trading plans intended to comply with Rule 10b5-1, through tender offers, or by any combination of the foregoing. As of December 31, 2025, no stock repurchases had occured. As of March 27, 2026, the Company has repurchased 1,531,032 shares of its Class A common stock (“Repurchased Shares”) at a weighted-average purchase price of $2.21 per share. Repurchased Shares are held in treasury.

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

Price of SOL

Our treasury management business is expected to be heavily dependent on the price of SOL, which has historically experienced significant volatility. As of December 31, 2025, our total SOL exposure that we held directly in our accounts or had exposure to 2,360,083 SOL, valued at $293.7 million based on a market price of $124.45 per token. SOL is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. Refer to Note 3 in the consolidated financial statements for more details on the breakout of our SOL holdings. As a result, fluctuations in the price of SOL may significantly impact our results of operations. The price per SOL as of March 27, 2026 (midnight UTC) was $83.05, a 33% decline as compared to December 31, 2025. We have not adjusted the carrying value of digital assets as of December 31, 2025, in the consolidated financial statements because this decline relates to conditions arising after the balance sheet date.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Revenue:
Staking revenue	$5,469	$—	$5,469
Product sales and other revenue	548	520	28
Total revenue	6,017	520	5,497
Cost of revenue	500	582	(82)
Gross profit (loss)	5,517	(62)	5,579
Operating expenses
Selling, general and administrative expenses	23,127	10,182	12,945
Research and development expenses	3,511	3,659	(148)
Unrealized loss on digital assets and digital assets receivable	208,855	—	208,855
Realized loss on digital assets	12,127	—	12,127
Unrealized loss on digital assets fund investment	2,053	—	2,053
Realized gain on digital asset derivatives	(316)	—	(316)
Total operating expenses	249,357	13,841	235,516
Loss from operations	(243,840)	(13,903)	(229,937)
Nonoperating income
Interest expense, net	(635)	(17)	(618)
Foreign exchange gain (loss) and other income	785	(803)	1,588
Change in fair value of derivative liability	937,718	2,981	934,737
Loss on derivative liability	(539,733)	—	(539,733)
Financing costs	(195,185)	—	(195,185)
Nonoperating income, net	202,950	2,161	200,789
Loss before provision for income taxes	(40,890)	(11,742)	(29,148)
Provision for income taxes	—	—	—
Net loss	$(40,890)	$(11,742)	$(29,148)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

Staking revenue

We began staking our SOL holdings in September 2025, earning staking rewards of $5.5 million in SOL during the year ended December 31, 2025.

Product sales and other revenue

Product sales and other revenue for 2025 compared to the same period in the prior year remained flat as a result of a decrease in product sales offset by a one-time recognition of deferred revenue.

Cost of Revenue

The cost of revenue for 2025 as compared to the same period in the prior year decreased year to year due to decreased unit volumes sold resulting in lower product costs and a decrease in certain inventory adjustments offset by increases in fixed employee costs and staking costs related to our new Solana treasury strategy.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was the result of the implementation of our Solana treasury strategy and was primarily from a $6.9 million increase in non-cash stock-based compensation expense, a $2 million increase in employee wages and benefits, a $1.3 million increase in digital asset management and custodian fees, a $1.0 million in increased legal costs, a $0.6 million in increased professional fees, a $0.6 million increase in filing costs, a $0.3 million increase in advertising costs, a $0.3 million increase in franchise taxes, and a $0.2 million increase in directors’ and officers’ insurance partially offset by a $0.2 million decrease in contract manufacturer transition costs.

Research and Development Expenses

The decrease in research and development expenses was primarily from increases in clinical trial related costs of $0.3 million and an increase in product development costs of $0.3 million offset by a decrease in non-cash employee stock compensation expense of $0.2 million and a decrease in employee wages of $0.5 million.

Unrealized loss on digital assets and digital assets receivable

The unrealized loss on digital assets and digital assets receivable represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value due to the decline in value of SOL.

Realized loss on digital assets

The realized loss on digital assets represents the loss realized on sales of SOL with proceeds utilized to acquire digital assets receivable, which consists of underlying restricted SOL assets for which we have the right to receive unrestricted SOL in the future at a discounted price relative to unrestricted SOL.

Unrealized loss on digital assets fund investment

The unrealized loss on digital assets fund investment represents the unrealized mark-to-market for our digital asset fund investment holdings to record digital asset investment fund at fair value due to the decline in value of SOL.

Realized gain on digital asset derivatives

The realized gain on digital assets represents the gain on a SOL put option that expired during the year ended December 31, 2025.

Nonoperating income (expense)

Interest Expense

Net interest expense for the year ended December 31, 2025 was primarily attributable to interest expense related to short-term borrowing and to a lesser extent interest expense from our insurance premium financing. See Note 8 in the consolidated financial statements for more detail on the short-term borrowing that was repaid in 2025.

Foreign exchange gain (loss) and other income

Foreign exchange gain (loss) and other income for the year ended December 31, 2025 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds and foreign exchange gain due to fluctuations in the Canadian to U.S. dollar exchange rates.

Loss on Derivative Liability

Loss on derivative liability for the years ended December 31, 2025 was primarily attributable to a charge in the third quarter as the result of the gross proceeds allocation from the 2025 PIPE Offerings to the derivative liability from the related stapled warrants. See Note 8 in the consolidated financial statements for more detail on the stapled warrant derivative liability.

Change in Fair Value of Derivative Liability

As discussed in more detail in Note 8 to our consolidated financial statements, the stapled warrants issued in connection with the 2025 PIPE Offerings completed on September 18, 2025 were accounted for as a derivative liability instrument. The gain from the change in fair value of derivative liability primarily results from the change in fair value of the stapled warrant derivative liability for the year ended December 31, 2025 of $943.6 million, which was primarily due to a decrease in our stock price and was partially offset by a $6.1 million loss from the change in fair value relating to the June 2025 common warrants. Due to the change in classification of the stapled warrants, no further impact to change in fair value of derivative liability occurred after November 17, 2025.

Financing Costs

Financing costs consist of $0.5 million in warrant-related costs from the June 2025 Offering, $14.9 million of cash financing costs from the 2025 PIPE Offerings and non-cash financing costs from the issuance of advisory warrants and the issuance of Class A common stock to the placement agent of $179.8 million.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$7,282	$1,088
Working capital	28,139	1,261

Prior to the 2025 PIPE Offering, which included $374.9 million in net cash proceeds as discussed in more detail in Note 8 to our consolidated financial statements, our operations were primarily financed through sales of Class A common stock in private placement and public offering transactions. As previously disclosed, we had expressed substantial doubt about our ability to continue as a going concern due to recurring losses and negative operating cash flows. Since September 2025, our available capital resources have been primarily used to increase our digital asset holdings and for working capital and general corporate purposes. We may have to dispose of liquid SOL assets or future liquid SOL earned from staking within the next twelve months to fund these expenses With the successful completion of the 2025 PIPE Offerings and sales pursuant to the 2025 ATM, cash and liquid SOL assets as of December 31, 2025, we believe that substantial doubt about our ability to continue as a going concern has been alleviated for at least the next twelve months from the date of filing of this Form 10-K.

As discussed in more detail in Note 8 to our consolidated financial statements, we entered into a sales agreement related to the 2025 ATM under which we may offer and sell shares of our Class A common stock from time to time having an aggregate offering price of up to $92.8 million. During the year ended December 31, 2025, we issued and sold shares with net proceeds of $24.2 million under the 2025 ATM.

As discussed in more detail in Note 8 to our consolidated financial statements, we entered into a sales agreement related to our at-the-market offering program (the “2023 ATM”) under which we may offer and sell shares o f our Class A common stock having an aggregate offering price of up to $2.0 million. In July 2025, we updated the prospectus supplement to increase the capacity under the 2023 ATM to $25.0 million. In September 2025, we terminated the sales agreement with Roth in connection with our 2025 Sales Agreement with Clear Street and Maxim. During the year ended December 31, 2025 and 2024, we issued and sold shares with net proceeds of $5.1 million and $1.3 million, respectively, under the 2023 ATM.

In 2025, we received $7.9 million in net proceeds from a public offering of our Class A common stock and warrants completed in June 2025 (the “June 2025 Public Offering”) as discussed in more detail in Note 8 to our consolidated financial statements.

On April 24, 2025, we sold, in a private placement, unsecured 20% original issue discount promissory notes and issued 1,760 shares of our Class A common stock generating gross proceeds of $1.3 million with cash share issuance costs of $0.1 million for net proceeds of $1.2 million as discussed further in Note 8 in our consolidated financial statements.

On January 21, 2025, we entered into warrant exercise inducement offer letters and new warrant issuance which generated $3.4 million in net proceeds as discussed in more detail in Note 8 to our consolidated financial statements.

In 2024, the Company received $5.5 million in net proceeds from a public offering of our Class A common stock and warrants completed in May 2024 (“May 2024 Public Offering”) as discussed in more detail in Note 8 to our consolidated financial statements

Statement of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(16,514)	$(11,041)	$(5,473)
Net cash used in investing activities	(426,532)	(5)	(426,527)
Net cash provided by financing activities	449,239	6,954	442,285
Effect of foreign exchange rate changes on cash	1	(2)	3
Net increase (decrease) in cash and cash equivalents	$6,194	$(4,094)	$10,288

Net Cash used in Operating Activities

The higher level of cash used in operating activities in the year ended December 31, 2025 primarily resulted from increases in selling, general and administrative expenses as compared to 2024.

Net Cash Used in Investing Activities

Our investing activities in the year ended December 31, 2025 primarily related to the strategic acquisition of SOL.

Net Cash Provided by Financing Activities

During the year ended December, 2025, we generated $3.4 million in net proceeds from entering into a warrant inducement with current warrant holders, net proceeds of $5.1 million from issuance and sales of shares under the 2023 ATM, net proceeds of $24.2 million from issuance and sales of shares under the 2025 ATM, we sold, in the April 2025 Private Placement, promissory notes and issued shares of our Class A common stock generating net proceeds of $1.2 million, we generated, in the June 2025 Public Offering, $7.9 million in net proceeds from an offering of Class A common stock and warrants, and in the September 2025 PIPE Offerings, the Company issued shares of Class A common stock generating net cash proceeds of $374.9 million and $34.3 million of USDC. We repaid the promissory notes of $1.6 million.

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

Accounting and Valuation of Warrants

We have issued and may continue to issue warrants to purchase shares of Class A common stock through our public and private offerings. We account for such warrants in accordance with Accounting Standard Codification (“ASC”) 480 Distinguishing Liabilities from Equity, which identifies three categories of freestanding financial instruments that are required to be accounted for as a liability. If determined to be classified as a liability, we will remeasure the fair value of the warrants at each balance sheet date. If determined to be classified as equity, the fair value of the warrants will be measured as of the date of issuance and will not be subject to remeasurement at each balance sheet date.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of the Chief Executive Officer and the Chief Financial Officer, we have evaluated our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria described in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

We monitor our internal control over financial reporting on a continuous basis. Other than internal controls implemented around our DAT strategy, there has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the year ended December 31, 2025 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Share Purchase Agreement

On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement to acquire, directly or indirectly, all of the issued share capital of a Hong Kong trust company. The acquisition is anticipated to close in the second quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions.  The total purchase price for the acquisition is $2 million, consisting of 50% payable in cash and 50% payable via issuance of our Class A common stock.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by Item 10 has been omitted from this Form 10-K, and is hereby incorporated by reference to our 2026 Proxy Statement which will be filed with the SEC within 120 days of our 2025 fiscal year end.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.ir.solanacompany.co. The information on, or otherwise accessible through, our website does not constitute a part of this Form 10-K. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website rather than by filing a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 has been omitted from this Form 10-K, and is hereby incorporated by reference to our 2026 Proxy Statement which will be filed with the SEC within 120 days of our 2025 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 has been omitted from this Form 10-K, and is hereby incorporated by reference to our 2026 Proxy Statement which will be filed with the SEC within 120 days of our 2025 fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 has been omitted from this Form 10-K, and is hereby incorporated by reference to our 2026 Proxy Statement which will be filed with the SEC within 120 days of our 2025 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 has been omitted from this Form 10-K, and is hereby incorporated by reference to our 2026 Proxy Statement which will be filed with the SEC within 120 days of our 2025 fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1.	Financial Statements—See the Index to Consolidated Financial Statements on Page F-1.
2.	Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.
3.	Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Amendment to Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8 K filed on April 30, 2025)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8 K filed on June 27, 2025)
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 18, 2025)
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 29, 2025)
3.9	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 29, 2025)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed January 20, 2021)
4.2	Warrant Agency Agreement (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed January 20, 2021)
4.3*	Description of Registrant’s Securities
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

4.7	Form of Series A Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 9, 2024)
4.8	Form of Series B Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 9, 2024)
4.9	Form of Placement Agent Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed May 9, 2024)

Exhibit Number	Exhibit

4.10	Form of Pre-Funded Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.4 to the Form 8-K filed May 9, 2024)
4.11	Form of Inducement Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed January 24, 2025)
4.12	Form of Common Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Form S-1 filed on May 23, 2025)
4.13	Form of Placement Agent Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.3 to the Form S-1 filed on May 23, 2025)
4.14	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Form S-1 filed on May 23, 2025)
4.15	Form of Cash Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8 K filed on September 15, 2025)
4.16	Form of Cryptocurrency Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Form 8 K filed on September 15, 2025)
4.17	Form of Cash Stapled Warrant (incorporated by reference to Exhibit 4.3 to the Form 8 K filed on September 15, 2025)
4.18	Form of Cryptocurrency Stapled Warrant (incorporated by reference to Exhibit 4.4 to the Form 8 K filed on September 15, 2025)
4.19	Form of Strategic Advisory Warrant (incorporated by reference to Exhibit 4.5 to the Form 8 K filed on September 15, 2025)
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

10.4‡	Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 9, 2015 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on October 16, 2015)
10.5.1

Amendment to Asset Purchase Agreement between the Company and A&B (HK) Company Limited, dated as of October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 2, 2017)

10.5.2

Supplemental Agreement to Asset Purchase Agreement dated October 9, 2015, between Helius Medical, Inc. and A&B (HK) Company Limited, dated as of August 15, 2018 (incorporated by reference to Exhibit 10.27 to the Form 10-K filed March 14, 2019)

10.6	Commercial Lease Agreement, dated November 29, 2021 between Helius Medical, Inc and 660 Tudor Square, L.P. (incorporated by reference to Exhibit 10.9 to the Form 10-K filed March 25, 2025)
10.6.1	Lease Addendum #1, dated January 16, 2025 between Helius Medical Technologies, Inc. and 660 Tudor Square, L.P. (incorporated by reference to Exhibit 19.1 to the Form 10-K filed March 25, 2025)
10.7†	2018 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 8, 2018)
10.7.1†	2018 Omnibus Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed November 8, 2018)
10.7.2†	2018 Omnibus Incentive Plan Form of Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Form 10 Q filed November 8, 2018)
10.7.3†	2018 Omnibus Incentive Plan Form of Option Grant Agreement – 2020 Retention Grant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2020)
10.7.4†	2018 Omnibus Incentive Plan Form of Stock Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 7, 2021)

Exhibit Number	Exhibit

10.7.5†	Amendment to the Helius Medical Technologies, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 27, 2021)
10.7.6†

2018 Omnibus Incentive Plan Form of Option Grant Agreement – Initial Grants to Dane C. Andreeff and Jeffrey S. Mathiesen (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 15, 2021)

10.8†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Form 8 K filed on September 18, 2025)
10.9	Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed on May 17, 2021)
10.10†	Employment Agreement between Helius Medical Technologies, Inc. and Dane C. Andreeff, dated June 14, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 15, 2021)
10.11†	Employment Agreement between Helius Medical Technologies, Inc. and Jeffrey S. Mathiesen, dated June 14, 2021 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 15, 2021)
10.11.1	Amendment 2021 Inducement Plan (incorporated by reference to Exhibit 4.8 to the Form S-8 filed July 24, 2024)
10.11.2	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2021 Inducement Plan (incorporated by reference to Exhibit 4.6 to the Form S-8 filed July 7, 2021)
10.12†	Employment Agreement between Helius Medical Technologies, Inc. and Antonella Favit-Van Pelt, dated July 7, 2021 (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on September 3, 2021)
10.13†	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 18, 2022)
10.13.1	Helius Medical Technologies, Inc. 2022 Equity Incentive Plan Form of Option Grant Agreement (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on February 18, 2022)
10.13.2	First Amendment to Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 28, 2024)
10.13.3	Second Amendment to Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 4.11 to the Form S-8 filed on July 10, 2025)
10.13.4*	Third Amendment to Helius Medical Technologies, Inc. 2022 Equity Incentive Plan
10.14	Placement Agency Agreement dated June 4, 2025 by and between the Company and Maxim Group LLC (incorporated by reference to Ex. 10.4 to the Form 10-Q filed on August 14, 2025)
10.15	Placement Agency Agreement dated as of May 6, 2024 by and between Solana Company and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 9, 2024)
10.16	Sales Agreement, between the Company, Clear Street LLC and Maxim Group LLC, dated as of September 15, 2025 (incorporated by reference to Exhibit 1.1 to the Form 8 K filed on September 15, 2025)
10.17†	Employment Agreement by and between Solana Company (Hong Kong) Limited and Joseph Chee effective as of October 30, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2025)
10.18†	Side Letter, dated as of September 24,2025, between the Company and Dane C. Andreeff (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 25, 2025)
10.19	Side Letter, dated as of September 24,2025, between the Company and Jeffrey S. Mathiesen (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 25, 2025)
10.20†	Executive Chairman Agreement, dated September 18, 2025, between the Company and Joseph Chee (incorporated by reference to Exhibit 10.3 to the Form 8 K filed on September 18, 2025)
10.21

Form of Master Loan Agreement, dated as of September 18, 2025, between Marvel Operations Corp. and the Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 18, 2025)

10.22

Form of Cash Purchase Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on September 15, 2025)

10.23

Form of Cryptocurrency Purchase Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.2 to the Form 8 K filed on September 15, 2025)

Exhibit Number	Exhibit

10.24	Form of PIPE Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Form 8 K filed on September 15, 2025)
10.25

Strategic Advisor Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. Pantera Capital and Summer Capital (incorporated by reference to Exhibit 10.4 to the Form 8 K filed on September 15, 2025)

10.26

Trading Advisory Agreement, dated as of September 15, 2025, between Helius Medical Technologies, Inc. and Pantera Capital (incorporated by reference to Exhibit 10.5 to the Form 8 K filed on September 15, 2025)

10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.25 to the Form S-1 filed on May 23, 2025)
10.28	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2025)
10.29	Form of Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed April 25, 2025)
10.30	Form of Securities Purchase Agreement dated April 24, 2025 by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 25, 2025)
10.31	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 25, 2025)
10.32	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on April 25, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed March 25, 2025)
21.1*	Subsidiaries of Solana Company
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Baker Tilly US, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed March 25, 2025)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates a management contract or compensatory plan.
‡	Confidential information has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to this omitted information.
ITEM 16.	FORM 10-K SUMMARY

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Solana Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Solana Company (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the adjustments to share and per share data as a result of the reverse stock splits, as described in Note 2, and reclassifications as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

As discussed in Notes 3 to the consolidated financial statements, the Company’s digital assets are comprised of digital assets at fair value. These assets are held through custodial arrangements with third-party custodians and include assets on the Solana blockchain. As of December 31, 2025, the carrying amount of the Company’s digital assets was $256.9 million.

We identified the evaluation of audit evidence pertaining to the existence of and the Company’s rights to its digital assets as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was involved in determining the nature and extent of audit evidence required to assess the existence of and the Company’s rights to its digital assets, as rights are retained through custodial arrangements with third-party custodians.

The following are the primary procedures we performed to address this critical audit matter:

We evaluated the design and implementation of certain internal controls over the existence of and the Company’s rights to its digital assets. We involved information technology professionals with specialized skills and knowledge to assist in evaluating the design and implementation of internal controls at custodial platforms.

We obtained confirmation of the Company’s digital assets held in custody and staked as of December 31, 2025, the Company’s rights to those digital assets, digital assets transactions during the year, and digital wallets owned by the Company, and reconciled the confirmed information to the Company’s record of its digital assets.

We obtained and assessed the terms of the contractual arrangements between the Company and its custodians, to confirm that the Company had rights to its digital assets as of December 31, 2025.

We compared the Company’s records of selected digital asset balances and transactions to the records on the public blockchain and evaluated the relevance and reliability of audit evidence obtained from the public blockchain. We obtained evidence that management has control of the private keys held by the custodian required to access digital assets through observing the movement, withdrawl, and/or unstaking of selected digital assets using the underlying private keys held by the custodian.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Philadelphia, Pennsylvania

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Solana Company:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the adjustments to share and per share amounts as a result of the reverse stock splits as described in Note 2, the accompanying consolidated balance sheet of Solana Company (formerly known as Helius Medical Technologies, Inc. (the "Company")) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the adjustments to share and per share amounts as a result of the reverse stock splits as described in Note 2, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to share and per share amounts as a result of the reverse stock splits as described in Note 2, and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and had been properly applied. The adjustments were audited by other auditors.

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

/s/ Baker Tilly US, LLP

Minneapolis, Minnesota

March 25, 2025

We served as the Company's auditor from 2022 to 2024.

Solana Company

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$7,282	$1,088
Digital assets	21,000	—
Inventory	1,121	1,036
Prepaid expenses and other current assets	1,752	1,300
Total current assets	31,155	3,424
Digital assets	196,724	—
Digital assets, restricted	39,219	—
Digital assets receivable	31,139	—
Digital assets fund investment	5,617	—
Other long-term assets	75	118
Total assets	$303,929	$3,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,890	$873
Accrued and other current liabilities	1,126	1,290
Total current liabilities	3,016	2,163
Other long-term liabilities	—	79
Derivative liability	—	241
Total liabilities	3,016	2,483
Stockholders' equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 43,744,207 and 4,936 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	44	—
Additional paid-in capital	513,719	172,425
Accumulated deficit	(212,589)	(171,699)
Accumulated other comprehensive (loss) income	(261)	333
Total stockholders' equity	300,913	1,059
Total liabilities and stockholders' equity	$303,929	$3,542

The accompanying notes are an integral part of these consolidated financial statements.

Solana Company

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended
	December 31,
	2025	2024

Revenue
Staking revenue	$5,469	$—
Product sales and other revenue	548	520
Total revenue	6,017	520
Cost of revenue	500	582
Gross profit (loss)	5,517	(62)
Operating expenses
Selling, general and administrative expenses	23,127	10,182
Research and development expenses	3,511	3,659
Unrealized loss on digital assets and digital assets receivable	208,855	—
Realized loss on digital assets	12,127	—
Unrealized loss on digital assets fund investment	2,053	—
Realized gain on digital asset derivatives	(316)	—
Total operating expenses	249,357	13,841
Loss from operations	(243,840)	(13,903)
Nonoperating income
Interest expense, net	(635)	(17)
Foreign exchange gain (loss) and other income	785	(803)
Change in fair value of derivative liability	937,718	2,981
Loss on derivative liability	(539,733)	—
Financing costs	(195,185)	—
Nonoperating income, net	202,950	2,161
Loss before provision for income taxes	(40,890)	(11,742)
Provision for income taxes	—	—
Net loss	(40,890)	(11,742)
Other comprehensive loss
Foreign currency translation adjustments	(594)	1,006
Comprehensive loss	$(41,484)	$(10,736)
Loss per share
Basic and diluted	$(1.85)	$(3,282.26)
Weighted average number of common shares outstanding
Basic and diluted	22,047,841	3,577

The accompanying notes are an integral part of these consolidated financial statements.

Solana Company

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	918	$—	$162,980	$(159,957)	$(673)	$2,350
Issuance of common stock in public offering	1,136	—	2,961	—	—	2,961
Issuance of common stock warrants in public offering	—	—	4,829	—	—	4,829
Share issuance costs	—	—	(1,132)	—	—	(1,132)
Exercise of warrants	2,874	—	265	—	—	265
Settlement of restricted stock units	8	—	—	—	—	—
Stock-based compensation	—	—	2,522	—	—	2,522
Other comprehensive income	—	—	—	—	1,006	1,006
Net loss	—	—	—	(11,742)	—	(11,742)
Balance as of December 31, 2024	4,936	$—	$172,425	$(171,699)	$333	$1,059

					Accumulated
			Additional		Other
	Class A Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2025	4,936	$—	$172,425	$(171,699)	$333	$1,059
Issuance of common stock in ATM	1,727,080	2	29,242	—	—	29,244
Issuance of common stock and common stock warrants in September PIPE	38,049,663	38	179,789	—	—	179,827
Issuance of common stock and common stock warrants in other private placements, net	54,001	—	5,213	—	—	5,213
Derivative liability recorded to equity upon change in classification	—	—	104,849	—	—	104,849
Exercise of warrants	3,908,527	4	12,951	—	—	12,955
Stock-based compensation	—	—	9,250	—	—	9,250
Other comprehensive loss	—	—	—	—	(594)	(594)
Net loss	—	—	—	(40,890)	—	(40,890)
Balance as of December 31, 2025	43,744,207	$44	$513,719	$(212,589)	$(261)	$300,913

The accompanying notes are an integral part of these consolidated financial statements.

Solana Company

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,890)	$(11,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and imputed interest expense	680	—
Financing costs	195,185	—
Loss on derivative liability	539,733	—
Staking rewards	(5,469)	—
Change in fair value of derivative liability	(937,718)	(2,981)
Net change in fair value of digital assets and digital assets receivable	208,855	—
Net change in fair value of digital assets fund investment	2,053	—
Realized gain/loss on sale of digital assets	12,127	—
Stock-based compensation expense	9,250	2,522
Other	(550)	1,168
Changes in operating assets and liabilities:
Inventory	(85)	(607)
Prepaid expense and other current assets	(452)	359
Accounts payable	1,017	344
Accrued and other current liabilities	(169)	(63)
Other liabilities	(81)	(41)
Net cash used in operating activities	(16,514)	(11,041)
Cash flows from investing activities:
Digital assets purchased	(420,679)	—
Digital assets sold	47,229	—
Digital assets receivable purchased	(44,779)	—
Digital assets fund investment	(8,303)	—
Purchase of property and equipment	—	(5)
Net cash used in investing activities	(426,532)	(5)
Cash flows from financing activities:
Proceeds from issuance of common stock in ATM	29,903	2,961
Proceeds from issuance of warrants and common stock warrants in private placement	433,388	4,829
Proceeds from exercise of warrants	3,735	164
Share issuance costs	(17,107)	(1,000)
Proceeds from issuance of notes payable	880	—
Repayment of notes payable	(1,560)	—
Net cash provided by financing activities	449,239	6,954
Effect of currency exchange rate changes on cash and cash equivalents	1	(2)
Net increase (decrease) in cash and cash equivalents	6,194	(4,094)
Cash and cash equivalents at beginning of period	1,088	5,182
Cash and cash equivalents at end of period	$7,282	$1,088
Supplemental cash flow information
Non-cash investing and financing transactions:
Digital assets received in-kind from private placement	$84,728	$—
Purchase of digital assets with stablecoins	$33,687	$—
Derivative warrant liability reclassified to equity on exercise of warrants	$9,527	$101
Derivative warrant liability reclassified to equity on warrant amendment	$104,849	$—
Deferred offering costs reclassified to equity upon public offering	$8	$132

The accompanying notes are an integral part of these consolidated financial statements.

Solana Company

Notes to the Consolidated Financial Statements

1.DESCRIPTION OF BUSINESS

Solana Company (formerly known as Helius Medical Technologies, Inc.) (the “Company” or “we”) is a listed digital asset treasury (“DAT”) dedicated to acquiring and holding Solana tokens (“SOL”). Solana Company’s DAT objective is to maximize SOL per share through strategic use of capital markets and onchain opportunities, offering public market investors director exposure to Solana.

The Company is also, to a lesser extent, a neurotechnology company focused on neurological wellness.

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

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$7,282	$1,088
Working capital	28,139	1,261

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

Prior to the private placement offerings in September 2025 (“2025 PIPE Offering”), which included $374.9 million in net cash proceeds as discussed in more detail in Note 8 to our consolidated financial statements, our operations were primarily financed through sales of Class A common stock in private placement and public offering transactions. As previously disclosed, we had expressed substantial doubt about our ability to continue as a going concern due to recurring losses and negative operating cash flows. Since September 2025, the Company’s available capital resources have been primarily used to increase our digital asset holdings and for working capital and general corporate purposes. The current portion of Digital assets represents liquid SOL assets or future liquid SOL earned from staking within the next twelve months that the Company may have to dispose of to fund these expenses. With the successful completion of the 2025 PIPE Offerings and sales pursuant to the 2025 ATM, cash and liquid SOL assets as of December 31, 2025, we believe that substantial doubt about our ability to continue as a going concern has been alleviated for at least the next twelve months from the date of filing of this Form 10-K.

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Solana Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The consolidated financial statements of Solana Company present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, present fairly the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries for the periods presented.

Reclassifications

Certain amounts recorded in the prior period consolidated financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported operating results.

Reverse Stock Splits

On April 21, 2025, at the annual meeting of stockholders the stockholders of the Company approved a potential reverse stock split at a ratio of 1-to-2 to 1-to-30. The Board subsequently approved a reverse stock split of 1-for-15, which became effective on May 2, 2025 (the “May 2025 Reverse Stock Split”).

On May 23, 2025, at a special meeting of stockholders the stockholders of the Company approved a potential reverse stock split at a ratio of 1-to-2 to 1-to-250. The Board subsequently approved a reverse stock split of 1-for-50, which became effective on July 1, 2025 (the “July 2025 Reverse Stock Split” and together with the May 2025 Reverse Stock Split, the “Reverse Stock Splits”). Refer to Note 8 for additional information.

All issued and outstanding Class A common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Class A common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Splits. Any fraction of a share of Class A common stock that was created as a result of the Reverse Stock Splits was rounded down to the next whole share and stockholders received cash settlement equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s Class A common stock as reported on Nasdaq on the last trading day before the Reverse Stock Splits effective dates. The authorized shares and par value of the Class A common stock and preferred stock were not adjusted as a result of the Reverse Stock Splits.

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

Foreign Currency Transactions

Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rate between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. Such increase or decrease is reported by the Company as a foreign currency transaction gain or loss within Foreign exchange gain (loss) and other income, in the consolidated statements of operations and comprehensive income. We recognize foreign currency transaction gains and losses primarily on intercompany transactions between certain subsidiaries in foreign countries. Based upon historical experience, the Company anticipates repayment of these transactions in the foreseeable future and recognizes realized and unrealized gains and losses on these transactions in the period in which they occur.

Foreign Currency Translation

Assets and liabilities of the Company’s international subsidiaries in which the local currency is the functional currency are translated into U.S. Dollars at period-end exchange rates. Income and expenses are translated into U.S. Dollars at the average exchange rates during the period. The resulting translation adjustments are included in the Company’s consolidated balance sheets as a component of accumulated other comprehensive loss.

Concentration of Credit Risk

The Company deposits its cash and cash equivalents in demand commercial checking, unrestricted money market savings account, money market mutual funds, treasury bills or certificates of deposit at high-quality credit institutions. At times, such deposits may be in excess of federally insured limits. The Company has not experienced any losses.

The Company's activities consisted principally of investing, staking and evaluating digital token technologies that run on the Solana public blockchain network. Due to the current nature of the Company's operations and the scale of business transacted on the Solana Network, a concentration could potentially result in vulnerability as of the reporting date. The concentration and potential associated vulnerabilities are listed below:

●	A decline in, or loss of, staking rewards earned from the staking of SOL delegated to one or more validator nodes on the network;
●	A decline in, or loss of, the Company's SOL holdings and its utility to the Solana network and a source of liquidity for its business; and

●	Disruption to the nature and extent of the business plan should the Solana public blockchain fail or become redundant due to technological obsolescence or regulatory action.

Based on the above concentrations, as of the date of these consolidated financial statements, and in the event of a dissolution of Solana Foundation or an inability of the Solana public blockchain and/or SOL to function as expected, these could result in near-term severe impacts to the Company's business.

Management monitors these concentrations on an ongoing basis and may adjust its digital asset exposure in response to market, regulatory, or operational developments.

The Company relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Company’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Company’s ability to access critical services and be disruptive to the operations of the Company.

If the Company were to liquidate a significant block of SOL in a single transaction, this may adversely impact the price per SOL in the market. Although substantial portions of the SOL are subject to lock-up restrictions, there could be liquidity risk if the Company were to sell a significant block of SOL.

Cash and Cash Equivalents

The Company’s cash and cash equivalents comprise fiat currency, USDC, and interest-bearing highly liquid investments with original maturities of three months or less. As of Decemer 31, 2025, the Company did not have digital assets reported as cash equivalents on the consolidated balance sheets. As of December 31, 2025, no fiat currency reported as cash and cash equivalents on the consolidated balance sheets were held in any of our accounts at a custodian. Cash equivalents as of December 31, 2025 includes USDC, a stablecoin pegged to the U.S. dollar, $18 thousand.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options and restricted stock units. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) on a straight-line basis. Forfeitures are not estimated, but instead stock-based compensation expense is adjusted upon an actual forfeiture of a stock option. Upon exercise of stock options or vesting of restricted stock units, the Company issues Class A common stock.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts, or temporary differences, at enacted tax rates in effect for the years in which such temporary differences are expected to reverse.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. In the event we were to determine we would not be able to realize our deferred income tax assets, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Selling, General and Administrative Expenses and Research and Development Expenses

Selling, general and administrative and research and development expenses are charged to expense when incurred. Advertising expenses were $974 thousand and $651 thousand for the years ended December 31, 2025 and 2024, respectively.

Derivatives

The Company may use derivative financial instruments, including futures, options, and swaps, to manage exposure to fluctuations in the market price of SOL and to facilitate disciplined capital deployment. These activities may include strategies designed to enhance yield or establish purchase prices for SOL over time. The Company does not engage in derivative transactions for short-term speculative trading; however, such transactions may limit the Company’s ability to benefit from favorable price movements and may expose the Company to losses if market prices move adversely. During the year end December 31, 2025, the Company entered into a derivatives contract which expired during the period, with the gain on the derivatives contract reflected as realized gain on digital asset derivatives in the consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, no derivatives contracts were outstanding.

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

Digital Assets

The Company holds SOL, which consist of both unrestricted tokens (“Unlocked SOL”),  which unless qualified otherwise, Unlocked SOL shall only refer to unrestricted SOL tokens that are readily transferrable onchain on the Solana network or staked SOL subject to the normal unbonding period, and restricted tokens subject to contractual lock‑up (“Locked SOL”). Locked SOL tokens held in custodial controlled omnibus or segregated custodial accounts are subject to contractual and on‑chain restrictions (“Smart Contracts”) that limit the Company’s ability to withdraw, transfer, or otherwise direct the use of the tokens until specified unlock conditions are met. The Locked SOL are subject to relatively even monthly unlocks through January 2028. The Company continues to benefit from protocol-generated staking rewards earned on Locked

SOL. The Company evaluates the classification of its SOL holdings based on the nature of its rights and control over the tokens, considering the terms of custodial arrangements, contractual restrictions, and applicable accounting guidance.

Contractual lock‑up or vesting restrictions applicable to Locked SOL are not considered characteristics of the underlying SOL tokens and therefore do not affect the fair value measurement. Accordingly, Unlocked SOL and Locked SOL are initially measured at cost or fair value and subsequently measured at fair value within the scope of ASC 820 using observable market prices for SOL without applying a discount for such restrictions, with changes in fair value recognized in net income at period end. The Company determines the cost basis of its digital asset holdings using the specific identification method, whereby each unit is tracked based on its unique acquisition date and cost. Upon disposition, the identified cost basis is used to determine realized gains and losses.

Unlocked SOL tokens held in segregated custody accounts are controlled by the Company and are recorded as digital assets on the consolidated balance sheets. Locked SOL that are held directly in our custodial digital asset wallets such as the Locked SOL contributed to us as part of the September private placement (“Locked PIPE SOL”), see Note 8 for additional details, are recorded as digital assets, restricted on the consolidated balance sheets. The Company has determined that SOL tokens meet the definition of intangible assets and qualify as crypto assets within the scope of ASC 350‑60. Crypto assets are presented separately from other intangible assets on the consolidated balance sheets.

Digital Assets Receivable

The Company has concluded that it does not control the underlying tokens held in digital assets wallets by a custodian where the Company does not have the rights to the underlying asset prior to unlocking and distribution of the Unlocked SOL. The Company records a digital asset receivable on the consolidated balance sheets representing its right to receive this SOL and related staking rewards (“Digital Assets Receivable”) upon satisfaction of the applicable unlocking conditions. The digital assets receivable is within the scope of ASC 326. The Company has determined that the digital assets receivable is similar to a digital asset loan receivable and SOL has readily observable prices in our principal market, accordingly the Company has determined fair value within the scope of ASC 820, without applying a discount for such restrictions on the underlying locked SOL and with changes in fair value recognized in net income at period end. No allowance for credit losses is recorded as the underyling assets for the Digital Assets Receivable is held in a segregated account at a registered trust company.

Digital Assets Fund Investment

The Company holds a membership interest in a series fund (the “Digital Asset Fund Investment”), a pooled investment vehicle whose sole purpose is to acquire, hold and stake  Locked SOL tokens subject to contractual and protocol‑level lock‑up restrictions. The Company’s interest represents an ownership interest in the Digital Asset Fund Investment and does not constitute direct ownership of the underlying SOL tokens. The Locked SOL tokens held in Digital Asset Fund Investment are subject to monthly unlock schedules consistent with those applicable to the Locked PIPE SOL and Digital Assets Receivable with the final unlock in January 2028.

The Company has concluded that its membership interests in the Digital Asset Fund Investment meet the definition of equity securities and are within the scope of ASC 321, Investments—Equity Securities. The Company has elected the fair value option to account for its investment in Digital Asset Fund Investment. The investment is initially recorded at fair value, with transaction costs expensed as incurred, and is subsequently remeasured at fair value each reporting period, with changes in fair value recognized in net income. Fair value is determined based on the fair value of the underlying Locked SOL held by the Digital Asset Fund Investment, without applying a discount for contractual lock‑up restrictions. Staking rewards earned by Digital Asset Fund Investment are reflected in the fair value of the investment subject to the fair value determinations described above.

As Locked SOL held by Digital Asset Fund Investment unlocks in accordance with the applicable vesting schedule, the Digital Asset Fund Investment distributes Unlocked SOL to its members on a pro rata basis. Distributions of Unlocked SOL are accounted for as noncash distributions. The portion of each distribution attributable to staking rewards earned by the Company since acquisition of the Digital Asset Fund Investment is recognized as investment income at the time of distribution at the current fair value of Unlocked SOL as a realized gain on investment, while distributions attributable to the return of principal are recorded as a reduction of the carrying amount of the investment.

Digital Asset Fund Investment is presented as a separate line item on the consolidated balance sheets under Digital asset fund investment. Unrealized gains and losses from remeasurement are included in operating income.

Revenue Recognition

Solana Staking

The Company participates in staking activities on the Solana proof‑of‑stake blockchain network by delegating both unrestricted and locked or vesting SOL to third‑party validator service providers pursuant to separate contractual arrangements.

The staking arrangements represent contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers. Under these arrangements, the Company provides the validator service providers with the right to use its delegated SOL in exchange for noncash consideration in the form of protocol-generated staking.

In applying ASC 606, the Company evaluates the arrangement by identifying the contract and its term, identifying the performance obligation, determining the transaction price, allocating the transaction price to the performance obligation, and recognizing revenue as the performance obligation is satisfied. The Company has identified a single performance obligation -- to make its SOL available for validation -- which is satisfied over time as access to the delegated SOL is continuously provided during the epoch.

Revenue from Product Sales

The Company generates all of its product sales revenue from product sales directly to patients, its e-commerce partner in the United States and to clinics in Canada. Revenue from product sales is recognized at a point in time as the performance obligation is satisfied and when the customer obtains control of the product at the established transaction price. Taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

Effective January 1, 2025, the Company early adopted Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08), which requires entities to measure crypto assets at fair value with changes recognized in net income each reporting period. The Company’s digital assets are within the scope of ASU

2023-08 and as the Company did not hold any digital assets prior to adopting, therefore, no cumulative-effect adjustment was recognized.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency and decision usefulness of income tax disclosures by requiring additional qualitative and quantitative information, including, among other items, more detailed disaggregation of the effective tax rate reconciliation and expanded disclosures related to income taxes paid by jurisdiction. The Company adopted this ASU prospectively for the year ended December 31, 2025, and changes are reflected within the Income Taxes (Note 12).

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

3.DIGITAL ASSETS

As of December 31, 2025, the Company’s holdings of digital assets were concentrated to two custodians the Company uses to custody digital assets, including Unlocked and Locked SOL, along with any fiat currency held at its custodians. The Company does not hold as significant portion digital assets at an exchange. The Company holds less than 1% of the total supply of SOL.

Digital Assets Subject to Lock-up Schedules

Certain digital assets, digital assets receivable and digital assets underlying equity investments are subject to sale restrictions through lock-up schedules typically associated with lock-up agreements with digital asset foundations such as the Solana Foundation.

The underlying restricted SOL for the Locked PIPE SOL unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the quantity of tokens that will unlock for the Company’s Locked PIPE SOL summarized by year as of December 31, 2025:

Locked PIPE SOL
2026	141,236
2027	157,117
2028	16,798
Total	315,151

Staked Digital Assets

The Company has staked the majority of its digital assets as of December 31, 2025 as shown in the table below. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to the unbonding period on the blockchain. As of December 31, 2025, all the Company’s staked digital assets were SOL and were staked on the Solana network and could be unbonded between 2 and 3 days.

Digital Asset Holdings

The following table presents the Company's digital assets holdings as of December 31, 2025:

	Quantity	Quantity Staked	Cost Basis (in thousands)	Fair Value (in thousands)
SOL	1,749,566	1,711,241	$386,241	$217,724
Locked PIPE SOL	315,151	315,151	68,908	39,219
Total digital assets	2,064,717	2,026,392	$455,149	$256,943

The following table presents a roll-forward of digital assets fair value for the year ended December 31, 2025 (in thousands):

	Fair Value
	SOL	Locked PIPE SOL	Total
Fair Value as of December 31, 2024	$-	$-	$-
Purchases and receipts	429,781	75,641	505,422
Sales	(47,229)	-	(47,229)
Staking rewards	4,012	998	5,010
Restricted SOL unlocked	11,766	(7,683)	4,083
Losses(1)	(180,606)	(29,737)	(210,343)
Fair value as of December 31, 2025	$217,724	$39,219	$256,943

(1)	Includes realized losses of $12.1 million for the year ended December 31, 2025. Does not includes losses from digital assets receivable or digital asset fund investment.

Master Loan Agreement

In connection with the closing of the Company’s 2025 private offerings as discussed in Note 8, the Company agreed to use the net proceeds from the sale to fund the acquisition of SOL, establish a SOL treasury operation, pay transaction fees and expenses, and for working capital and general corporate purposes. To advance the Company’s planned SOL treasury operation, on September 14, 2025, Marvel Operations Corp., a Delaware corporation and wholly-owned subsidiary of the Company, entered into a Master Loan Agreement (“MLA”) with a third-party lender to provide short-term financing in U.S. Dollars or digital currency for purchases of SOL.

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

As of December 31, 2025, Marvel has no outstanding loans with the third-party lender under the MLA and has had no loans under the MLA since the MLA became effective.

Trade Finance Agreement

On November 24, 2025, the Company entered into a trade finance agreement (“TFA”) with a third-party lender to provide trade credits to execute trades on the trading platform, which provides the Company with short-term financing for purchases of SOL. Trade credits allow the execution of trades with settlement of the related trade finance debit account the following business day. The third-party lender retains a security interest in the purchased asset until settlement of the trade finance debit account. As of December 31, 2025, Marvel had not used any trade credits to execute trades and had no outstanding balance in its trade finance debit account.

Correction of Accounting Error

During the year ended December 31, 2025, the Company identified an error in the fair value measurement and presentation of its restricted SOL that the Company acquired as a contribution in the September PIPE financing (the “Locked PIPE SOL”) reported in the unaudited condensed consolidated financial statements for the quarter ended September 30, 2025.  In the third quarter, the Company measured the Locked PIPE SOL as a Level 3 fair value asset by applying a contractual‑lockup discount to the observable price of SOL in its principal market. Upon further evaluation, the Company concluded the lockup restriction is an entity‑specific contractual sale restriction that is not part of the asset’s unit of account under ASC 820 Fair Value Measurement (“ASC 820”). Accordingly, the Locked PIPE SOL should be measured using Level 1 inputs.

As a result of this error, as of September 30, 2025 the digital asset, restricted should have been increased by $12.8 million, the derivative liability should have been decreased by $6.0 million and the unrealized loss on digital assets should have been decreased by $6.8 million for the three and nine months ended September 30, 2025.  The Company corrected this error as an out-of- period adjustment in the fourth quarter and the adjustment is reflected in the Company’s annual consolidated financial statements. The adjustment is not material to the current period or the September 30, 2025 unaudited condensed consolidated financial statements included in the Compay’s quarterly report for the quarter ended September 30, 2025.

4.DIGITAL ASSETS RECEIVABLE

During the year ended December 31, 2025, the Company acquired an ownership interest in Digital Assets Receivable, which entitles it to receive distributions of SOL as the underlying assets unlock in accordance with predetermined lock‑up schedules applicable to the relevant pools. As defined in Note 2, Digital Assets Receivable represents the Company’s pro rata entitlement to receive underlying SOL upon the expiration of contractual lock‑up restrictions and does not constitute a debt instrument or financial receivable. The underyling restricted SOL tokens for Digital Assets Receivable is staked through protocol‑based mechanisms, and the Company is entitled to receive the associated protocol‑generated staking rewards attributable to each tranche of underlying SOL as such tranche unlocks.

The underlying restricted SOL for the Digital Assets Receivable unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the quantity of tokens that the Company has a right to receive upon unlock of the Digital Assets Receivable summarized by year as of December 31, 2025:

Digital Assets Receivable
2026	129,940
2027	114,546
2028	5,740
Total	250,226

The following table presents a roll-forward of Digital Assets Receivable fair value for the year ended December 31, 2025 (in thousands):

Digital Assets Receivable
Fair Value as of December 31, 2024	$-
Purchases	44,779
Staking rewards	459
Unrestricted SOL distributed	(3,450)
Net change in fair value	(10,649)
Fair value as of December 31, 2025	$31,139

5.DIGITAL ASSETS FUND INVESTMENT

During the year ended December 31, 2025, the Company acquired a minority membership interest of approximately 1% in Digital Asset Fund Investment, which represents the Company’s pro rata entitlement to receive distributions of SOL as the underlying assets unlock in accordance with predetermined contractual lock‑up schedules. The underlying SOL held by the fund is staked through protocol‑based mechanisms, and the Company is entitled to receive its pro rata share of protocol‑generated staking rewards attributable to each tranche of SOL as such tranche unlocks. Other than the distributions as the underlying SOL unlocks, our investment in the Digital Asset Fund Investment are not redeemable.

The underlying restricted SOL for the Digital Asset Fund Investment unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the expected fund distribution of the Company’s pro rata share of the Digital Asset Fund Investment by calendar year as of December 31, 2025:

Digital Asset Fund Investment
2026	23,849
2027	20,430
2028	861
Total	45,140

The following table presents the Company's Digital Asset Fund Investment holdings as of December 31, 2025:

	Cost Basis (in thousands)	Fair Value (in thousands)
Digital Asset Fund Investment	7,670	5,617

The following table presents a roll-forward of Digital Asset Fund Investment fair value for the year ended December 31, 2025 (in thousands):

Digital Asset Fund Investment
Fair Value as of December 31, 2024	$-
Purchases	8,303
Unrestricted SOL distributed	(633)
Net change in fair value	(2,053)
Fair value as of December 31, 2025	$5,617

6.SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Components of selected captions in the consolidated balance sheets are as follows:

Inventory (in thousands)

	December 31,	December 31,
	2025	2024
Raw materials	$464	$493
Work-in-process	370	398
Finished goods	287	145
Inventory	$1,121	$1,036

Prepaid expenses and other current assets (in thousands)

	December 31,	December 31,
	2025	2024
Prepaid expenses	$1,602	$603
Earnings retention credit	77	499
Other	73	198
Total prepaid expenses and other current assets	$1,752	$1,300

Accrued and other current liabilities (in thousands)

	December 31,	December 31,
	2025	2024
Insurance payable	$—	$356
Employees benefits	810	759
Other	316	175
Total accrued and other current liabilities	$1,126	$1,290

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

The Company’s digital assets, digital assets receivable and digital assets fund investment are subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
SOL digital assets	$196,724	$—	$—	$196,724
SOL digital assets, restricted*	39,219	—	—	39,219
SOL digital assets receivable**	—	31,139	—	31,139
SOL digital assets fund investment**	—	5,617	—	5,617
Total assets	$235,943	$36,756	$—	$272,699

*Subject to contractual sales restriction. See Note 4.

**Underlying assets subject to contractual sales restriction. See Note 5 and 6.

SOL digital assets and digital assets, restricted, are measured at fair value on a recurring basis using quoted prices of SOL in the Company’s principal market for Unlocked SOL (Level 1 inputs). Digital assets receivable and digital assets fund investment are measured at fair value on a recurring basis using quoted prices of the underlying Locked SOL in the Company’s principal market for Unlocked SOL (Level 2 inputs). As of December 31, 2025, the price per SOL was $124.45.

The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of December 31, 2025 and 2024, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

8.COMMON STOCK AND WARRANTS

The Company may issue common stock in connection with underwritten public offerings, registered direct public offerings or other financing transactions. Such issuances of common stock may include the issuance or sale of warrants to purchase common stock. As of December 31, 2025, the Company reserves 756,255,793 shares of Class A Common Stock and 10,000,000 shares of unissued preferred stock for future issuances and future exercises and/or settlement of outstanding warrants and stock-based compensation awards.

Equity Transactions

Share Repurchase Program

On November 3, 2025, Company’s board of directors approved a stock repurchase program for the purchase of  up to $100 million of the Company’s outstanding Class A common stock, $0.001 par value per share. Repurchases of Class A common stock may be made in the open market (including through Rule 10b-18 compliant transactions), in privately negotiated transactions, in block trades, through one or more accelerated share repurchase transactions, through one or more trading plans intended to comply with Rule 10b5-1, through tender offers, or by any combination of the foregoing. As of December 31, 2025, no stock repurchases had been settled.

September 2025 Private Placements

On September 15, 2025, the Company entered into a securities purchase agreement (the “Cash Purchase Agreement”) with certain investors (the “Cash Purchasers”) pursuant to which the Company sold, in a private placement (the “Cash Offering”), an aggregate offering of (i) 38,049,663 shares (the “Cash Shares”) of Class A common stock at an offering price of $6.881 per Cash Share (the “Per Share Cash Purchase Price”); and 36,261,239 pre-funded warrants (the “Cash Pre-Funded Warrants”) to purchase shares of Class A common stock (the “Cash Pre-Funded Warrant Shares”) at the Per Share Cash Purchase Price less $0.001 per Cash Pre-Funded Warrant, and (ii) 73,941,196 stapled warrants (the “Cash Stapled Warrants”) to purchase shares of Class A common stock (the “Cash Stapled Warrant Shares”) at an exercise price of $10.134 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers tendered any of U.S. dollars, USD Coin (“USDC”) or Tether (“USDT”) (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.

On September 15, 2025, we also entered into securities purchase agreements (the “Cryptocurrency Purchase Agreements,” and together with the Cash Purchase Agreements, the “Purchase Agreements”) with certain investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company agreed to sell to the Cryptocurrency Purchasers in a private placement (the “Cryptocurrency Offering,” and together with the Cash Offering, the “2025 PIPE Offerings”) (i) pre-funded warrants to purchase shares of Class A common stock at an offering price of $6.881 less $0.001 (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “2025 Pre-Funded Warrants”) and (ii) stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “2025 Stapled Warrants”) at an exercise price of $10.134. In the Cryptocurrency Offering, the Cryptocurrency Purchasers tendered Locked PIPE SOL to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and the Cryptocurrency Stapled Warrants. The Cryptocurrency Stapled Warrants were approved by stockholders on October 30, 2025 at a special meeting of the stockholders and will expire in July 2028.

Clear Street LLC (“Clear Street”) served as lead placement agent and Maxim Group LLC (“Maxim”) served as co-placement agents in the 2025 PIPE Offerings, pursuant to the terms of a placement agency agreement and received aggregate compensation of $11.1 million. Clear Street was also issued 369,706 shares of the Company’s commons stock. The Company recorded non-cash financing offering costs of $8.6 million on the statement of operations based on the Company’s closing stock price of $23.17 on the 2025 PIPE Offerings closing date.

The aggregate gross proceeds to the Company were $508.8 million including $119 million in contributed digital assets comprised of $75.6 million of Locked PIPE SOL, $34.3 million of cash equivalent USDC and $9.1 million of USDT, resulting in net cash proceeds of $374.9 million after deducting placement agent fees and other cash offering expenses of $14.9 million.

September 2025 Advisory Warrants

On September 15, 2025, the Company entered into a Strategic Advisory Agreement (the “Strategic Advisory Agreement”) with Pantera Capital Management LP, a Delaware limited partnership (“Pantera”) and Summer Wisdom Holdings Limited, a Cayman Islands exempted company (“Summer” and with Pantera, the “Advisors”). In connection with the closing of the Offering, on September 18, 2025, the Company issued warrants to purchase 5,175,883 shares of Class A common stock to Pantera (the “Pantera Base Advisor Warrants”) and (ii) warrants to purchase 2,218,236 shares of Class A common stock to Summer (the “Summer Base Advisor Warrants” and together with the Pantera Base Advisor Warrants, the “Base Advisor Warrants”). Upon the exercise of each Stapled Warrant, each of Pantera and Summer shall receive an additional grant of warrants to purchase an amount of shares of Class A common stock equal to their respective portion of 5% of the shares of Class A common stock issued upon such exercise (the Performance Advisor Warrants, and together with the Base Advisor Warrants, the “Advisor Warrants”). The exercise price per share of the Advisor Warrants shall be equal to $0.001 per underlying share of Class A common stock. The Company recorded $171.3 million in non-cash financing costs, determined using a Black Scholes model, on the statement of operations for the period ended December 31, 2025. Based on the exercise price of $0.001, the Black Scholes value was effectively the same as the Company’s stock price of $23.17 as of the date of closing of the 2025 PIPE Offerings.

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

June 2025 Offering

On June 6, 2025 (the “Issuance Date”), we completed the issuance and sale of an aggregate of 52,241 shares of Class A common stock and pre-funded warrants to purchase up to 3,131 shares of Class A common stock (“Pre-funded Warrants”) and accompanying common warrants to purchase up to 55,372 shares of Class A common stock (the “2025 Common

Warrants”) (the “2025 Offering”). We also issued warrants to the placement agent to purchase 2,769 shares of Class A common stock on the same terms as the 2025 Common Warrants (the “Placement Agent Warrants” and together with the 2025 Common Warrants, the “2025 Warrants”). The Pre-funded Warrants have an exercise price of $0.001 per share and 3,131 were exercised on the closing date. The 2025 Offering price per share of Class A common stock and accompanying Common Warrant was $163.50, the offering price per Pre-funded Warrant was $163.499. The 2025 Common Warrants have an exercise price of $367.875 per share, are immediately exercisable upon issuance and will expire two and one-half (2.5) years after the original issuance date.

Following the issue date of the 2025 Warrants, a holder of the 2025 Common Warrants has the right to receive, without payment of any additional cash to the Company (the “Zero Cash Provision”), an aggregate number of shares equal to the product of (x) the aggregate number of shares of Class A common stock that would be issuable upon a cash exercise of the common warrant and (y) two. In addition, at 4:01 p.m. Eastern time on the 5th trading day after the date of issuance (the “First Reset Date”), the exercise price of the 2025 Common Warrants reset to $79.25 per share, and on the 10th calendar day after the date of issuance (the “Second Reset Date”), the exercise price of the 2025 Common Warrants reset to $47.55 per share. Under the terms of the 2025 Warrants, following the price resets the number of shares of Class A common stock issuable upon exercise of the 2025 Warrants was increased such that the aggregate exercise price of the 2025 Warrants remained unchanged. The aggregate increase in shares available for purchase on the First Reset Date and Second Reset Date was 237,863 for the 2025 Common Warrants and 18,650 for the Placement Agent Warrants.

At inception, the 2025 Warrants provisions were analyzed under Accounting Standards Codification (“ASC”) 718, ASC 480 and ASC 815 and the Company concluded that the 2025 Common Warrants did not meet the guidance for being classified as an equity instrument due to the Zero Cash Provision. The fair value of the 2025 Common Warrants as of the Issuance Date and as of each 2025 Common Warrant exercise was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of a price reset. The gross proceeds were allocated based on the fair value as of the Issuance Date resulting in a derivative liability at the Issuance Date of $3.4 million. Offering costs allocated to the derivative liability of $0.5 million were expensed as Other (expense)/income, net. The related change in fair value due to the exercise price and share resets resulted in a loss due to the change in fair value of the derivative liability of $6.2 million. The fair value of the derivative liability associated with the Common Warrants as of December 31, 2025 was $0.

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

The aggregate gross proceeds to the Company were $9.1 million, before deducting placement agent fees and other expenses of $1.2 million and repayment of promissory notes of $1.6 million.

April 2025 Private Placement

On April 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “2025 Private Placement”), unsecured 20% original issue discount promissory notes with an aggregate principal amount of $1.6 million (the “Notes”) with a maturity date of the earlier of a) July 24, 2025, b) the closing date of the Company’s next registered offering of securities on Form S-1. The Purchase Agreement also provides for the issuance of an aggregate of 1,760 shares of Class A common stock of the Company, par value $0.001 per share to the Purchasers. The transaction closed on April 25, 2025.

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

2024 Public Offering

On May 9, 2024, the Company closed on a registered public offering consisting of 939 shares of Class A common stock (the “2024 Public Offering”), pre-funded warrants to purchase 2,859 shares of Class A common stock (the “Pre-funded Warrants”) and accompanying Series A Warrants to purchase up to 3,802 shares of its common stock (“Series A Warrants”) and Series B Warrants to purchase up to 3,802 shares of its Class A common stock (“Series B Warrants”, and together with the Series A Warrants, the “2024 Public Warrants”). The 2024 Public Offering price per share of Class A common stock and accompanying Series A Warrants and Series B Warrants was $1,687.50, the public offering price per Pre-funded Warrant and accompanying Series A and Series B warrant was $1,687.499.

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

Warrant inducement

On January 21, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing 2024 Public Warrants to purchase shares of the Company’s Class A common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 6,628 shares of the Company’s Class A common stock, in the aggregate, at a reduced exercise price of $563.25 per share, in exchange for the Company’s agreement to issue new Series C Warrants and Series D Warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 8,281 shares of the Company’s Class A common stock (the “Inducement Warrant Shares”). The Company received aggregate gross proceeds of approximately $3.7 million from the exercise of the Existing Warrants by the Holders. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor with the transactions summarized above and has paid Roth $0.2 million for its services, in addition to reimbursement for certain expenses along with other legal and regulatory expenses of $0.1 million resulting in net proceeds of $3.4 million and non-cash share issuance costs of $1.0 million and $3.1 million related to the modification of the Existing Warrants and issuance of the Inducement Warrants, respectively. As of December 31, 2025, all 3,572 shares (the “Abeyance Shares”) from the exercised Existing Warrants that were held in abeyance due to the ownership limitations from the warrant agreements have been issued at the direction of the Holders.

On April 21, 2025, stockholder approval was obtained for the issuance of the Inducement Warrants at the Company’s annual meeting of stockholders.

2025 At-The-Market Offering

On September 15, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”) with Clear Street and Maxim, as co-sales agents, to create an at-the-market offering program (the “2025 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $92.8 million. Clear Street and Maxim are entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2025 Sales Agreement. As of December 31, 2025, 1,347,916 shares have been sold under the 2025 ATM generating net proceeds of $24.2 million in 2025. Total commissions paid were $0.5 million during the year ended December 31, 2025.

2023 At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Roth to create an at-the-market offering program (the “2023 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2023 Sales Agreement. On July 7, 2025, the Company filed a prospectus supplement that amends and supplements the prior prospectus supplements related to the 2023 ATM to increase the maximum offering size to $25.0 million. During the year ended December 31, 2025, the Company sold 379,040 shares generating net proceeds after commissions of $5.1 million. Through December 31, 2025 and 2024, 379,164 and 197 shares have been sold under the 2023 ATM generating net proceeds of $5.1 million and $1.3 million in 2025 and 2024, respectively. Total commissions paid were $0.2 million and zero dollars during the year ended December 31, 2025 and 2024, respectively.

September 2025 Warrants

In connection with the Company’s 2025 PIPE Offerings that closed on September 18, 2025, the Company issued the 2025 Stapled Warrants to purchase an aggregate of 73,941,196 shares of Class A common stock. The Company performed an analysis of the provisions of the 2025 Stapled Warrants and concluded that the 2025 Stapled Warrants did not meet the guidance for being classified as an equity instrument due to settlement rights that differ from those of the underlying common stockholders in the event of a fundamental transaction at issuance. On November 17, 2025 the Company amended the 2025 Stapled Warrants, pursuant to which the differential treatment in settlement rights in the event of a fundamental transaction were eliminated. Due to the soft call option provision of the 2025 Stapled Warrants, the fair value at issuance and as of November 17, 2025 was determined using a Monte Carlo simulation model, which uses Geometric Brownian Motion to simulate the Company’s stock price and check if the stock price was at or above the soft call threshold and if the threshold wasn’t reached then determine the value at maturity.

The following table includes the share price and the inputs used to estimate the fair value of the warrants:

	September 18,	November 17,
	2025	2025
Stock price	$23.17	$4.30
Soft Call Threshold	$20.27	$20.27
Warrant term (in years)	3.00	2.84
Expected volatility	96.05%	86.79%
Risk-free interest rate	3.49%	3.54%

As a result of the 2025 Stapled Warrants amendment changing the classification from a derivative liability to an equity instrument, the remaining derivative liability balance as of November 17, 2025 was recorded to additional paid-in capital.

The following table presents a roll-forward of the fair value of the Company’s derivative liabilities described above, all of which are classified within Level 3 of the fair value hierarchy:

	2022 Public Warrants	2025 Common Warrants	2025 Stapled Warrants	Total Warrant Liabilities
Balance at December 31, 2024	$241	$—	$—	$241
Issuances	—	3,371	1,048,486	1,051,857
Exercises	(3)	(9,528)	—	(9,531)
Loss (gain) on change in fair value	(238)	6,157	(943,637)	(937,718)
Change in classification	—	—	(104,849)	(104,849)
Balance at December 31, 2025	$—	$—	$—	$—

The following table provides a roll-forward of the number of shares of Class A common stock underlying warrants issued during the year ended December 31, 2025 and 2024, respectively:

	2025 Pre-funded Warrants	2025 Stapled Warrants	Base Advisor Warrants	2022 Public Warrants	2025 Common Warrants	Other Equity Warrants	Total
Classification	Equity(1)	Equity(1)	Equity(1)	Liability	Liability	Equity(1)
Exercise Price ($)	0.001	10.134	0.001	6.756	47.55	Various(4)
Expiration Date	N/A	Various(6)	Oct-30	Aug-2027	Dec-2027	Various(5)
Balance at December 31, 2023	-	-	-	835	-	3	838
Issuances	-	-	-	-	-	10,647	10,647
Exercises	-	-	-	(31)	-	(2,843)	(2,874)
Balance at December 31, 2024	-	-	-	804	-	7,807	8,611
Issuances	36,261,239	73,941,196	7,394,119	-	293,235	32,831	117,922,620
Exercises(2)(3)	(3,269,896)	-	-	(187)	(293,233)	(31,194)	(3,594,510)
Exercised but not issued(7)	(2,298,075)	-	-	-	-	-	(2,298,075)
Expirations	-	-	-	-	-	(487)	(487)
Balance at December 31, 2025	30,693,268	73,941,196	7,394,119	617	2	8,957	112,038,159

(1)	The Company’s outstanding equity-classified warrants as of December 31, 2025 have a weighted average exercise price of $6.75.
(2)	During the year ended December 31, 2025, 31,194 Other Equity Warrants were exercised for 52,610 common shares as the result of the cashless exercise provision and the Zero Cash Provision.
(3)	In connection with the exercise of the 2025 Common Warrants, 586,466 shares of Class A common stock were issued as a result of the Zero Cash Provision.
(4)	Exercise prices for outstanding other equity warrants as of December 31, 2025 range from $563.25 to $611,325.00 per share of Class A common stock exercised.
(5)	Expiration dates for outstanding other equity warrants as of December 31, 2025 range from February 2026 to April 2030.
(6)	The Cash Stapled Warrants have an expiration of June 2028 and the Cryptocurrency Stapled Warrants have an expiration of July 2028
(7)	As of December 31, 2025, the Company received formal notice of exercise from the holder but shares were not issued until January 2026.

9.STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under The Helius Medical Technologies, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) or the Helius Medical Technologies, Inc. 2021 Inducement Plan (as amended, the “Inducement Plan”). The 2022 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants. Options to purchase shares of the Company’s Class A common stock granted under the 2022 Plan are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options granted under the 2022 Plan generally vest over periods of between one to three years and expire no later than ten years from the date of grant. As of December 31, 2025, the remaining shares available for grant were 166 under the Inducement Plan.

On May 30, 2024, the Board adopted a First Amendment (the “Amendment”) to the 2022 Plan. On June 27, 2024, at the annual meeting of stockholders, the stockholders of the Company approved the Amendment. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to increase the aggregate number of shares of Class A common stock that may be issued under the 2022 Plan to 2,785 new shares with an automatic increase on January 1st of each year by an amount equal to 5% of the fully diluted shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. On July 2, 2024, the Company approved an amendment to the Inducement Plan pursuant to which, the Inducement Plan was amended to increase the aggregate number of shares of Class A common stock that may be issued under the Inducement Plan to 200 new shares. As of January 1, 2025, the number of shares authorized for issuance increased from 2,785 to 3,605. On April 22, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of Class A common stock that may be issued under the 2022 Plan to 20% of the fully diluted shares on the 10th calendar date following the first closing of a registered offering of the Company’s Class A common stock that occurs on or after May 15, 2025 (the “April Equity Plan Amendment”). The April Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on May 23, 2025, and on June 16, 2025, following the 2025 Offering, the number of shares authorized for issuance increased from 3,605 to 142,286. On September 25, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of Class A common stock that may be issued under the 2022 Plan by 4,000,000 shares (the “September Equity Plan Amendment”). The September Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on October 30, 2025, and the number of shares authorized for issuance increased from 142,286 to 4,142,286. As of December 31, 2025, remaining shares available for grant were 2,905,367 under the 2022 Plan. As of January 1, 2026, the number of shares authorized for issuance increased by 7,965,869 and there were 10,871,236 shares of Class A common stock available for issuance under the 2022 Plan.

2,477 stock options were granted during the year ended December 31, 2024. During the years ended December 31, 2025, the Company granted 125,047 stock options out of the 2022 Plan and no stock options out of the Inducement Plan. The options vest over one to three years and expire ten years after the grant date.

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

The grant date fair values of the stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	3.91%	4.38%
Expected volatility	135.79%	128.73%
Expected term (years)	5.38	5.27
Expected dividend yield	0.00%	0.00%
Fair value, per share	$11.92	$631.38

During the years ended December 31, 2025 and 2024, there were 125,928 options with a total grant date fair value of $2.75 million and 1,744 options with a total grant date fair value of $1.9 million vested, respectively.

Stock option activity during the year ended December 31, 2025 was as follows:

			Weighted Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding as of December 31, 2024	2,788	$4,781.34	9.33	5.00
Granted	125,047	13.40	—	—
Outstanding as of December 31, 2025	127,835	117.38	9.47	$—
Exercisable as of December 31, 2025	127,808	117.26	9.47	$—

Upon the closing of the 2025 PIPE Offerings, the Company entered into an executive chairman agreement (the “Executive Chairman Agreement”) dated September 18, 2025 with Joseph Chee (“Mr. Chee”). Pursuant to the terms of the Executive Chairman Agreement, Mr. Chee received an equity award of restricted stock units (“RSUs”) equal to (i) 1% of the aggregate number of Class A common stock and pre-funded warrants issued in the 2025 PIPE Offerings, plus (ii) 0.5% of the aggregate number of Class A common stock underlying the stapled warrants issued in connection with the 2025 PIPE Offerings for his services related to the implementation of the DAT strategy for the Company. This amount was determined to be 1,109,118 RSUs (the “Executive Chairman RSUs”). Further, following the closing of the 2025 PIPE Offerings and within 10 business days of the exercise of a Cash Stapled Warrant issued to investors in the 2025 PIPE Offerings, the Company shall issue to Mr. Chee an additional RSU award equal to 0.5% of the number of shares of the Company’s Class A common stock issuable upon the exercise of the Cash Stapled Warrants (“Cash Stapled Warrant RSUs”). The grant of each such RSU grants shall be subject to stockholder approval of the increase in the shares available under the 2022 Plan.

The fair value of RSUs granted during the year ended December 31, 2025 was based on the closing price of the Company’s Class A common stock on the Nasdaq Capital Market on the day of the grant. As of December 31, 2025, the Executive Chairman RSUs issued to Mr. Chee were granted following stockholder approval of the increase in shares available under the 2022 Plan on October 30, 2025 and were immediately vested on October 30, 2025. The Executive Chairman RSUs plan to be settled following the registration of the increased shares available under the 2022 Plan in 2026. As of December 31, 2025, no RSUs were granted under the Cash Stapled Warrant RSUs.

The following table summarizes nonvested RSU activity during the year ended December 31, 2025:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2024	—	—
Granted	1,109,118	5.98
Vested	(1,109,118)	5.98
Nonvested as of December 31, 2025	—	$—

Total stock-based compensation expense was as follows (in thousands):

	Years Ended
	December 31,
	2025	2024
Cost of sales	$27	$28
Selling, general and administrative	8,916	2,008
Research and development	307	486
Total stock-based compensation expense	$9,250	$2,522

On September 18, 2025, the Board approved a resolution to accelerate vesting for all stock options outstanding under the 2022 Plan to November 30, 2025 if the stock options are not vested as of that date. As the vesting acceleration only affected the timing of when the options vest and not the calculation to determine fair value of the underlying options, no modification to the fair value of the underlying grants was required and the Company will accelerate recognition of the remaining expense as of November 30, 2025 in accordance with the accelerated vesting schedules. As of December 31, 2025, the total remaining unrecognized compensation expense related to nonvested stock options was $15 thousand which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

10.BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Years Ended
	December 31,
	2025	2024
Basic and diluted:
Net loss available to common stockholders	$(40,890)	$(11,742)
Weighted average common shares outstanding — (1)(2)(3)	22,047,841	3,577
Loss per share	$(1.85)	$(3,282.26)

(1)

In May 2024, in connection with the 2024 Public Offering, the Company issued and sold Pre-funded Warrants exercisable for an aggregate of 2,859 shares of Class A common stock. The Pre-funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date.

(2)

The weighted average number of common shares outstanding as of December 31, 2025 includes the Abeyance Shares from the exercise of the Existing Warrants, the exercise of which was fully paid by the Holders and requires no further consideration for the delivery of the shares of Class A common stock. Therefore, the Abeyance Shares were subsequently issued at the direction of the Holder.

(3)

In September 2025, in connection with the 2025 PIPE Offerings, the Company issued and sold 2025 Pre-funded Warrants exercisable for an aggregate of 36,261,239 shares of Class A common stock. The 2025 Pre-funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date. Refer to Note 8 for additional information about the 2025 PIPE Offerings and the 2025 Pre-Funded Warrants.

The following outstanding securities, presented based on outstanding amounts as of the end of each period, were not included in the computation of diluted loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Years Ended
	December 31,
	2025	2024
Stock options	127,835	2,788
Restricted stock units	1,109,118	—
Warrants	81,344,891	8,595

11.RELATED PARTIES

Strategic Advisory Agreement

In connection with the 2025 PIPE Offerings, the Company entered into the Strategic Advisory Agreement with Pantera and Summer. Pantera and Summer are leading investment companies in the digital asset industry. Under the terms of the agreement, the Advisors will provide strategic advisory services in connection with the expansion and diversification of the Customer’s core business through integration of cryptocurrency and digital asset strategies in its product offerings and as part of its SOL treasury management strategy for two years. As consideration for these services, Pantera and Summer received the Advisor Warrants to purchase shares of the Company’s Class A common stock as discussed in more detail in Note 8.

During the year ended the Company recognized pass-through expenses from Summer of $0.2 million, which is permissible under the Strategic Advisory Agreement and is classified under selling, general and administrative operating expense in the statement of operations. As of December 31, 2025 the Company has a balance of $32 thousand in Accounts Payable due to Summer under the Strategic Advisory Agreement. During the year ended December 31, 2025, the Company also granted RSUs to Mr. Chee as part of his Executive Chairman Agreement, see Note 9.

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

During the year ended December 31, 2025 the Company recognized $1.1 million in trading advisory fees in connection with the Trading Advisory Agreement for the management fee for Company AUM by Pantera and is classified under selling, general and administrative operating expense in the statement of operations. As of December 31, 2025 the Company has a balance of $0.3 million in Accounts Payable due to Pantera under the Trading Advisory Agreement.

12.INCOME TAXES

The Company's loss before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in thousands):

	Years Ended December 31,
	2025	2024
U.S.	$(40,280)	$(11,303)
Non-U.S.	(610)	(439)
	$(40,890)	$(11,742)

The benefit from or provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to the Company's loss before income taxes as follows for the periods indicated (in thousands):

Year Ended December 31,
2024
Income tax benefit at United States federal statutory rate	$(2,466)
Derivative liability	(626)
Share based payments	125
Tax credits	(189)
Foreign income taxed at foreign rate	(24)
Other permanent difference	119
Other	7
Increase in valuation allowance	3,054
Income tax expense	$—

	Year Ended December 31,
	2025
US federal statutory tax rate at 21%	21.00%	$(8,587)
State and local income taxes, net of federal income tax effect	0.00%	—
Foreign tax effects	(0.31%)	128
Changes in valuation allowance	(101.39%)	41,457
Nontaxable or nondeductible items		—
Change in fair value of derivative liability	204.39%	(83,577)
Equity financing costs	(100.24%)	40,989
Other nontaxable or nondeductible items	0.14%	(58)
Section 162(m) Compensation	(3.26%)	1,334
Other reconciling items
Unrealizable federal net operating losses	(20.31%)	8,306
Other reconciling items	(0.02%)	8
Effective tax rate	(0.00%)	$—

The (benefit from) provision for income taxes consisted of the following for the periods indicated:

Year Ended December 31,
2025
Current
Federal	$—
State	—
Foreign	—
Deferred
Federal	—
State	—
Foreign	—
Total	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows for the periods indicated (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$27,562	$32,635
Tax credit carryforwards	2,241	1,419
Stock-based compensation	4,742	3,967
Compensation and benefits	164	195
Deferred revenue	—	31
Unrealized foreign currency losses	8	320
Unrealized gain/loss on digital assets	66,050	—
Research and development	1,156	2,486
Other	22	36
Total deferred tax assets	101,945	41,089
Deferred tax liabilities
Property and equipment	—	(4)
Other	—	(3)
Total deferred tax liabilities	—	(7)
Valuation allowance	(101,945)	(41,082)

Net deferred tax assets	$—	$—

As of December 31, 2025, the Company has accumulated non-capital losses totaling $5.1 million in Canada, Federal net operating losses (“NOLs”) of $97.5 million in the U.S., and State NOLs of $95.9 million in the U.S. which may be available to carry forward and offset future years’ taxable income. The Company has $39.5 million of pre-Tax Cuts and Jobs Act NOLs that would begin to expire in 2032, but these have been written off in accordance with the 382 limitation detailed below. The $97.5 million of Federal NOLs do not expire. State NOLs of $74.6 million begin to expire starting in 2032 through 2045. The remaining $21.4 million of State NOLs are available to be carried forward indefinitely.

The Company is in the process of completing an analysis through December 31, 2025 of its ownership changes since formation in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. The analysis determined that the Company experienced a Section 382 ownership change on September 18, 2025. As a result of the ownership change, the Company’s NOLs are subject to an annual limitation of approximately $0.1 million per year. Additionally, as a result of the ownership change, approximately $39.6 million of are not expected to be realizable. These unrealizable NOLs have been written off and are included in the accumulated numbers above.

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

As of December 31, 2025, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The amounts of cash taxes paid by the Company are as follows:

Year Ended December 31,
2025
Federal	$—
State
New Jersey	4,000
All other state	2,500
Income taxes, net of amounts refunded	$6,500

13.DEFINED CONTRIBUTION PLAN

The Company’s employees in the United States are eligible to participate in the Helius Medical Inc. Savings Plan, as amended, a safe harbor 401(k) plan (“401(k) Plan”). The 401(k) Plan allows eligible employees to make contributions through payroll deductions up to IRS limits. The Company matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis and matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. Pursuant to the 401(k) safe harbor provisions, the Company’s matching contributions are 100% vested. For the years ended December 31, 2025 and 2024, the Company’s defined contribution plan expense was $129 thousand and $137 thousand, respectively.

14.GEOGRAPHIC INFORMATION

Geographic Information

The following table presents the Company’s revenue disaggregated by geographic area (in thousands):

	Years Ended
	December 31,
	2025	2024
Staking rewards income	$5,469	$—
Product sales, net:
United States	229	181
Canada	191	295
Total product sales, net	420	476
Other revenue	128	44
Total revenue	$6,017	$520

Four customers accounted for 71% and two customers accounted for 72% of net product sales for the years ended December 31, 2025 and 2024, respectively. Two customers accounted for 100% of accounts receivable, net both as of December 31, 2025 and 2024.

Long-lived assets are held in the United States and Canada with the majority of long-lived assets being held in the United States as of December 31, 2025 and 2024. As of December 31, 2025, the carrying value of long-lived assets held in Canada is $0.

15.SUBSEQUENT EVENTS

Digital Assets

Subsequent to December 31, 2025, the value of liquid SOL to USD declined significantly. The price per SOL as of March 27, 2026 (midnight UTC) was $83.05, a 33% decline as compared to December 31, 2025. The Company has not adjusted the carrying value of digital assets as of December 31, 2025 because this decline relates to conditions arising after the balance sheet date.

Share Purchase Agreement

On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement to acquire, directly or indirectly, all of the issued share capital of a Hong Kong trust company. The acquisition is anticipated to close in the second quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions.  The total purchase price for the acquisition is $2 million, consisting of 50% payable in cash and 50% payable via issuance of our Class A common stock.

Share Repurchase Program

As of March 27, 2026, the Company has repurchased 1,531,032 shares of its Class A common stock (“Repurchased Shares”) at a weighted-average purchase price of $2.21 per share. Repurchased Shares are held in treasury.

Warrant Exercises

Subsequent to December 31, 2025, 2,297,480 shares of Class A common stock were issued for pre-funded warrants exercised but not issued in 2025 and 10,527,247 pre-funded warrants were exercised for 10,523,392 shares issued as a result of the cashless exercise provision. As of March 27, 2026 20,166,021 pre-funded warrants remain outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANA COMPANY

Dated: March 30, 2026	By:	/s/ Dane C. Andreeff
Dane C. Andreeff
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dane C. Andreeff	Date: March 30, 2026
Dane C. Andreeff
President, Chief Executive Officer (Principal Executive Officer) and Director

By	/s/ Jeffrey S. Mathiesen	Date: March 30, 2026
Jeffrey S. Mathiesen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

By	/s/ Joseph Chee	Date: March 30, 2026
Joseph Chee
Executive Chairman and Director

By	/s/ Paul Buckman	Date: March 30, 2026
Paul Buckman
Director

By	/s/ Blane Walter	Date: March 30, 2026
Blane Walter
Director

By	/s/ Sherrie Perkins	Date: March 30, 2026
Sherrie Perkins
Director

By	/s/ Edward M. Straw	Date: March 30, 2026
Edward M. Straw
Director

By	/s/ Cosmo Jiang	Date: March 30, 2026
Cosmo Jiang
Director