Form 10-Q
period 2026-03-31
Solana Co
filed 2026-05-15
CIK 1610853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, the registrant had 58,386,675 shares of Class A common stock, $0.001 par value per share, outstanding.

SOLANA COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

Solana Company

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$4,395	$7,282
Digital assets	21,000	21,000
Prepaid expenses and other current assets	2,443	2,873
Total current assets	27,838	31,155
Digital assets	127,587	196,724
Digital assets, restricted	23,564	39,219
Digital assets receivable	18,347	31,139
Digital assets fund investment	3,304	5,617
Other long-term assets	68	75
Total assets	$200,708	$303,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,003	1,890
Accrued and other current liabilities	808	1,126
Total current liabilities	2,811	3,016
Stockholders' equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 56,565,079 shares issued and 54,961,108 outstanding and 43,744,207 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	57	44
Additional paid-in capital	513,796	513,719
Treasury stock, at cost	(3,524)	—
Accumulated deficit	(312,388)	(212,589)
Accumulated other comprehensive loss	(44)	(261)
Total stockholders' equity	197,897	300,913
Total liabilities and stockholders' equity	$200,708	$303,929

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025

Revenue
Staking revenue	$3,417	$—
Other revenue	204	49
Total revenue	3,621	49
Cost of revenue	180	121
Gross profit (loss)	3,441	(72)
Operating expenses
General and administrative expenses	5,189	3,939
Unrealized loss on digital assets and digital assets receivable	89,198	—
Realized loss on digital assets	6,987	—
Unrealized loss on digital assets fund investment	1,685	—
Total operating expenses	103,059	3,939
Loss from operations	(99,618)	(4,011)
Nonoperating income
Change in fair value of derivative liability	—	109
Other (expense) income	(181)	64
Nonoperating income, net	(181)	173
Loss before provision for income taxes	(99,799)	(3,838)
Provision for income taxes	—	—
Net loss	(99,799)	(3,838)
Other comprehensive loss
Foreign currency translation adjustments	217	(51)
Comprehensive loss	$(99,582)	$(3,889)
Loss per share
Basic and diluted	$(1.30)	$(382.29)
Weighted average number of common shares outstanding
Basic and diluted	76,736,156	10,039

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

							Accumulated
			Additional				Other
	Class A Common Stock		Paid-In	Treasury Stock		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Total
Balance as of January 1, 2026	43,744,207	$44	$513,719	—	$—	$(212,589)	$(261)	$300,913
Repurchases of common stock	—	—	—	1,603,971	(3,524)	—	—	(3,524)
Exercise of warrants	12,820,872	13	(13)	—	—	—	—	—
Stock-based compensation	—	—	90	—	—	—	—	90
Other comprehensive income	—	—	—	—	—	—	217	217
Net loss	—	—	—	—	—	(99,799)	—	(99,799)
Balance as of March 31, 2026	56,565,079	$57	$513,796	1,603,971	$(3,524)	$(312,388)	$(44)	$197,897

							Accumulated
			Additional				Other
	Class A Common Stock		Paid-In	Share to be Issued		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Total
Balance as of January 1, 2025	4,936	$—	$172,425	—	$—	$(171,699)	$333	$1,059
Issuance of common stock in ATM	124	—	67	—	—	—	—	67
Issuance of common stock warrants in public offering	3,072	—	1,578	3,572	1,843	—	—	3,421
Stock-based compensation	—	—	622	—	—	—	—	622
Other comprehensive loss	—	—	—	—	—	—	(51)	(51)
Net loss	—	—	—	—	—	(3,838)	—	(3,838)
Balance as of March 31, 2025	8,132	$—	$174,692	3,572	1,843	$(175,537)	$282	$1,280

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(99,799)	$(3,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Staking revenue	(3,417)	—
Change in fair value of derivative liability	—	(109)
Net change in fair value of digital assets and digital assets receivable	89,198	—
Net change in fair value of digital assets fund investment	1,685	—
Realized loss on sale of digital assets	6,987	—
Stock-based compensation expense	90	622
Other	201	(26)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	427	56
Accounts payable	113	289
Accrued and other current liabilities	(316)	(508)
Other liabilities	—	(22)
Net cash used in operating activities	(4,831)	(3,536)
Cash flows from investing activities:
Digital assets sold	5,468	—
Net cash provided by investing activities	5,468	—
Cash flows from financing activities:
Proceeds from issuances of common stock in ATM	—	77
Proceeds from exercise of warrants	—	3,733
Repurchase of common stock	(3,524)	—
Share issuance costs	—	(253)
Net cash (used in) provided by financing activities	(3,524)	3,557
Net (decrease) increase in cash and cash equivalents	(2,887)	21
Cash and cash equivalents at beginning of period	7,282	1,088
Cash and cash equivalents at end of period	$4,395	$1,109
Supplemental cash flow information
Non-cash investing and financing transactions:
SOL transferred from digital assets receivable to digital assets upon restricted SOL unlock	$628	$—
SOL distributed from digital asset fund investment to digital assets upon restricted SOL unlock	$3,421	$—
Deferred offering costs reclassified to equity upon public offering	$—	$8
Share issuance costs included in accounts payable	$—	$61

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company

Notes to Unaudited Condensed Consolidated Financial Statements

1.    OVERVIEW

Background and Nature of Business

Solana Company (the “Company” or “we”) is a listed digital asset treasury (“DAT”) dedicated to acquiring and holding Solana tokens (“SOL”). Solana Company’s DAT objective is to maximize SOL per share through strategic use of capital markets and on-chain opportunities, offering public market investors direct exposure to Solana.

Liquidity and Management’s Plans

The accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q (“10-Q”) have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit of $312.4 million and working capital of $25.0 million at March 31, 2026, incurred a net loss of $99.8 million and used $4.8 million of cash in operating activities during the three months ended March 31, 2026. The Company had a cash balance of approximately $4.4 million at March 31, 2026. Based on our forecasted cash flows, the Company believes its existing cash balance and working capital will be sufficient to meet our liquidity needs through at least May 2027.

The Company’s financial condition is substantially dependent on the market price and liquidity of SOL, which are subject to extreme volatility and limited trading venues. Substantially all of the Company’s treasury assets are concentrated in SOL, the native cryptocurrency of the Solana protocol, or exposed to SOL indirectly. SOL has experienced significant price volatility, and the Company’s financial results and carrying value of its digital assets, digital assets, restricted, digital assets receivable and digital asset fund investment will fluctuate materially based on SOL price movements. The Company depends on the continued success and adoption of the Solana protocol for the value of its treasury holdings. While the Company plans to hold its digital assets as part of a long-term treasury strategy, and deploy its assets for productive purposes including staking, the Company’s management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. Our ability to liquidate SOL to meet our obligations is subject to the liquidity of SOL and the SOL market price and there is no guarantee that we will be able to liquidate SOL at all or at terms that are preferrable to Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”).

Accounting Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Within this report, certain dollar amounts and percentages have been rounded to their approximate values.

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

Treasury Stock

The Company accounts for treasury stock using the cost method.

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

3.    DIGITAL ASSETS

As of March 31, 2026, the Company’s holdings of digital assets were concentrated to two custodians the Company uses to custody digital assets, including unrestricted SOL (“Unlocked SOL”), which unless qualified otherwise, shall only refer to unrestricted SOL tokens that are readily transferable on-chain on the Solana network or staked SOL subject to the normal unbonding period and restricted SOL subject to contractual lock-up (“Locked SOL”). The Company primarily holds SOL at custodians but may also hold cash and cash equivalents and as of March 31, 2026, the Company held $0.6 million in fiat currency at custodians. The Company does not hold a significant portion of digital assets at an exchange. As of March 31, 2026, the Company held less than 1% of the total supply of SOL.

Digital Assets Subject to Lock-up Schedules

Certain digital assets, digital assets receivable and digital assets underlying equity investments are subject to sale restrictions through lock-up schedules typically associated with lock-up agreements with digital asset foundations such as the Solana Foundation.

Locked SOL that are held directly in the Company’s custodial digital asset wallets are recorded as digital assets, restricted on the consolidated balance sheets, and include the Locked SOL contributed to the Company as part of the September 2025 private placement (“Locked PIPE SOL”), see Note 7 for additional details. The underlying restricted SOL for the Locked PIPE SOL unlock on a monthly basis in relatively even intervals and amounts through January 2028.

The following table presents the quantity of tokens that will unlock for the Company’s Locked PIPE SOL summarized by year as of March 31, 2026:

Locked PIPE SOL
2026	107,141
2027	159,313
2028	17,034
Total	283,488

Staked Digital Assets

The Company has staked the majority of its digital assets as of March 31, 2026 as shown in the table below. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to the unbonding period on the blockchain. As of March 31, 2026, all the Company’s staked digital assets were SOL and were staked on the Solana network and the unbonding period is between 2 and 3 days.

Digital Asset Holdings

The following table presents the Company's digital assets holdings as of March 31, 2026:

	Quantity	Quantity Staked	Cost Basis (in thousands)	Fair Value (in thousands)
SOL	1,787,639	1,170,346	$388,250	$148,587
Locked PIPE SOL	283,488	283,488	61,534	23,564
Total digital assets	2,071,127	1,453,834	$449,784	$172,151

The Company’s digital asset holdings represent 85.8% of the Company’s total assets as of March 31, 2026. The following table presents a roll-forward of digital assets fair value for the three months ended March 31, 2026 (in thousands):

	Fair Value
	SOL	Locked PIPE SOL	Total
Fair Value as of December 31, 2025	$217,724	$39,219	$256,943
Sales	(5,452)	-	(5,452)
Staking rewards	2,631	455	3,086
Restricted SOL unlocked	11,758	(7,709)	4,049
Losses(1)	(78,074)	(8,401)	(86,475)
Fair value as of March 31, 2026	$148,587	$23,564	$172,151

(1)	Includes realized losses of $7.0 million for the three months ended March 31, 2026. Does not include losses from digital assets receivable or digital asset fund investment.

4.    DIGITAL ASSETS RECEIVABLE

The Company holds an ownership interest in Digital Assets Receivable, which entitles it to receive distributions of SOL as the underlying assets unlock in accordance with predetermined lock-up schedules applicable to the relevant pools. Digital Assets Receivable represents the Company’s pro rata entitlement to receive underlying SOL upon the expiration of contractual lock-up restrictions and does not constitute a debt instrument or financial receivable. The underlying restricted SOL tokens for Digital Assets Receivable is staked through protocol-based mechanisms, and the Company is entitled to receive the associated protocol-generated staking rewards attributable to each tranche of underlying SOL as such tranche unlocks.

The underlying restricted SOL for the Digital Assets Receivable unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the quantity of tokens that the Company has a right to receive upon unlock of the Digital Assets Receivable summarized by year as of March 31, 2026:

Digital Assets Receivable
2026	98,800
2027	116,111
2028	5,818
Total	220,729

The Company’s digital asset receivables represent 9.1% of the Company’s total assets as of March 31, 2026. The following table presents a roll-forward of Digital Assets Receivable fair value for the three months ended March 31, 2026 (in thousands):

Digital Assets Receivable
Fair Value as of December 31, 2025	$31,139
Staking rewards	331
Unrestricted SOL distributed	(3,421)
Net change in fair value	(9,702)
Fair value as of March 31, 2026	$18,347

5.    DIGITAL ASSET FUND INVESTMENT

For the three months ended March 31, 2026, the Company held a minority membership interest of approximately 1% in Digital Asset Fund Investment, which represents the Company’s pro rata entitlement to receive distributions of SOL as the underlying assets unlock in accordance with predetermined contractual lock-up schedules. The underlying SOL held by the fund is staked through protocol-based mechanisms, and the Company is entitled to receive its pro rata share of protocol-generated staking rewards attributable to each tranche of SOL as such tranche unlocks. Other than the distributions as the underlying SOL unlocks, our investment in the Digital Asset Fund Investment is not redeemable.

The underlying restricted SOL for the Digital Asset Fund Investment unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the expected fund distribution of the Company’s pro rata share of the Digital Asset Fund Investment by calendar year as of March 31, 2026:

Digital Asset Fund Investment
2026	18,149
2027	20,731
2028	874
Total	39,754

The following table presents the Company's Digital Asset Fund Investment holdings as of March 31, 2026:

	Cost Basis (in thousands)	Fair Value (in thousands)
Digital Asset Fund Investment	$7,112	$3,304

The following table presents a roll-forward of Digital Asset Fund Investment fair value for the three months ended March 31, 2026 (in thousands):

Digital Asset Fund Investment
Fair Value as of December 31, 2025	$5,617
Unrestricted SOL distributed	(628)
Net change in fair value	(1,685)
Fair value as of March 31, 2026	$3,304

6.    FAIR VALUE MEASUREMENTS

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

The Company’s digital assets, digital assets receivable and digital assets fund investment are subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
SOL digital assets	$148,587	$—	$—	$148,587
SOL digital assets, restricted*	23,564	—	—	23,564
SOL digital assets receivable**	—	18,347	—	18,347
SOL digital assets fund investment**	—	3,304	—	3,304
Total assets	$172,151	$21,651	$—	$193,802

*Subject to contractual sales restriction. See Note 3.

**Underlying assets subject to contractual sales restriction. See Note 4 and 5.

SOL digital assets and digital assets, restricted, are measured at fair value on a recurring basis using quoted prices of SOL in the Company’s principal market for Unlocked SOL (Level 1 inputs). Digital assets receivable and digital assets fund investment are measured at fair value on a recurring basis using quoted prices of the underlying Locked SOL in the Company’s principal market for Unlocked SOL (Level 2 inputs). As of midnight UTC on March 31, 2026, the price per SOL was $83.12.

The unaudited condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of March 31, 2026 and December 31, 2025, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account, USD Coin (“USDC”) at custodians and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

7.    COMMON STOCK AND WARRANTS

Stock Repurchase Program

On November 3, 2025, the Company’s Board of Directors (the “Board”) approved a stock repurchase program for the purchase of up to $100 million of the Company’s outstanding Class A common stock (the “Stock Repurchase Program”). Repurchases of Class A common stock may be made in the open market (including through Rule 10b-18 compliant transactions), in privately negotiated transactions, in block trades, through one or more accelerated share repurchase transactions, through one or more trading plans intended to comply with Rule 10b5-1, through tender offers, or by any combination of the foregoing. The Company may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The Stock Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.

As of March 31, 2026 and December 31, 2025, the Company held 1,603,971 and zero shares, respectively, of its Class A common stock in treasury, and purchased at a total cost of $3.5 million and zero dollars, respectively.

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

On September 15, 2025, the Company also entered into securities purchase agreements (the “Cryptocurrency Purchase Agreements,” and together with the Cash Purchase Agreements, the “Purchase Agreements”) with certain investors (the “Cryptocurrency Purchasers,” and together with the Cash Purchasers, the “Purchasers”) pursuant to which the Company agreed to sell to the Cryptocurrency Purchasers in a private placement (the “Cryptocurrency Offering,” and together with the Cash Offering, the “2025 PIPE Offerings”) (i) pre-funded warrants to purchase shares of Class A common stock at an offering price of $6.881 less $0.001 (the “Cryptocurrency Pre-Funded Warrants” and together with the Cash Pre-Funded Warrants, the “2025 Pre-Funded Warrants”) and (ii) stapled warrants (the “Cryptocurrency Stapled Warrants,” and together with the Cash Stapled Warrants, the “2025 Stapled Warrants”) at an exercise price of $10.134. In the Cryptocurrency Offering, the Cryptocurrency Purchasers tendered Locked SOL to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and the Cryptocurrency Stapled Warrants.

Clear Street LLC (“Clear Street”) served as lead placement agent and Maxim Group LLC (“Maxim”) served as co-placement agents in the 2025 PIPE Offerings, pursuant to the terms of a placement agency agreement and received aggregate compensation of $11.1 million. Clear Street was also issued 369,706 shares of the Company’s Class A common stock. The Company recorded non-cash financing offering costs of $8.6 million on the statement of operations based on the Company’s closing stock price of $23.17 on the 2025 PIPE Offerings closing date.

The aggregate gross proceeds to the Company were $508.8 million including $119 million in contributed digital assets comprised of $75.6 million of Locked PIPE SOL, $34.3 million of USDC and $9.1 million of USDT, resulting in net cash proceeds of $374.9 million after deducting placement agent fees and other cash offering expenses of $14.9 million.

September 2025 Advisory Warrants

On September 15, 2025, the Company entered into a Strategic Advisory Agreement (the “Strategic Advisory Agreement”) with Pantera Capital Management LP, a Delaware limited partnership (“Pantera”) and Summer Wisdom Holdings Limited (“Summer” and with Pantera, the “Advisors”). In connection with the closing of the 2025 PIPE Offerings, on September 18, 2025, the Company issued warrants to purchase 5,175,883 shares of Class A common stock to Pantera (the “Pantera Base Advisor Warrants”) and (ii) warrants to purchase 2,218,236 shares of Class A common stock to Summer (the “Summer Base Advisor Warrants” and together with the Pantera Base Advisor Warrants, the “Base Advisor Warrants”). Upon the exercise of each Stapled Warrant, each of Pantera and Summer shall receive an additional grant of warrants to purchase an amount of shares of Class A common stock equal to their respective portion of 5% of the shares of Class A common stock issued upon such exercise (the Performance Advisor Warrants, and together with the Base Advisor Warrants, the “Advisor Warrants”). The exercise price per share of the Advisor Warrants shall be equal to $0.001 per underlying share of Class A common stock. The Company recorded $171.3 million in non-cash financing costs, determined using a Black Scholes model, on the statement of operations for the period ended December 31, 2025. Based on the exercise price of $0.001, the Black Scholes value was effectively the same as the Company’s stock price of $23.17 as of the date of closing of the 2025 PIPE Offerings.

Pursuant to the Strategic Advisory Agreement, Pantera  and Summer agreed not to sell, transfer, pledge, hedge, or otherwise dispose of any shares underlying the Strategic Advisory Warrants for 180 days after the closing of the 2025 PIPE Offerings (the “Advisor Lock-Up Period”), except (i) transfers to affiliates that agree in writing to be bound by the remainder of the Advisor Lock-Up Period, or (ii) with the Company’s prior written consent.

Warrant inducement

On January 21, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of its existing 2024 Public Warrants to purchase shares of the Company’s Class A common stock (the “Existing Warrants”), pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 6,628 shares of the Company’s Class A common stock, in the aggregate, at a reduced exercise price of $563.25 per share, in exchange for the Company’s agreement to issue new Series C Warrants and Series D Warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants described below, to purchase up to 8,281 shares of the Company’s Class A common stock (the “Inducement Warrant Shares”). The Company received aggregate gross proceeds of approximately $3.7 million from the exercise of the Existing Warrants by the Holders. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor with the transactions summarized above and has paid Roth $0.2 million for its services, in addition to reimbursement for certain expenses along with other legal and regulatory expenses of $0.1 million resulting in net proceeds of $3.4 million and non-cash share issuance costs of $1.0 million and $3.1 million related to the modification of the Existing Warrants and issuance of the Inducement Warrants, respectively. As of March 31, 2025, 3,572 shares (the “Abeyance Shares”) from the exercised Existing Warrants that were held in abeyance due to the ownership limitations from the warrant agreements have been issued at the direction of the Holders.

On April 21, 2025, stockholder approval was obtained for the issuance of the Inducement Warrants at the Company’s annual meeting of stockholders.

2025 At-The-Market Offering

On September 15, 2025, the Company entered into a Sales Agreement (the “2025 Sales Agreement”) with Clear Street and Maxim, as co-sales agents, to create an at-the-market offering program (the “2025 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $92.8 million. Clear Street and Maxim are entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2025 Sales Agreement. During the three months ended March 31, 2026 and 2025, no shares were sold under the 2025 ATM.

2023 At-The-Market Offering

On June 23, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Roth to create an at-the-market offering program (the “2023 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2023 Sales Agreement. On July 7, 2025, the Company filed a prospectus supplement that amended and supplemented the prior prospectus supplements related to the 2023 ATM to increase the maximum offering size to $25.0 million. During the three months ended March 31, 2026 and 2025, the Company sold zero and 124 shares, respectively, generating net proceeds after commissions of $0 and $74.5 thousand after deducting $2.5 thousand in commissions and fees, respectively.

The following table provides a roll-forward of the number of shares of Class A common stock underlying warrants issued during the three months ended March 31, 2026 and the three months ended March 31, 2025:

	2025 Pre-funded Warrants	2025 Stapled Warrants	Base Advisor Warrants	2022 Public Warrants	2025 Common Warrants	Other Equity Warrants	Total
Classification	Equity(1)	Equity(1)	Equity(1)	Liability	Liability	Equity(1)
Exercise Price ($)	0.001	10.134	0.001	6.756	47.55	Various(2)
Expiration Date	N/A	Various(5)	Oct-30	Aug-2027	Dec-2027	Various(3)
Balance at December 31, 2024	-	-	-	804	-	7,807	8,611
Issuances	-	-	-	-	-	8,281	8,281
Exercises	-	-	-	-	-	(3,072)	(3,072)
Expirations	-	-	-	-	-	(2)	(2)
Balance at March 31, 2025	-	-	-	804	-	13,014	13,818
Issuances	36,261,239	73,941,196	7,394,119	-	293,235	24,550	117,914,339
Exercises	(3,269,896)	-	-	(187)	(293,233)	(28,122)	(3,591,438)
Exercised but not issued(4)	(2,298,075)	-	-	-	-	-	(2,298,075)
Expirations	-	-	-	-	-	(485)	(485)
Balance at December 31, 2025	30,693,268	73,941,196	7,394,119	617	2	8,957	112,038,159
Exercises	(10,527,247)	-	-	-	-	-	(10,527,247)
Expirations	-	-	-	-	-	(1)	(1)
Balance at March 31, 2026	20,166,021	73,941,196	7,394,119	617	2	8,956	101,510,911

(1)	The Company’s outstanding equity-classified warrants as of March 31, 2026 have a weighted average exercise price of $7.44.
(2)	Exercise prices for outstanding other equity warrants as of March 31, 2026 range from $563.25 to $1,856.25 per share of Class A common stock exercised.
(3)	Expiration dates for outstanding other equity warrants as of March 31, 2026 range from April 2027 to April 2030.
(4)	As of December 31, 2025, the Company received formal notice of exercise from the holder and shares were issued in January 2026.
(5)	The Cash Stapled Warrants have an expiration of June 2028 and the Cryptocurrency Stapled Warrants have an expiration of July 2028

8.    STOCK-BASED COMPENSATION

The Company may issue stock-based compensation awards under the Company’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”) or the Company’s 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the Company’s Annual Report on Form 10 K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

On May 30, 2024, the Board adopted a First Amendment (the “Amendment”) to the 2022 Plan. On June 27, 2024, at the annual meeting of stockholders, the stockholders of the Company approved the Amendment. Pursuant to the terms and conditions of the Amendment, the 2022 Plan was amended to increase the aggregate number of shares of Class A common stock that may be issued under the 2022 Plan to 2,785 new shares with an automatic increase on January 1st of each year by an amount equal to 5% of the fully diluted shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. As of January 1, 2025, the number of shares authorized for issuance increased from 2,785 to 3,605. On April 22, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of Class A common stock that may be issued under the 2022 Plan to 20% of the fully diluted shares on the 10th calendar date following the first closing of a registered offering of the Company’s Class A common stock that occurs on or after May 15, 2025 (the “April Equity Plan Amendment”). The April Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on May 23, 2025, and on June 16, 2025, following the 2025 Offering, the number of shares authorized for issuance increased from 3,605 to 142,286. On September 25, 2025, the Board adopted an amendment to the 2022 Plan to increase the aggregate number of shares of Class A common stock that may be issued under the 2022 Plan by 4,000,000 shares (the “September Equity Plan Amendment”). The September Equity Plan Amendment was approved by stockholders at the special stockholders meeting held on October 30, 2025, and the number of shares authorized for issuance increased from 142,286 to 4,142,286. On January 1, 2026, the number of shares authorized for issuance increased by 7,965,869 to 12,108,155.

As of March 31, 2026, the remaining shares available for grant were 10,768,901 under the 2022 Plan and 168 under the Inducement Plan.

During the three months ended March 31, 2026, the Company granted 94,116 stock options out of the 2022 Plan and no stock options out of the Inducement Plan at a weighted average exercise price of $6.88 per share. The options vest over one to three years and expire ten years after the grant date. 847 stock options were granted under the 2022 Plan during the three months ended March 31, 2025.

The grant date fair values of the stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.92%	4.44%
Expected volatility	110.40%	125.37%
Expected term (years)	5.03	5.38
Expected dividend yield	0.00%	0.00%
Fair value, per share	$1.10	$476.10

The following table summarizes nonvested RSU activity during the three months ended March 31, 2026:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2025	—	$—
Granted	8,720	1.73
Vested	(6,540)	1.73
Nonvested as of March 31, 2026	2,180	$1.73

As of March 31, 2026, there were an aggregate of 221,949 stock options outstanding with a weighted average exercise price of $70.52 per share and 1,117,838 RSUs outstanding.

Total stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales	$—	$6
Selling, general and administrative	90	509
Research and development	—	107
Total stock-based compensation expense	$90	$622

As of March 31, 2026, the total remaining unrecognized compensation expense related to nonvested stock options was $42 thousand which will be amortized over the weighted-average remaining requisite service period of 0.7 years.

9.    BASIC AND DILUTED LOSS PER SHARE

The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2026	2025
Basic and diluted:
Net loss available to common stockholders	$(99,799)	$(3,838)
Weighted average common shares outstanding — (1)(2)	76,736,156	10,039
Loss per share	$(1.30)	$(382.29)

(1)	The weighted average number of common shares outstanding as of March 31, 2025 includes the Abeyance Shares from the exercise of the Existing Warrants, the exercise of which was fully paid by the Holders and requires no further consideration for the delivery of the shares of Class A common stock. Therefore, the Abeyance Shares are included in the computation of basic and diluted loss per share as of the exercise date. The Abeyance Shares were subsequently issued at the direction of the Holder.
(2)	In September 2025, in connection with the 2025 PIPE Offerings, the Company issued and sold 2025 Pre-funded Warrants exercisable for an aggregate of 36,261,239 shares of Class A common stock. The 2025 Pre-funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date. Refer to Note 7 for additional information about the 2025 PIPE Offerings and the 2025 Pre-Funded Warrants.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended
	March 31,
	2026	2025
Stock options	221,949	3,635
Restricted stock units	1,117,838	—
Warrants	81,344,891	13,818

10.    RELATED PARTIES

Strategic Advisory Agreement

In connection with the 2025 PIPE Offerings, the Company entered into the Strategic Advisory Agreement with Pantera and Summer. Under the terms of the agreement, the Advisors will provide strategic advisory services in connection with the expansion and diversification of the Company’s core business through integration of cryptocurrency and digital asset strategies in its product offerings and as part of its SOL treasury management strategy for two years. As consideration for these services, Pantera and Summer received the Advisor Warrants to purchase shares of the Company’s Class A common stock as discussed in more detail in Note 8.

During the three months ended March 31, 2026 the Company recognized pass-through expenses from Summer of $6 thousand, which is permissible under the Strategic Advisory Agreement and is classified under selling, general and administrative operating expense in the statement of operations. As of March 31, 2026 the Company has a balance of $6 thousand in accrued and other current liabilities due to Summer to reimburse Summer for expenses attributable to the Company under the Strategic Advisory Agreement.

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

During the three months ended March 31, 2026 the Company recognized $0.6 million in trading advisory fees in connection with the Trading Advisory Agreement for the management fee for Company AUM by Pantera and is classified under selling, general and administrative operating expense in the statement of operations. As of March 31, 2026 the Company has a balance of $0.2 million in accounts payable due to Pantera under the Trading Advisory Agreement.

11.    INCOME TAXES

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective income tax rate for the three months ended March 31, 2026 and twelve months ended December 31, 2025 was 0.0% and 0.0% respectively. The difference in the effective income tax rate compared with the U.S. federal statutory rate of 21.0% is primarily due to the full valuation allowance recorded against its deferred tax assets, as well as the impact of losses generated in both domestic and foreign jurisdictions for which no tax benefit or expense has been recognized.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of March 31, 2026.

12.    SUBSEQUENT EVENTS

Share Purchase Agreement

On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement to acquire, directly or indirectly, all of the issued share capital of a Hong Kong trust company. The acquisition is anticipated to close in the second quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions. The total purchase price for the acquisition is $2 million, consisting of 50% payable in cash and 50% payable via issuance of our Class A common stock. As of the date of this Form 10-Q filing, the acquisition has not closed.

Sale of PoNS Assets

On April 8, 2026, the Company entered into and closed a purchase and sale agreement with Bioness Medical, Inc. (the “Buyer”), pursuant to which the Company sold the assets related to its Portable Neuromodulation Stimulator (“PoNS “) business to the Buyer (the “PoNS Asset Sale”), and the Buyer assumed certain liabilities related to the PoNS business. The purchase price of the PoNS Asset Sale consisted of an upfront payment of $5 million, and the right to receive post-closing cash earnout payments of up to $20 million in the aggregate based on a specified formula that takes into account the revenues of the PoNS business through the 2028 fiscal year.

In connection with the PoNS Asset Sale, in April 2026, the Company terminated the employment of certain employees supporting the PoNS business, for which severance was offered and paid to such employees totaling $1.4 million.

Registered Direct Offering

On April 27, 2026, the Company entered into securities purchase agreements (collectively, the “RDO Purchase Agreements”) with the purchasers named therein (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), 3,076,922 shares of the Company’s Class A common stock. The offering price of each Share was $2.60 per share (the “Offering Price”). The Registered Direct Offering closed on April 29, 2026. The net proceeds to the Company from the Registered Direct Offering were $7.9 million.

In connection with the Registered Direct Offering, the Company entered into put option agreements (collectively, the “Put Option Agreements”) with the Purchasers pursuant to which the Company granted each Purchaser the right to require the Company to repurchase all or a portion of the shares of Class A common stock it purchased in the Registered Direct Offering at a price per share equal to the Offering Price plus an amount that would result in an internal rate of return of 7.0% per annum (collectively, the “Put Options”). The Put Options may be exercised in connection with the occurrence of certain qualifying events, including the 12-month and 18-month anniversaries of the closing of the Registered Direct Offering, a failure of the Company’s net debt to total capitalization ratio to remain at or below 30%, or a suspension or halt of trading in the Class A common stock on the applicable trading market exceeding a specified number of consecutive trading days or the issuance of a delisting notice.

Stock Repurchase Program

Subsequent to March 31, 2026, pursuant to the Company’s Stock Repurchase Program, see Note 7, the Company repurchased 767,013 shares of its Class A common stock at a weighted-average purchase price of $1.88 per share.

Executive Separations and Appointments

On May 12, 2026, the Company and Dane C. Andreeff entered into a separation agreement whereby Mr. Andreeff separated from the Company and resigned from the Board and from his positions as the Company’s Chief Executive Officer and President, and principal executive officer. Pursuant to the separation agreement, Mr. Andreeff is entitled to receive a separation payment of $3.0 million within five business days after the effective date of the agreement, which amount is, among other things, in lieu of any obligations under Mr. Andreeff’s employment agreement and any bonus previously promised to Mr. Andreeff either orally or in writing.

On May 12, 2026, the Board appointed Joseph Chee, the Company’s Executive Chairman, as the Company’s Chairman and Chief Executive Officer and President, and principal executive officer, effective as of May 12, 2026. Mr. Chee’s new role as Chairman supersedes his prior role as the Company’s Executive Chairman.

On May 12, 2026, the Company and Jeffrey Mathiesen entered into a separation agreement whereby Mr. Mathiesen separated from the Company and resigned as the Company’s Chief Financial Officer, Treasurer and Secretary, and principal financial officer and principal accounting officer. Pursuant to the separation agreement, Mr. Mathiesen is entitled to receive a separation payment of $2.4 million within five business days after the effective date of the agreement, which amount is, among other things, in lieu of any obligations under Mr. Mathiesen’s employment agreement and any bonus previously promised to Mr. Mathiesen either orally or in writing.

On May 12, 2026, the Board appointed Agustina “Madelene” Gani Tjandrasuwita, the Company’s Chief Operating Officer and Deputy Financial Officer, as the Company’s Chief Financial Officer, Treasurer and Secretary, and principal financial officer and principal accounting officer, effective as of May 12, 2026. Ms. Tjandrasuwita’s new role as Chief Financial Officer supersedes her prior role as Deputy Chief Financial Officer.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” or “Company” mean Solana Company, and its wholly owned operating subsidiaries, Solana Company (Hong Kong) Limited, Marvel Operations Corp., Helius Medical, Inc., Helius Medical Technologies (Canada), Inc. and Revelation Neuro, Inc. The unaudited condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 10-K”). All financial information is stated in U.S. dollars unless otherwise specified. Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s market, strategy, competition, capital needs, business plans and expectations. All statements contained in this Form 10-Q, other than statements of historical facts, that address events or developments that the Company expects to occur, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of such terms or other comparable terminology.

The forward-looking statements in this Form 10-Q include but are not limited to statements relating to: expected benefits and implementation of our digital asset treasury strategy; expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth; the potential tokenization of our Class A common stock; the anticipated terms of custody arrangements; prospects and potential benefits of the Solana Foundation; our future growth and operational progress; our compliance with Nasdaq requirements; the impacts of the current global macroeconomic environment on our sufficiency of cash and availability of funds and operating costs; our market awareness; our ability to compete effectively; our future expenses and cash flow; our ability to become profitable; our future financing arrangements; and any future stock price. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve the our business objectives, expected benefits and implementation of our digital asset treasury strategy, expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth, the impact on the Company of global macroeconomic conditions including risks related to logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and high interest rates on our ability to operate our business and access capital markets, the success of our business plan, our operating costs and use of cash, our ability to achieve significant revenues and other factors discussed in the section entitled “Risk Factors”.

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

You should refer to the “Risk Factors” section of this Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information become available in the future. You should, however, review the factors and risks and other information we describe in the reports we will file from time to time with the SEC after the date of this Form 10-Q.

Company Overview

We are a listed digital asset treasury (“DAT”) dedicated to acquiring and holding Solana tokens (“SOL”). Our DAT objective is to maximize SOL per share through strategic use of capital markets and on-chain opportunities, offering public market investors direct exposure to Solana.

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

Recent Developments

Registered Direct Offering

On April 27, 2026, we entered into securities purchase agreements (collectively, the “RDO Purchase Agreements”) with the purchasers named therein (the “Purchasers”), pursuant to which we issued and sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), 3,076,922 shares of our Class A common stock. The offering price of each share of Class A common stock was $2.60 per share (the “Offering Price”). The Registered Direct Offering closed on April 29, 2026. The net proceeds to us from the Registered Direct Offering were $7.9 million.

In connection with the Registered Direct Offering, we entered into put option agreements (collectively, the “Put Option Agreements”) with the Purchasers pursuant to which we granted each Purchaser the right to require us to repurchase all or a portion of the shares of Class A common stock it purchased in the Registered Direct Offering at a price per share equal to the Offering Price plus an amount that would result in an internal rate of return of 7.0% per annum (collectively, the “Put Options”). The Put Options may be exercised in connection with the occurrence of certain qualifying events, including the 12-month and 18-month anniversaries of the closing of the Registered Direct Offering, a failure of our net debt to total capitalization ratio to remain at or below 30%, or a suspension or halt of trading in the Class A common stock on the applicable trading market exceeding a specified number of consecutive trading days or the issuance of a delisting notice.

PoNS Asset Sale

On April 8, 2026, we entered into and closed a purchase and sale agreement with Bioness Medical, Inc. (the “Buyer”), pursuant to which we sold the assets related to its Portable Neuromodulation Stimulator (“PoNS “) business to the Buyer (the “PoNS Asset Sale”), and the Buyer assumed certain liabilities related to the PoNS business. The purchase price of the PoNS Asset Sale consisted of an upfront payment of $5 million, and the right to receive post-closing cash earnout payments of up to $20 million in the aggregate based on a specified formula that takes into account the revenues of the PoNS business through the 2028 fiscal year.

In connection with the PoNS Asset Sale, in April 2026, the Company terminated the employment of certain employees supporting the PoNS business, for which severance was offered and paid to such employees totaling $1.4 million.

Regulatory Update

In March 2026, the SEC and CFTC jointly issued an interpretive release (the “Release”) classifying certain digital assets—including SOL—as “digital commodities” that are not themselves securities under the Federal securities laws. The Release provides that secondary market transactions involving such non-security crypto assets do not constitute securities transactions where purchasers would not reasonably expect the issuer's representations or promises to engage in essential managerial efforts from which purchasers would reasonably expect to derive profits to remain connected to the non-security crypto asset. The Release further interprets that certain activities, including protocol staking, do not involve the offer and sale of securities under specified circumstances. However, the Release does not constitute formal rulemaking and does not have the force of law, and the regulatory characterization of SOL and related activities therefore remains subject to ongoing development.

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

Price of SOL

Our treasury management business is expected to be heavily dependent on the price of SOL, which has historically experienced significant volatility. As of March 31, 2026, our total SOL exposure, that we held directly in our accounts or indirectly, was 2,331,610 SOL, valued at $193.8 million based on a market price of $83.12 per token. SOL is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. Refer to Note 3, Note 4 and Note 5 in the unaudited condensed consolidated financial statements for more details on the breakout of our SOL holdings and exposure. As a result, fluctuations in the price of SOL may significantly impact our results of operations.

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue:
Staking revenue	$3,417	$—	$3,417
Other revenue	204	49	155
Total revenue	3,621	49	3,572
Cost of revenue	180	121	59
Gross profit (loss)	3,441	(72)	3,513
Operating expenses
General and administrative expenses	5,189	3,939	1,250
Unrealized loss on digital assets and digital assets receivable	89,198	—	89,198
Realized loss on digital assets	6,987	—	6,987
Unrealized loss on digital assets fund investment	1,685	—	1,685
Total operating expenses	103,059	3,939	99,120
Loss from operations	(99,618)	(4,011)	(95,607)
Nonoperating income
Change in fair value of derivative liability	—	109	(109)
Other (expense) income	(181)	64	(245)
Nonoperating income, net	(181)	173	(354)
Loss before provision for income taxes	(99,799)	(3,838)	(95,961)
Provision for income taxes	—	—	—
Net loss	$(99,799)	$(3,838)	$(95,961)

Revenue

The increase in staking revenue in the first quarter of 2026 compared to the same period in the prior year was the result of our staked SOL earning staking yield.

Cost of Revenue

The cost of revenue for the first quarter of 2026 increased as compared to the same period in the prior year primarily due to the increase in staking revenue related costs.

General and Administrative Expenses

Selling, general and administrative expenses in the first quarter of 2026 increased as compared to the same period in prior year primarily due to a $0.9 million increase in professional fees due to increased legal and audit costs, a $0.7 million increase in trading advisory and custodian costs to support the DAT business, a $0.3 million increase in director and officer insurance, a $0.1 million increase in advertising costs partially offset by a $0.1 million decrease in employee wages and benefits partially offset by a $0.5 million decrease in stock-based compensation, and a $0.1 million decrease in franchise tax.

Unrealized loss on digital assets and digital assets receivable

The unrealized loss on digital assets represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value due to the decline in value of SOL.

Realized loss on digital assets

The realized loss on digital assets represents the loss realized on sales of SOL with proceeds utilized to repurchase shares and fund operating expenses.

Unrealized loss on digital assets fund investment

The unrealized loss on digital assets fund investment represents the unrealized mark-to-market for our digital asset fund investment holdings to record digital asset investment fund at fair value due to the decline in value of SOL.

Nonoperating income (expense)

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability in the first quarter of 2026 decreased as compared with the same period in the prior year due the derivative liability balance being reclassified into equity in the prior year.

Other (Expense) Income

Other (expense) income in the first quarter of 2026 was primarily attributable to dividend income earned on investments of excess cash in money market mutual funds offset by foreign exchange loss due to fluctuations in the Canadian to U.S. dollar exchange rates.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$4,395	$7,282
Working capital	25,027	28,139

Prior to our recent financings, our primary source of liquidity have been our operations. The primary demand on our working capital has historically been operating losses. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Following our strategic pivot to a DAT strategy in September 2025, our liquidity profile has fundamentally changed. We anticipate that our current liquidity and financial resources will remain adequate to manage our operating and financial requirements through at least May 2027. This assessment assumes that we will be able to liquidate digital assets in amounts and at times necessary to meet our obligations, which may not be possible during periods of market stress or reduced liquidity. Additionally, our liquidity assessment does not account for potential margin calls or collateral requirements that may arise from potential DeFi activities, lending arrangements, or borrowing against pledged SOL.

Our ability to maintain adequate liquidity depends on various factors including the market value of our digital assets, our ability to liquidate digital assets when needed, the parameters of our share repurchase program and our ongoing operating expenses. If we have the opportunity to make a strategic acquisition or an investment in a product or partnership, we may require additional capital beyond our current cash balance to fund the opportunity. We may need to raise additional capital through equity or debt financings. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us.

In December 2025 and January 2026, we executed open market purchases of our Class A common stock under our stock repurchase program totaling 1,603,971 shares at an average cost of $2.20 per share for an aggregate cost of $3.5 million, inclusive of fees. See Note 8 to our unaudited condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(4,831)	$(3,536)	$(1,295)
Net cash provided by investing activities	5,468	—	5,468
Net cash provided by financing activities	(3,524)	3,557	(7,081)
Net (decrease) increase in cash and cash equivalents	$(2,887)	$21	$(2,908)

Operating Activities

The higher level of cash used in operating activities in the three months ended March 31, 2026 primarily resulted from increases in selling, general and administrative expenses as compared to the same period in the prior year.

Investing Activities

Our investing activities in the three months ended March 31, 2026 primarily related to the sale of SOL as we redeployed capital for repurchases of our Class A common stock under our stock repurchase program and operating expenses.

Financing Activities

During the three months ended March 31, 2026, $3.5 million was used to repurchase shares of our Class A common stock under our stock repurchase program. During the three months ended March 31, 2025, $3.5 million in net proceeds were generated from entering into a warrant inducement with current warrant holders and net proceeds of $0.1 million from issuance and sales of shares in at-the-market offerings.

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

Our critical accounting estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2025 10-K. There have been no changes in critical accounting estimates in the current year from those described in our 2025 10-K.

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is included in Note 2 to the unaudited condensed consolidated financial statements.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 10 to the unaudited condensed consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of our Chief Executive Officer and our Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, during the three months ended March 31, 2026, our risk factors have not changed materially from those risk factors previously disclosed in our 2025 10-K. In April 2026, we sold the assets related to our PoNS business, as discussed in more detail in Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Following such sale, we no longer view the risks and uncertainties disclosed in our 2025 10-K related to the PoNS business as material to our business.

Except as set forth above, the risks described in our 2025 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2026 that were not previously reported on a Current Report on Form 10-Q.

Stock Repurchases

During the three months ended March 31, 2026, we executed open market purchases of approximately 1,603,971 shares at an average cost of $2.20 per share for an aggregate cost of $3.5 million, inclusive of fees and commissions under our authorized stock repurchase program. As of March 31, 2026, approximately $96.5 million remained available for future purchases under our stock repurchase program.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(4)
January 1 – January 31, 2026	233,528	$2.93	233,528	$99.3
February 1 – February 28, 2026	815,156	2.08	815,156	97.6
March 1 – March 31, 2026	555,287	$2.07	555,287	$96.5
Total	1,603,971		1,603,971
(1)	All the shares of Class A common stock purchased recorded in this column were purchased pursuant to our publicly announced stock repurchase program.
(2)	Average price paid per share of Class A common stock includes brokerage commissions.
(3)	In November 2025, our Board of Directors authorized a stock repurchase program permitting us to purchase up to $100 million of our Class A common stock. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. We may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time.
(4)	The dollar amount shown represents, as of the end of each period, the approximate dollar value of shares of our Class A common stock that may yet be purchased under the $100 million authorization, exclusive of any brokerage commissions.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans – Directors and Section 16 Officers

During the three months ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Resignation of Dane C. Andreeff as Chief Executive Officer and President

On May 12, 2026, the Company and Dane C. Andreeff entered into a separation agreement (the “Andreeff Separation Agreement”) whereby Mr. Andreeff separated from the Company and resigned from the Board of Directors and from his positions as the Company’s Chief Executive Officer and President, and principal executive officer. Such resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Pursuant to the Andreeff Separation Agreement, Mr. Andreeff is entitled to receive a separation payment of $3,000,000 within five (5) business days after the effective date of the Andreeff Separation Agreement, which amount is, among other things, in lieu of any obligations under Mr. Andreeff’s Employment Agreement and any bonus previously promised to Mr. Andreeff either orally or in writing. In exchange for the consideration provided to Mr. Andreeff pursuant to the Andreeff Separation Agreement, Mr. Andreeff agreed to waive and release any claims in connection with Mr. Andreeff’s employment and separation from the Company. Mr. Andreeff must also continue to comply with the confidential information and invention assignment provisions set forth in Mr. Andreeff’s employment agreement with the Company.

The foregoing description of the Andreeff Separation Agreement does not purport to be complete and is qualified in its entirety by the full text of the Andreeff Separation Agreement, a copy of which is attached hereto as Exhibit 10.3 and incorporated by reference herein.

Appointment of Joseph Chee as Chairman and Chief Executive Officer and President

On May 12, 2026, the Board of Directors appointed Joseph Chee, the Company’s Executive Chairman, as the Company’s Chairman and Chief Executive Officer and President, and principal executive officer, effective as of May 12, 2026. Mr. Chee’s new role as Chairman supersedes his prior role as the Company’s Executive Chairman.

Mr. Chee, aged 54, has served as the Company’s Executive Chairman since September 2025. He has been a Founder of Summer Capital Limited since August 2017 and has served as the Chairman until October 2025. Summer Capital is an investment company dedicated to investing in early growth stage companies in “new economy” sectors such as fintech, blockchain infrastructure and application, consumption technology and healthcare. He has also served as the Vice Chairman of AMINA Bank AG, a company focused on providing a bridge between traditional finance and digital assets while operating as a FINMA-regulated cryptocurrency bank and offering services such as secure custody, crypto trading, staking, lending, asset management and tokenized products to professional investors, corporations, family offices and institutions globally, since April 2020. In addition, Mr. Chee is the founder of Summer Healthcare Fund, L.P. since February 2021 and Summer Everest Ecosystem Fund, L.P. since September 2023, both of which are investment companies focused on healthcare and biotechnology and blockchain ecosystem and financial technology. Prior to these positions, Mr. Chee was Head of Investment Banking and Head of Global Capital Markets, Asia at UBS AG. From 2000 to 2017, Mr. Chee held a number of positions in UBS AG. Mr. Chee has earned a Doctorate degree in applied finance from the University of Geneva, an Executive Master of Business Administration degree from Tsinghua University, a Master of Business Administration degree from New York University and a Bachelor’s degree in mechanical engineering from Stevens Institute of Technology.

The terms of the existing indemnification agreement between the Company and Mr. Chee will remain in effect, which requires, among other things, that the Company indemnify Mr. Chee, under the circumstances and the extent provided for therein, against certain expenses, judgements, fines and other amounts incurred by him as a result of being made party to certain actions, suits, claims and other proceedings, by reason of his status as a director, officer, employee, or agent of the Company or any other entity for which he was serving as a director, officer, employee or agent at the request of the Company. A copy of the form of the Company’s standard form indemnification agreement for directors and officers was filed as Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on September 18, 2025.

There are no arrangements or understandings between Mr. Chee and any other person pursuant to which he was elected as an officer of the Company. Mr. Chee does not have any family relationships with any of the Company’s directors or executive officers. Mr. Chee does not have a direct or indirect material interest in any transaction that would require disclosure under Item 404(a) of Regulation S-K that was not previously disclosed in the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, filed with the SEC on April 10, 2026.

Resignation of Jeffrey Mathiesen as Chief Financial Officer, Treasurer and Secretary

On May 12, 2026, the Company and Jeffrey Mathiesen entered into a separation agreement (the “Mathiesen Separation Agreement”) whereby Mr. Mathiesen separated from the Company and resigned as the Company’s Chief Financial Officer, Treasurer and Secretary, and principal financial officer and principal accounting officer. Such resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Pursuant to the Mathiesen Separation Agreement, Mr. Mathiesen is entitled to receive a separation payment of $2,400,000 within five (5) business days after the effective date of the Mathiesen Separation Agreement, which amount is, among other things, in lieu of any obligations under Mr. Mathiesen’s Employment Agreement and any bonus previously promised to Mr. Mathiesen either orally or in writing. In exchange for the consideration provided to Mr. Mathiesen pursuant to the Mathiesen Separation Agreement, Mr. Mathiesen agreed to waive and release any claims in connection with Mr. Mathiesen’s employment and separation from the Company. Mr. Mathiesen must also continue to comply with the confidential information and invention assignment provisions set forth in Mr. Mathiesen’s employment agreement with the Company.

The foregoing description of the Mathiesen Separation Agreement does not purport to be complete and is qualified in its entirety by the full text of the Mathiesen Separation Agreement, a copy of which is attached hereto as Exhibit 10.4 and incorporated by reference herein.

Appointment of Agustina Gani Tjandrasuwita as Chief Financial Officer, Treasurer and Secretary

On May 12, 2026, the Board of Directors appointed Agustina “Madelene” Gani Tjandrasuwita, the Company’s Chief Operating Officer and Deputy Chief Financial Officer, as the Company’s Chief Financial Officer, Treasurer and Secretary, and principal financial officer and principal accounting officer, effective as of May 12, 2026. Ms. Tjandrasuwita’s new role as Chief Financial Officer supersedes her prior role as Deputy Chief Financial Officer.

Agustina “Madelene” Gani Tjandrasuwita, aged 50, has served as the Company’s Chief Operating Officer and Deputy Chief Financial Officer since April 2026. Prior to joining the Company, from 2024 to 2026, Ms. Tjandrasuwita served as the Chief Financial Officer at Hedera Hashgraph, Inc., a decentralized blockchain company, where she was responsible for its financial transparency, revenue growth, risk management, governance, investor relations and global tax planning. From 2022 to 2024, Ms. Tjandrasuwita served as Head of Finance, Vice President at Aptos Labs Inc., a permissionless layer 1 blockchain company, where she oversaw financial deals, partnerships, token treasury management, and audit and tax matters. Prior to that, from 2021 to 2022, she served as Head of Finance, Vice President at Gemini (Nasdaq: GEMI), a publicly traded cryptocurrency exchange and custodian company, where she oversaw capital fundraise and IPO readiness matters. Before that, from 2018 to 2021, she served as Global Controller, Head of Global Taxes at JUUL Labs, Inc., an American electronic cigarette company, where she led global controllership functions. Ms. Tjandrasuwita received her Bachelor of Business Administration degree from University of San Diego. She is a certified public accountant with an active license.

As previously disclosed, Ms. Tjandrasuwita entered into an employment agreement with the Company (the “Tjandrasuwita Employment Agreement”) in connection with her appointment as the Company’s Chief Operating Officer and Deputy Chief Financial Officer. A copy of the Tjandrasuwita Employment Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026.

The terms of the existing indemnification agreement between the Company and Ms. Tjandrasuwita will remain in effect, which requires, among other things, that the Company indemnify Ms. Tjandrasuwita, under the circumstances and the extent provided for therein, against certain expenses, judgements, fines and other amounts incurred by her as a result of being made party to certain actions, suits, claims and other proceedings, by reason of her status as a director, officer, employee, or agent of the Company or any other entity for which she was serving as a director, officer, employee or agent at the request of the Company. A copy of the form of the Company’s standard form indemnification agreement for directors and officers was filed as Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on September 18, 2025.

There are no arrangements or understandings between Ms. Tjandrasuwita and any other person pursuant to which she was elected as an officer of the Company. Ms. Tjandrasuwita does not have any family relationships with any of the Company’s directors or executive officers. Ms. Tjandrasuwita does not have a direct or indirect material interest in any transaction that would require disclosure under Item 404(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Amendment to Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 30, 2025)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 27, 2025)
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 18, 2025)
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 29, 2025)
3.9	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 29, 2025)
4.1	Form of Securities Purchase Agreement, by and among Solana Company and the Purchasers, dated April 27, 2026 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 27, 2026)
4.2	Form of Put Option Agreement, by and among Solana Company and the Purchasers, dated April 27, 2026. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 27, 2026)
10.1†	Offer Letter, dated as of March 13, 2026, by and between Solana Company and Agustina Gani Tjandrasuwita (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 9, 2026)
10.2†	Separation Agreement, dated as of April 8, 2026, by and between Solana Company and Antonella Favit-Van Pelt (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 13, 2026)
10.3†#	Separation Agreement, dated as of May 12, 2026, by and between Solana Company and Dane C. Andreeff
10.4†#	Separation Agreement, dated as of May 12, 2026, by and between Solana Company and Jeffrey Mathiesen
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Indicates a management contract or compensatory plan.

#	Filed herewith.
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

SOLANA COMPANY

Dated: May 15, 2026	By:	/s/ Chee Choon Wee
Chee Choon Wee
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Agustina Gani Tjandrasuwita
Agustina Gani Tjandrasuwita
Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial
Officer and Principal Accounting Officer)