Form 10-Q
period 2026-06-30
Solana Co
filed 2026-08-14
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File No. 001-38445
SOLANA COMPANY
(Exact name of Registrant as specified in its charter)
______________________________________________________________

Delaware	36-4787690

(State or other jurisdiction of incorporation or organization) 1650 Market Street, Suite 3600, PMB 17139084 Philadelphia, Pennsylvania (Address of principal executive offices)	(I.R.S. Employer Identification No.) 19103 (Zip Code)
(267) 207-2717
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	HSDT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of August 12, 2026, the registrant had 60,458,703 shares of Class A common stock, $0.001 par value per share, outstanding.

SOLANA COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Solana Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,647	$7,282
Digital assets	21,000	21,000
Digital assets collateral receivable	2,312	—
Prepaid expenses and other current assets	1,787	2,873
Total current assets	28,746	31,155
Digital assets	112,329	196,724
Digital assets, restricted	18,474	39,219
Digital assets receivable	13,991	31,139
Digital assets fund investment	2,513	5,617
Other long-term assets	1	75
Total assets	$176,054	$303,929
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,291	1,890
Accrued and other current liabilities	868	1,126
Total current liabilities	2,159	3,016
Derivative liability	4,207	—
Total liabilities	6,366	3,016
Mezzanine equity
Class A common stock subject to possible redemption, $0.001 par value; 3,076,922 and 0 shares issued and outstanding, with an aggregate redemption value of $8,100 and $0 as of June 30, 2026 and December 31, 2025, respectively	4,043	—
Stockholders' equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 60,354,067 shares issued and 57,416,984 outstanding as of June 30, 2026 and 43,744,207 shares issued and outstanding December 31, 2025 (excluding 3,076,922 and 0 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively)	60	44
Additional paid-in capital	513,857	513,719
Treasury stock, at cost	(5,855)	—
Accumulated deficit	(342,644)	(212,589)
Accumulated other comprehensive loss	227	(261)
Total stockholders' equity	165,645	300,913
Total liabilities, mezzanine and stockholders' equity	$176,054	$303,929
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Staking revenue	$2,512	$—	$5,929	$—
Other revenue	14	43	218	92
Total revenue	2,526	43	6,147	92
Cost of revenue	77	96	257	217
Gross profit (loss)	2,449	(53)	5,890	(125)
Operating (income) expenses
General and administrative expenses	11,116	3,269	16,305	7,208
Unrealized (gain) loss on digital assets and digital assets receivable	(2,363)	—	86,835	—
Realized loss on digital assets	25,389	—	32,376	—
Unrealized loss on digital assets fund investment	298	—	1,983	—
Loss on digital asset derivatives	682	—	682	—
Net operating expenses	35,122	3,269	138,181	7,208
Loss from operations	(32,673)	(3,322)	(132,291)	(7,333)
Nonoperating income (expense)
Change in fair value of derivative liability	(322)	(6,028)	(322)	(5,919)
Gain on sale of business	3,065	—	3,065	—
Other (expense) income	(259)	(43)	(440)	21
Financing costs	(67)	(440)	(67)	(440)
Nonoperating income (expense), net	2,417	(6,511)	2,236	(6,338)
Loss before provision for income taxes	(30,256)	(9,833)	(130,055)	(13,671)
Provision for income taxes	—	—	—	—
Net loss	(30,256)	(9,833)	(130,055)	(13,671)
Other comprehensive loss
Foreign currency translation adjustments	271	(577)	488	(628)
Comprehensive loss	$(29,985)	$(10,410)	$(129,567)	$(14,299)
Loss per share
Basic and diluted	$(0.38)	$(79.73)	$(1.66)	$(201.55)
Weighted average number of common shares outstanding
Basic and diluted	79,756,908	123,335	78,254,877	67,828
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity
(in thousands, except share data)

	Stockholders' Equity								Mezzanine Equity
	Class A Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Redeemable Class A Common Stock
	Shares	Amount		Shares	Amount			Total	Shares	Amount
Balance as of April 1, 2026	56,565,079	$57	$513,796	1,603,971	$(3,524)	$(312,388)	$(44)	$197,897	—	$—
Issuance of common stock in registered direct offering	—	—	—	—	—	—	—	—	3,076,922	4,043
Repurchases of common stock	—	—	—	1,333,112	(2,331)	—	—	(2,331)	—	—
Exercise of warrants	2,666,910	2	(1)	—	—	—	—	1	—	—
Settlement of restricted stock units	1,122,078	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	63	—	—	—	—	63	—	—
Other comprehensive income	—	—	—	—	—	—	271	271	—	—
Net loss	—	—	—	—	—	(30,256)	—	(30,256)	—	—
Balance as of June 30, 2026	60,354,067	$60	$513,857	2,937,083	$(5,855)	$(342,644)	$227	$165,645	3,076,922	$4,043

	Class A Common Stock		Additional Paid-In Capital	Share to be Issued		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount			Total
Balance as of April 1, 2025	8,132	$—	$174,692	3,572	$1,843	$(175,537)	$282	$1,280
Issuance of common stock in public offering	54,001	—	5,672	—	—	—	—	5,672
Issuance of warrants in public offering	—	—	321	—	—	—	—	321
Share issuance costs	—	—	(780)	—	—	—	—	(780)
Exercise of warrants	618,342	1	11,375	(3,572)	(1,843)	—	—	9,533
Stock-based compensation	—	—	410	—	—	—	—	410
Other comprehensive loss	—	—	—	—	—	—	(577)	(577)
Net loss	—	—	—	—	—	(9,833)	—	(9,833)
Balance as of June 30, 2025	680,475	$1	$191,690	—	—	$(185,370)	$(295)	$6,026
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Mezzanine and Stockholders’ Equity
(in thousands, except share data)

	Stockholders' Equity								Mezzanine Equity
	Class A Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Redeemable Class A Common Stock
	Shares	Amount		Shares	Amount			Total	Shares	Amount
Balance as of January 1, 2026	43,744,207	$44	$513,719	—	$—	$(212,589)	$(261)	$300,913	—	$—
Issuance of common stock in registered direct offering	—	—	—	—	—	—	—	—	3,076,922	4,043
Repurchases of common stock	—	—	—	2,937,083	(5,855)	—	—	(5,855)	—	—
Exercise of warrants	15,487,782	15	(14)	—	—	—	—	1	—	—
Settlement of restricted stock units	1,122,078	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	153	—	—	—	—	153	—	—
Other comprehensive income	—	—	—	—	—	—	488	488	—	—
Net loss	—	—	—	—	—	(130,055)	—	(130,055)	—	—
Balance as of June 30, 2026	60,354,067	$60	$513,857	2,937,083	$(5,855)	$(342,644)	$227	$165,645	3,076,922	$4,043

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of January 1, 2025	4,936	$—	$172,425	$(171,699)	$333	$1,059
Issuance of common stock in public offering	54,125	—	5,749	—	—	5,749
Issuance of warrants in public offering	—	—	321	—	—	321
Share issuance costs	—	—	(790)	—	—	(790)
Exercise of warrants, net of issuance costs	621,414	1	12,954	—	—	12,955
Stock-based compensation	—	—	1,031	—	—	1,031
Other comprehensive loss	—	—	—	—	(628)	(628)
Net loss	—	—	—	(13,671)	—	(13,671)
Balance as of June 30, 2025	680,475	$1	$191,690	$(185,370)	$(295)	$6,026
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(130,055)	$(13,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and imputed interest expense	—	680
Financing costs	67	448
Staking revenue	(5,929)	—
Gain on sale of business	(3,065)	—
Change in fair value of derivative liability	322	5,919
Unrealized (gain) loss on digital assets and digital assets receivable	86,819	—
Net change in fair value of digital assets fund investment	2,012	—
Realized loss on sale of digital assets	32,376	—
Loss on digital asset derivatives	682	—
Stock-based compensation expense	153	1,031
Other	472	(590)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	715	601
Accounts payable	(737)	91
Accrued and other current liabilities	(555)	(782)
Other liabilities	—	(20)
Net cash used in operating activities	(16,723)	(6,293)
Cash flows from investing activities:
Digital assets purchased	(5,495)	—
Digital assets sold	13,321	—
Cash posted as derivative margin collateral	(2,904)	—
Cash returned from derivative margin collateral	2,661	—
Proceeds from digital asset derivative contracts	1,140	—
Payments for digital asset derivative contracts and settlements	(1,523)	—
Net proceeds from sale of business	4,242	—
Deposit on acquisition of business	(500)	—
Net cash provided by investing activities	10,942	—
Cash flows from financing activities:
Proceeds from issuance of common stock in registered direct offering	8,000	—
Proceeds from issuances of common stock in ATM	—	77
Proceeds from issuances of common stock and common stock warrants in private placement	—	9,364
Proceeds from exercise of warrants	1	3,734
Repurchase of common stock	(5,855)	—
Share issuance costs	—	(1,212)
Proceeds from issuance of notes payable	—	880
Repayment of notes payable	—	(1,560)
Net cash provided by financing activities	2,146	11,283
Net (decrease) increase in cash and cash equivalents	(3,635)	4,990
Cash and cash equivalents at beginning of period	7,282	1,088
Cash and cash equivalents at end of period	$3,647	$6,078
Supplemental cash flow information
Non-cash investing and financing transactions:
SOL transferred from digital assets receivable to digital assets upon restricted SOL unlock	$6,166	$—
SOL distributed from digital asset fund investment to digital assets upon restricted SOL unlock	$1,113	$—
SOL transferred from digital assets to digital asset receivable as margin collateral	$10,994	$—
SOL transferred from digital assets receivable to digital assets upon return of margin collateral	$8,824	$—
Derivative warrant liability reclassified to equity on exercise of warrants	$—	$9,527
Deferred offering costs reclassified to equity upon public offering	$—	$8
Share issuance costs included in accounts payable	$138	$330
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
Liquidity and Management’s Plans
The accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q (“10-Q”) have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit of $342.6 million and working capital of $26.6 million, including $21.0 million of digital assets classified as current assets that can be readily liquidated as needed, as of June 30, 2026, incurred a net loss of $130.1 million and used $16.7 million of cash in operating activities during the six months ended June 30, 2026. The Company had a cash balance of approximately $3.6 million at June 30, 2026. Based on our forecasted cash flows, the Company believes its existing cash balance and working capital will be sufficient to meet its liquidity needs for at least the next twelve months.

The Company’s financial condition is substantially dependent on the market price and liquidity of SOL, which are subject to extreme volatility and limited trading venues. Substantially all of the Company’s treasury assets are concentrated in SOL, the native cryptocurrency of the Solana protocol, or exposed to SOL indirectly. SOL has experienced significant price volatility, and the Company’s financial results and carrying value of its digital assets, digital assets, restricted, digital assets receivable and digital asset fund investment will fluctuate materially based on SOL price movements. The Company depends on the continued success and adoption of the Solana protocol for the value of its treasury holdings. While the Company plans to hold its digital assets as part of a long-term treasury strategy and to deploy its assets for productive purposes including staking, the Company’s management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. The Company’s ability to liquidate SOL to meet its obligations is subject to the liquidity of SOL and the SOL market price, and there is no guarantee that the Company will be able to liquidate SOL at all or at terms that are preferable to the Company.

Sale of PoNS Assets
On April 8, 2026, the Company entered into and closed a purchase and sale agreement with Bioness Medical, Inc. (the “Buyer”), pursuant to which the Company sold the assets related to its Portable Neuromodulation Stimulator ("PoNS") business to the Buyer (the “PoNS Asset Sale”), and the Buyer assumed certain liabilities related to the PoNS business. The purchase price of the PoNS Asset Sale consisted of an upfront payment of $5.0 million, and the right to receive post-closing cash earnout payments of up to $20.0 million in the aggregate based on a specified formula that takes into account the revenues of the PoNS business through the 2028 fiscal year. Transaction costs for the PoNS Asset Sale were $0.8 million resulting in net cash proceeds of $4.2 million. After deducting the net assets of the PoNS business held immediately prior to the closing of $1.1 million, the resulting gain on the PoNS Asset Sale was $3.1 million.
In connection with the PoNS Asset Sale, in April 2026, the Company terminated the employment of certain employees supporting the PoNS business, for which severance was offered and paid to such employees totaling $1.4 million. On May 12, 2026, the Company entered into separation agreements with the Company's former Chief Executive Officer and former Chief Financial Officer and it paid lump-sum severance of $3.0 million and $2.4 million, respectively. Together with the $1.4 million of PoNS-related severance described above, severance expense was $6.8 million and presented in "General and administrative expenses" in the unaudited condensed consolidated statement of operations and comprehensive loss for each of the three and six months ended June 30, 2026. The agreements did not accelerate or otherwise modify the former officers' equity awards; vested options remain exercisable under their original terms and unvested awards were forfeited as of the separation date. See Note 10.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “2025 Form 10-K”).
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
Reclassifications
Certain amounts recorded in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported operating results.
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
All issued and outstanding Class A common stock and per share amounts contained in the unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Class A common stock. A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Splits. Any fraction of a share of Class A common stock that was created as a result of the Reverse Stock Splits was rounded down to the next whole share and stockholders received cash settlement equal to the market value of the fractional share, determined by multiplying such fraction by the closing sales price of the Company’s Class A common stock as reported on Nasdaq on the last trading day before the Reverse Stock Splits effective dates. The authorized shares and par value of the Class A common stock and preferred stock were not adjusted as a result of the Reverse Stock Splits.
Treasury Stock
The Company accounts for treasury stock using the cost method.

Mezzanine Equity

The Company applies the guidance in Accounting Standards Codification (“ASC") 480-10-S99, Classification and Measurement of Redeemable Securities, to determine the appropriate classification of redeemable equity instruments. Shares of Class A common stock that are redeemable upon the occurrence of events that are not solely within the control of the Company are classified as mezzanine equity, presented on the unaudited condensed consolidated balance sheets between total liabilities and permanent stockholders' equity.

Mezzanine equity is initially measured at the gross proceeds allocated to the redeemable shares, reduced by (i) the fair value of the associated put option derivative liability recognized at inception and (ii) direct share issuance costs allocated to the redeemable shares. The carrying value of the mezzanine equity is accreted toward the contractual redemption value to the extent that the combined carrying value of the mezzanine equity and the associated put option derivative liability is less than the accreted contractual redemption value at the reporting date.

Option Contracts

The Company's option contracts are freestanding derivative instruments and have not been designated under hedge accounting. Premiums received at options contract inception are initially recorded on the unaudited condensed consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The fair value of these written options is measured using standard option-pricing models incorporating SOL spot prices, time to expiration, and volatility. Because no observable market implied-volatility surface for SOL is available, volatility is estimated using trailing realized volatility of SOL and is not corroborated by observable market data. Accordingly, the options are classified as Level 3 within the fair value hierarchy. Changes in the fair value of the options are recognized on the unaudited condensed consolidated statements of operations and comprehensive loss within “Loss on digital asset derivatives”. Outstanding derivative liabilities as of June 30, 2026 are presented on the condensed balance sheets within "Accrued and other current liabilities".

Premiums received and paid on option contracts, cash settlements of option contracts, and cash posted and returned as margin collateral are presented within investing activities on the unaudited condensed consolidated statements of cash flows. Changes in the fair value of the options are non-cash and are reversed in the reconciliation of net loss to net cash used in operating activities.

Segment Information
Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s Chief Executive Officer views the Company’s operations and manages its business based solely on consolidated financial results and does not evaluate these operating segments separately, therefore, the Company has a single reporting segment and the determination of the single segment is consistent with the information provided to the CODM. The CODM reviews assets as presented on the consolidated balance sheets and reviews significant segment expenses in the same manner that they are reviewed on the consolidated statement of operations and comprehensive loss.

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

3.    DIGITAL ASSETS
As of June 30, 2026, the Company’s holdings of digital assets were concentrated with two custodians used by the Company to hold digital assets, including unrestricted SOL (“Unlocked SOL”), which unless qualified otherwise, shall only refer to unrestricted SOL tokens that are readily transferable on-chain on the Solana network or staked SOL subject to the normal unbonding period and restricted SOL subject to contractual lock-up (“Locked SOL”). The Company primarily holds SOL at custodians but may also hold cash and cash equivalents. As of June 30, 2026, the Company held $2.7 million in fiat currency at custodians which is presented on the unaudited condensed consolidated balance sheets within "Cash and cash equivalents". The Company does not hold a significant portion of digital assets at an exchange. As of June 30, 2026, the Company held less than 1% of the total supply of SOL.

Digital Assets Subject to Lock-up Schedules
Certain digital assets, digital assets receivable and digital assets underlying equity investments are subject to sale restrictions through lock-up schedules typically associated with lock-up agreements with digital asset foundations such as the Solana Foundation.
Locked SOL that are held directly in the Company’s custodial digital asset wallets are recorded as digital assets, restricted on the consolidated balance sheets, and include the Locked SOL contributed to the Company as part of the September 2025 private placement (“Locked PIPE SOL”), see Note 9 for additional details. The underlying restricted SOL for the Locked PIPE SOL unlock on a monthly basis in relatively even intervals and amounts through January 2028.
The following table presents the quantity of tokens that will unlock for the Company’s Locked PIPE SOL summarized by year as of June 30, 2026:

Locked PIPE SOL
2026	72,509
2027	161,431
2028	17,262
Total	251,202
Staked Digital Assets
The Company has staked the majority of its digital assets as of June 30, 2026 as shown in the table below. The Company’s ability to sell or transfer staked digital assets is subject to restrictions related to the unbonding period on the blockchain. As of June 30, 2026, all the Company’s staked digital assets were SOL and were staked on the Solana network and the unbonding period is between 2 and 3 days.
Digital Asset Holdings
The following table presents the Company's digital assets holdings as of June 30, 2026:

	Quantity	Quantity Staked	Cost Basis (in thousands)	Fair Value (in thousands)
SOL	1,812,866	1,728,626	$374,555	$133,329
Locked PIPE SOL	251,202	251,202	53,834	18,474
Total digital assets	2,064,068	1,979,828	$428,389	$151,803

The Company’s digital asset holdings represent 86.2% of the Company’s total assets as of June 30, 2026. The following table presents a roll-forward of digital assets fair value for the three and six months ended June 30, 2026 (in thousands):

	SOL	Locked PIPE SOL	Total
Fair Value as of December 31, 2025	$217,724	$39,219	$256,943
Sales	(5,452)	—	(5,452)
Staking rewards	2,631	455	3,086
Restricted SOL unlocked	7,702	(3,664)	4,038
Losses(1)	(74,018)	(12,446)	(86,464)
Fair value as of March 31, 2026	148,587	23,564	172,151
Purchases	5,495	—	5,495
Sales	(7,869)	—	(7,869)
Transfer to margin collateral	(10,994)	—	(10,994)
Return of margin collateral	8,824	—	8,824
Staking rewards	2,014	287	2,301
Restricted SOL unlocked	6,111	(2,870)	3,241
Losses(2)	(18,839)	(2,507)	(21,346)
Fair value as of June 30, 2026	$133,329	$18,474	$151,803
(1)Includes realized losses of $7.0 million for the three months ended March 31, 2026. Does not include losses from digital assets receivable or digital asset fund investment.
(2)Includes realized losses of $25.4 million for the three months ended June 30, 2026. Does not include losses from digital assets receivable or digital asset fund investment.

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
The underlying restricted SOL for the Digital Assets Receivable unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the quantity of tokens that the Company has a right to receive upon unlock of the Digital Assets Receivable summarized by year as of June 30, 2026:

Digital Assets Receivable
2026	66,720
2027	117,634
2028	5,894
Total	190,248

The Company’s digital asset receivables represent 9.3% of the Company’s total assets as of June 30, 2026. The following table presents a roll-forward of Digital Assets Receivable fair value for the three and six months ended June 30, 2026 (in thousands):

Digital Assets Receivable
Fair Value as of December 31, 2025	$31,139
Staking rewards	331
Unrestricted SOL distributed	(3,421)
Net change in fair value	(9,702)
Fair value as of March 31, 2026	$18,347
Transfer to margin collateral	—
Return of margin collateral	—
Staking rewards	211
Unrestricted SOL distributed	(2,745)
Net change in fair value	(1,822)
Fair value as of June 30, 2026	$13,991
5.    DIGITAL ASSET FUND INVESTMENT
For the three and six months ended June 30, 2026, the Company held a minority membership interest of approximately 1% in Digital Asset Fund Investment, which represents the Company’s pro rata entitlement to receive distributions of SOL as the underlying assets unlock in accordance with predetermined contractual lock-up schedules. The underlying SOL held by the fund is staked through protocol-based mechanisms, and the Company is entitled to receive its pro rata share of protocol-generated staking rewards attributable to each tranche of SOL as such tranche unlocks. Other than the distributions as the underlying SOL unlocks, our investment in the Digital Asset Fund Investment is not redeemable.
The underlying restricted SOL for the Digital Asset Fund Investment unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the expected fund distribution of the Company’s pro rata share of the Digital Asset Fund Investment by calendar year as of June 30, 2026:

Digital Asset Fund Investment
2026	12,266
2027	21,016
2028	886
Total	34,168
The following table presents the Company's Digital Asset Fund Investment holdings as of June 30, 2026:

	Cost Basis (in thousands)	Fair Value (in thousands)
Digital Asset Fund Investment	$5,730	$2,513

The following table presents a roll-forward of Digital Asset Fund Investment fair value for the three and six months ended June 30, 2026 (in thousands):

Digital Asset Fund Investment
Fair Value as of December 31, 2025	$5,617
Unrestricted SOL distributed	(617)
Net change in fair value	(1,696)
Fair value as of March 31, 2026	$3,304
Unrestricted SOL distributed	(496)
Net change in fair value	(295)
Fair value as of June 30, 2026	$2,513

6.    DIGITAL ASSETS COLLATERAL RECEIVABLE
In connection with the Company’s OTC SOL put options strategy, the Company pledges or transfers SOL to institutional counterparties to collateralize the underlying transactions. During the three and six months ended June 30, 2026, these transactions were governed by long-form confirmations and International Swaps and Derivatives Association agreements (together, “ISDA Agreements”). Under the ISDA Agreements, the Company’s SOL are pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by the derivative counterparties. The Company’s transfer of digital assets into digital assets collateral receivable is a derecognition event and the Company recognizes a realized loss on digital assets upon derecognition of the pledged SOL (see Note 3).

The Company's outstanding SOL put option contracts as of June 30, 2026 are collateralized by 31,436 of the Company’s SOL, which have been transferred to an institutional counterparty. These 31,436 tokens are presented in aggregate as approximately $2.3 million in “Digital assets collateral receivable” on the unaudited condensed consolidated balance sheets as of June 30, 2026. Due to (i) the Company's limited historical loss experience for digital assets collateral receivable, (ii) the counterparty being an institutional counterparty and (iii) the short tenor of the outstanding options contracts there is no expected credit loss recorded as of June 30, 2026.

The following table presents a roll-forward of Digital Assets Collateral Receivable fair value for the three and six months ended June 30, 2026 (in thousands):

Digital Assets Collateral Receivable
Fair Value as of December 31, 2025	$—
Transfer to margin collateral	10,994
Return of margin collateral	(8,824)
Net change in fair value(1)	142
Fair value as of June 30, 2026	$2,312
(1)Recognized within "Unrealized (gain) loss on digital assets and digital assets receivable" on the unaudited condensed consolidated statements of operations and comprehensive loss.

7.    DERIVATIVES
OTC SOL Options

The Company enters into over-the-counter ("OTC") option contracts referencing the price of SOL in connection with managing the risk and return profile of its digital asset treasury. The primary underlying risk exposure of these contracts is SOL price risk. The contracts are not designated as hedging instruments under ASC 815-20. The Company writes put options to generate premium income on its treasury holdings, and enters into call option spreads to obtain participation in increases in the price of SOL. During the six months ended June 30, 2026, the Company (i) wrote SOL put options, receiving premium in exchange for the obligation to pay at maturity any excess of the strike price over the settlement price, and (ii) entered into SOL call option spreads, purchasing near-the-money calls and simultaneously writing further out-of-the-money calls of equal size and maturity for a net premium paid, obtaining participation in increases in the price of SOL up to the strike price of the written calls. All contracts were cash-settled, except one written put option that provided for physical settlement and expired unexercised, and all were collateralized by SOL (see Note 6) and U.S. dollars posted as initial and variation margin. U.S. dollars posted as margin collateral of $0.2 million as of June 30, 2026, are included in "Prepaid expenses and other current assets".

As of June 30, 2026, the Company’s outstanding SOL put option contracts referenced 288,805 SOL with strike prices ranging from $63.00 to $69.30 and maturities extending through July 10, 2026. See Note 8 for information regarding the fair value measurement of these contracts. On July 10, 2026, the SOL put options expired out-of-the-money.

The following table presents a roll-forward of OTC option contracts for the six months ended June 30, 2026:

	Written put options — contracts	Written put options — SOL	Call option spreads — contracts	Call option spreads — SOL
Open as of December 31, 2025	—	—	—	—
Entered during period	12	824,089	6	442,703
Settled or expired during period	(8)	(535,284)	(6)	(442,703)
Open as of June 30, 2026	4	288,805	—	—

Registered Direct Offering Put Options

In connection with the April 2026 Registered Direct Offering, the Company granted the Purchasers the right to require the Company to repurchase their shares upon certain qualifying events. The Put Options were issued as consideration in that offering rather than for risk management purposes, and their primary underlying risk exposure is the price of the Company's Class A common stock. The Put Options are freestanding derivative instruments classified as liabilities and are not designated as hedging instruments. See Note 9 for the terms of the Put Option Agreements and the related mezzanine equity classification.

The following table presents the derivative liability fair values by type as of June 30, 2026:

Derivatives not designated as hedging instruments	Balance sheet location	June 30, 2026	December 31, 2025
Digital asset (SOL) price contracts — written put options	Accrued and other current liabilities	$299	$—
Equity contracts — RDO put options	Derivative liability	4,207	—
Total derivative liabilities		$4,506	$—

The Company does not offset derivative assets and derivative liabilities on the unaudited condensed consolidated balance sheets. Under the ISDA Agreements, amounts owed between the parties may be set off, and posted collateral may be applied against outstanding obligations, only upon an event of default or termination event with respect to the other party. Because these rights are conditional, the Company presents derivative assets and liabilities on a gross basis. The Put Options are not subject to a master netting arrangement.

The following table presents the gross and net amounts of the Company's OTC SOL option contracts, which are subject to enforceable master netting arrangements under the ISDA Agreements, as of June 30, 2026 (in thousands):

OTC SOL Options
Gross amount of recognized derivative liabilities	$299
Gross amounts offset in the balance sheet	—
Net amount presented in the balance sheet	299
Collateral pledged not offset in the balance sheet	(299)
Net amount	$—

The following table presents the gains and losses for derivatives by type for the three and six months ended June 30, 2026 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location	2026	2025	2026	2025
SOL price contracts — written put options(1)	Loss on digital asset derivatives	$318	$—	$318	$—
SOL price contracts — call option spreads	Loss on digital asset derivatives	(1,000)	—	(1,000)	—
Equity contracts — RDO put options(1)	Change in fair value of derivative liability	(322)	—	(322)	—
Equity contracts — derivative warrant liabilities	Change in fair value of derivative liability	—	(6,028)	—	(5,919)
Total		$(1,004)	$(6,028)	$(1,004)	$(5,919)
(1)Of the total gains and losses included in earnings, a gain of $56 thousand in "Loss on digital asset derivatives" and a loss of $322 thousand in "Change in fair value of derivative liability" are attributable to derivative instruments still held as of June 30, 2026.

Credit-Risk-Related Contingent Features

Certain of the Company's derivative instruments contain provisions that could accelerate settlement or increase collateral requirements upon a deterioration in financial condition. The Put Options may be exercised upon a failure of the Company's net debt to total capitalization ratio to remain at or below 30%. Under the ISDA Agreements governing the OTC SOL options, a single-day decline of 25% or more in the net equity of the Company's subsidiary that is party to those agreements, or a default on indebtedness of $100,000 or more, constitutes an additional termination event, upon which the minimum transfer amount for collateral demands is reduced to zero, the counterparty's obligation to return posted collateral is suspended, and the counterparty may liquidate posted collateral and terminate outstanding transactions.

As of June 30, 2026, the aggregate fair value of derivative liabilities containing such features was $4.5 million, consisting of $4.2 million of Put Options, against which no collateral was posted, and $0.3 million of OTC SOL options, against which the Company has posted collateral with a fair value of $2.6 million. Had these features been triggered as of June 30, 2026, the amount required to settle the Put Options would have been $8.1 million; posted collateral exceeded the net liability under the OTC SOL options, and no additional collateral would have been required.

8.    FAIR VALUE MEASUREMENTS
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
The following table presents the Company's financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2026 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
SOL digital assets	$133,329	$—	$—	$133,329
SOL digital assets, restricted*	18,474	—	—	18,474
SOL digital assets collateral receivable	—	2,312	—	2,312
SOL digital assets receivable**	—	13,991	—	13,991
SOL digital assets fund investment**	—	2,513	—	2,513
Total assets	$151,803	$18,816	$—	$170,619

Liabilities:
Written put options derivative liability***	$—	$—	$299	$299
RDO put options derivative liability****	—	—	4,207	4,207
Total liabilities	$—	$—	$4,506	$4,506
*Subject to contractual sales restriction. See Note 3.
**Underlying assets subject to contractual sales restriction. See Notes 4 and 5.
***Represents the fair value of written OTC SOL put option contracts outstanding as of June 30, 2026, which are included within "Accrued and other current liabilities" on the unaudited condensed consolidated balance sheets. Fair value is estimated using standard option-pricing models incorporating SOL spot prices, implied volatility, and time to expiration. See Notes 2 and 7.
****Represents the fair value of put option agreements entered into in connection with the April 2026 Registered Direct Offering, which are included within "Derivative liability" on the unaudited condensed consolidated balance sheets. Fair value is estimated using an option lattice model. See Notes 2 and 9.

SOL digital assets and digital assets, restricted, are measured at fair value on a recurring basis using quoted prices of SOL in the Company’s principal market for Unlocked SOL (Level 1 inputs). Digital assets receivable and digital assets fund investment are measured at fair value on a recurring basis using quoted prices of the underlying Locked SOL in the Company’s principal market for Unlocked SOL (Level 2 inputs). As of midnight UTC on June 30, 2026, the price per SOL was $73.54.

Premiums received for OTC put option derivative liabilities at inception are initially recorded on the unaudited condensed consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The fair value of these written options is measured using standard option-pricing models incorporating SOL spot prices, time to expiration, and volatility. Because no observable market implied-volatility surface for SOL is available, volatility is estimated using trailing realized volatility of SOL and is not corroborated by observable market data. Accordingly, the options are classified as Level 3 within the fair value hierarchy.

The fair value of the RDO put option derivative liability is estimated using an option lattice model incorporating assumptions related to the likelihood and timing of qualifying exercise triggering events, the contractual repurchase price, the risk-free rate, expected volatility of the Company's Class A common stock, and the contractual internal rate of return floor of 7.0% per annum. The put options are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs, primarily expected volatility. The RDO put option derivative liability is presented in "Derivative liability" on the unaudited condensed consolidated balance sheets.

The following table presents the significant unobservable inputs used in the fair value measurement of the Company's Level 3 derivative liabilities as of June 30, 2026:

	Written Put Option Derivative Liability	RDO Put Option Derivative Liability
Implied volatility - range	71.5% - 80.9%	72.8%
Implied volatility - weighted average(1)	73.2%	n/a
(1)The weighted average implied volatility is calculated by weighting each contract's implied volatility by the relative fair value of that contract.

The fair value measurements of the OTC SOL put options and the Put Options incorporate volatility assumptions that are not observable in the market. An increase in the volatility assumption used would increase the fair value of the related derivative liability, and a decrease would reduce it. Because the repurchase price of the Put Options accretes at a rate in excess of the risk-free rate, exercise prior to the latest available exercise date would not be economically advantageous to the holders. Accordingly, the fair value of the Put Options is not significantly sensitive to assumptions regarding the timing of exercise.

The following table presents a roll-forward of the Company's derivative assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2026 (in thousands):

Purchased Call Options
Fair Value as of December 31, 2025	$—
Purchases	1,147
Settlements	—
Total loss included in earnings	(1,147)
Fair Value as of June 30, 2026	$—

The following table presents a roll-forward of the Company's derivative liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2026 (in thousands):

	Written Put Options	Written Call Options	RDO Put Options	Total
Fair Value as of December 31, 2025	$—	$—	$—	$—
Issuances	993	147	3,885	5,025
Settlements	(376)	—	—	(376)
Total (gain) loss included in earnings(1)	(318)	(147)	322	(143)
Fair Value as of June 30, 2026	$299	$—	$4,207	$4,506
(1)Amounts presented in parentheses reduce the carrying amount of the related derivative. Accordingly, parenthetical amounts in the derivative liabilities roll-forward represent gains included in earnings. See Note 7 for the statement of operations line items in which these gains and losses are recognized.

The unaudited condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of June 30, 2026 and December 31, 2025, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account, USD Coin (“USDC”) at custodians and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

9.    COMMON STOCK AND WARRANTS
Registered Direct Offering

On April 27, 2026, the Company entered into securities purchase agreements (collectively, the “RDO Purchase Agreements”) with the purchasers named therein (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), 3,076,922 shares of the Company’s Class A common stock. The offering price of each Share was $2.60 per share (the “Offering Price”). The Registered Direct Offering closed on April 29, 2026. The net proceeds to the Company from the Registered Direct Offering were $7.9 million after $0.1 million of transaction related costs.
The 3,076,922 shares of Class A common stock issued in the April 2026 Registered Direct Offering are classified as mezzanine equity because the holders have the right, under certain conditions, to require the Company to repurchase such shares at the offering price plus a contractual 7.0% per annum internal rate of return. Certain triggering events that would allow holders to exercise such repurchase rights are not solely within the control of the Company.

In connection with the Registered Direct Offering, the Company entered into put option agreements (collectively, the “Put Option Agreements”) with the Purchasers pursuant to which the Company granted each Purchaser the right to require the Company to repurchase all or a portion of the shares of Class A common stock it purchased in the Registered Direct Offering at a price per share equal to the Offering Price plus an amount that would result in an internal rate of return of 7.0% per annum (collectively, the “Put Options”). The Put Options may be exercised in connection with the occurrence of certain qualifying events, including the 12-month and 18-month anniversaries of the closing of the Registered Direct Offering, a failure of the Company’s net debt to total capitalization ratio to remain at or below 30%, or a suspension or halt of trading in the Class A common stock on the applicable trading market exceeding a specified number of consecutive trading days or the issuance of a delisting notice. See Note 7. As of June 30, 2026, there have been no qualifying events under the Put Option Agreements.

The redemption value of the Registered Direct Offering shares was $8.1 million as of June 30, 2026 which is less than the combined fair value of the associated put option derivative liability of $4.2 million and the carrying value of the mezzanine equity of $4.0 million as of June 30, 2026. Accordingly, no accretion of the mezzanine equity carrying value was required during the period.

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
As of June 30, 2026 and December 31, 2025, the Company held 2,937,083 and 0 shares, respectively, of its Class A common stock in treasury. During the three and six months ended June 30, 2026, the Company purchased 1,333,112 and 2,937,083 shares at a total cost of $2.3 million and $5.9 million, respectively.

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
September 2025 Advisory Warrants

On September 15, 2025, the Company entered into a Strategic Advisory Agreement (the “Strategic Advisory Agreement”) with Pantera Capital Management LP, a Delaware limited partnership (“Pantera”) and Summer Wisdom Holdings Limited (“Summer” and with Pantera, the “Advisors”). In connection with the closing of the 2025 PIPE Offerings, on September 18, 2025, the Company issued (i) warrants to purchase 5,175,883 shares of Class A common stock to Pantera (the “Pantera Base Advisor Warrants”) and (ii) warrants to purchase 2,218,236 shares of Class A common stock to Summer (the “Summer Base Advisor Warrants” and together with the Pantera Base Advisor Warrants, the “Base Advisor Warrants”). Upon the exercise of each Stapled Warrant, each of Pantera and Summer shall receive an additional grant of warrants to purchase an amount of shares of Class A common stock equal to their respective portion of 5% of the shares of Class A common stock issued upon such exercise (the "Performance Advisor Warrants", and together with the Base Advisor Warrants, the “Advisor Warrants”). The exercise price per share of the Advisor Warrants shall be equal to $0.001 per underlying share of Class A common stock. The Company recorded $171.3 million in non-cash financing costs, determined using a Black-Scholes model, on the statement of operations for the period ended December 31, 2025. Based on the exercise price of $0.001, the Black-Scholes value was effectively the same as the Company’s stock price of $23.17 as of the date of closing of the 2025 PIPE Offerings.
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

June 2025 Offering

In June 2025, the Company completed a registered offering of common stock, pre-funded warrants and accompanying common warrants, together with warrants issued to the placement agent (collectively, the "2025 Warrants"). The common warrants contained a provision permitting holders to receive twice the number of shares issuable on a cash exercise without additional payment, and provided for exercise price resets on the fifth trading day and tenth calendar day after issuance, with a corresponding increase in the number of shares issuable such that the aggregate exercise price remained unchanged.

Because of that provision, the common warrants did not qualify for equity classification and were recorded as a derivative liability of $3.4 million at issuance, measured using a Monte Carlo simulation model. Offering costs of $0.5 million allocated to the derivative liability were expensed. The exercise price and share resets resulted in a loss of $6.2 million recognized in "Change in fair value of derivative liability." Expected volatility of 99.95% was the significant unobservable input used at issuance and at each remeasurement date; the remaining inputs were observable. The derivative liability was reclassified to equity upon exercise of the warrants during 2025 and had no fair value as of June 30, 2026.

The aggregate gross proceeds to the Company were $9.1 million, before deducting placement agent fees and other expenses of $1.2 million and repayment of promissory notes of $1.56 million. Maxim Group LLC served as placement agent and received a cash fee of 7% of gross proceeds plus reimbursement of legal fees of up to $100 thousand.

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

Maxim Group LLC served as the placement agent in the 2025 Private Placement, pursuant to the terms of a placement agency agreement and received 7% of the gross proceeds of the Offering and reimbursement of the legal fees of its counsel of up to $15 thousand.

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

2025 At-The-Market Offering

On September 15, 2025, the Company entered into a Sales Agreement (as amended and restated, the “2025 Sales Agreement”) with Clear Street and Maxim, as co-sales agents, to create an at-the-market offering program (the “2025 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $92.8 million. On May 29, 2026, the Company amended and restated the 2025 Sales Agreement to, among other things, increase the aggregate gross sales price of shares that may be offered and sold from time to time from $92.8 million to $250.0 million. Clear Street and Maxim are entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2025 Sales Agreement. During the six months ended June 30, 2026 and 2025, no shares were sold under the 2025 ATM.

2023 At-The-Market Offering
On June 23, 2023, the Company entered into a Sales Agreement (the “2023 Sales Agreement”) with Roth to create an at-the-market offering program (the “2023 ATM”) under which the Company may offer and sell shares with an aggregate offering price of up to $2.0 million. Roth is entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2023 Sales Agreement. On July 7, 2025, the Company filed a prospectus supplement that amended and supplemented the prior prospectus supplements related to the 2023 ATM to increase the maximum offering size to $25.0 million. During the six months ended June 30, 2026 and 2025, the Company sold zero and 124 shares, respectively, generating net proceeds after commissions of zero and $74.5 thousand after deducting $2.5 thousand in commissions and fees, respectively.
The following table provides a roll-forward of the number of shares of Class A common stock underlying warrants issued during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025:

	2025 Pre-funded Warrants	2025 Stapled Warrants	Base Advisor Warrants	2022 Public Warrants	2025 Common Warrants	Other Equity Warrants	Total
Classification	Equity(1)	Equity(1)	Equity(1)	Liability	Liability	Equity(1)
Exercise Price ($)	0.001	10.134	0.001	6.756	47.55	Various(2)
Expiration Date	N/A	Various(6)	Oct-30	Aug-2027	Dec-2027	Various(3)
Balance at December 31, 2024	—	—	—	804	—	7,807	8,611
Issuances	—	—	—	—	293,235	32,831	326,066
Exercises	—	—	—	(187)	(293,233)	(22,323)	(315,743)
Expirations	—	—	—	—	—	(487)	(487)
Balance at June 30, 2025	—	—	—	617	2	17,828	18,447
Issuances	36,261,239	73,941,196	7,394,119	—	—	—	117,596,554
Exercises	(3,269,896)	—	—		—	(8,871)	(3,278,767)
Exercised but not issued(4)	(2,298,075)	—	—	—	—	—	(2,298,075)
Balance at December 31, 2025	30,693,268	73,941,196	7,394,119	617	2	8,957	112,038,159
Exercises	(11,627,247)	—	(1,567,862)	—	—	—	(13,195,109)
Exercised but not issued(5)	—	—	(80,403)	—	—	—	(80,403)
Expirations	—	—	—	—	—	(676)	(676)
Balance at June 30, 2026	19,066,021	73,941,196	5,745,854	617	2	8,281	98,761,971
(1)The Company’s outstanding equity-classified warrants as of June 30, 2026 have a weighted average exercise price of $7.63.
(2)Exercise prices for outstanding other equity warrants as of June 30, 2026 range from $563.25 to $1,856.25 per share of Class A common stock exercised.
(3)Expiration dates for outstanding other equity warrants as of June 30, 2026 range from April 2027 to April 2030.
(4)As of December 31, 2025, the Company received formal notice of exercise from the holder and shares were issued in January 2026.
(5)As of June 30, 2026, the Company received formal notice of exercise from the holder and shares were issued in July 2026.
(6)The Cash Stapled Warrants have an expiration of June 2028 and the Cryptocurrency Stapled Warrants have an expiration of July 2028.

10.    STOCK-BASED COMPENSATION
The Company may issue stock-based compensation awards under the Company’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”) or the Company’s 2021 Inducement Plan (as amended, the “Inducement Plan”), as described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.
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

As of June 30, 2026, the remaining shares available for grant were 10,669,709 under the 2022 Plan and 192 under the Inducement Plan. During the six months ended June 30, 2026, the Company granted 168,372 stock options out of the 2022 Plan and no stock options out of the Inducement Plan. The options vest over one to three years and expire ten years after the grant date. A total of 847 stock options were granted under the 2022 Plan during the six months ended June 30, 2025.
Stock option activity during the six months ended June 30, 2026 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	127,835	$117.38	9.47	$—
Granted	168,372	4.89
Expired	(1,005)	12.96
Forfeited	(26)	510.15
Outstanding as of June 30, 2026	295,176	53.54	6.09	—
Nonvested as of June 30, 2026	61,881	2.46	9.89	—
Exercisable as of June 30, 2026	233,295	$67.08	5.09	$—

The grant date fair values of the stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.07%	4.44%
Expected volatility	108.41%	125.37%
Expected term (years)	5.12	5.38
Expected dividend yield	0.00%	0.00%
Fair value, per share	$1.45	$476.10

The following table summarizes restricted stock unit ("RSU') activity during the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Vested outstanding as of December 31, 2025	1,109,118	$5.98
Nonvested outstanding as of December 31, 2025	—	—
Granted	34,160	2.20
Vested	(12,960)	1.94
Settled	(1,109,118)	5.98
Nonvested and outstanding as of June 30, 2026	21,200	$2.36
As of June 30, 2026, the total remaining unrecognized compensation expense related to nonvested stock options and RSUs was $0.2 million which will be amortized over the weighted-average remaining requisite service period of 0.5 years years.
11.    BASIC AND DILUTED LOSS PER SHARE
The table below presents the computation of basic and diluted loss per share (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted:
Net loss available to common stockholders	$(30,256)	$(9,833)	$(130,055)	$(13,671)
Weighted average common shares outstanding — (1)(2)	79,756,908	123,335	78,254,877	67,828
Loss per share	$(0.38)	$(79.73)	$(1.66)	$(201.55)
(1)The weighted average number of common shares outstanding as of June 30, 2025 includes the Abeyance Shares from the exercise of the Existing Warrants, the exercise of which was fully paid by the Holders and requires no further consideration for the delivery of the shares of Class A common stock. Therefore, the Abeyance Shares are included in the computation of basic and diluted loss per share as of the exercise date. The Abeyance Shares were subsequently issued at the direction of the Holder.
(2)In September 2025, in connection with the 2025 PIPE Offerings, the Company issued and sold 2025 Pre-funded Warrants exercisable for an aggregate of 36,261,239 shares of Class A common stock. The 2025 Pre-funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date. Refer to Note 9 for additional information about the 2025 PIPE Offerings and the 2025 Pre-Funded Warrants.
The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted net loss per share for the periods indicated, as they would have been anti-dilutive due to the net loss in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	295,176	3,635	295,176	3,635
Restricted stock units	21,200	—	21,200	—
Warrants	79,695,950	18,554	79,695,950	18,554

12.    RELATED PARTIES
Strategic Advisory Agreement
In connection with the 2025 PIPE Offerings, the Company entered into the Strategic Advisory Agreement with Pantera and Summer. Under the terms of the agreement, the Advisors will provide strategic advisory services in connection with the expansion and diversification of the Company’s core business through integration of cryptocurrency and digital asset strategies in its product offerings and as part of its SOL treasury management strategy for two years. As consideration for these services, Pantera and Summer received the Advisor Warrants to purchase shares of the Company’s Class A common stock as discussed in more detail in Note 9.
During the three and six months ended June 30, 2026, the Company recognized pass-through expenses from Summer of $51 thousand and $57 thousand, respectively, which is permissible under the Strategic Advisory Agreement and is classified under selling, general and administrative operating expense in the statement of operations. As of June 30, 2026, there were no amounts payable to Summer related to the Strategic Advisory Agreement.
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
During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $1.1 million, respectively, in trading advisory fees in connection with the Trading Advisory Agreement for the management fee for Company AUM by Pantera and is classified under selling, general and administrative operating expense in the statement of operations. As of June 30, 2026, the Company has a balance of $0.1 million in accounts payable due to Pantera under the Trading Advisory Agreement.
13.    INCOME TAXES
The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective income tax rate for the three and six months ended June 30, 2026 and twelve months ended December 31, 2025 was 0.0% and 0.0%, respectively. The difference in the effective income tax rate compared with the U.S. federal statutory rate of 21.0% is primarily due to the full valuation allowance recorded against its deferred tax assets, as well as the impact of losses generated in both domestic and foreign jurisdictions for which no tax benefit or expense has been recognized.
The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of June 30, 2026.
14.    SUBSEQUENT EVENTS
Share Purchase Agreement
On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement to acquire, directly or indirectly, all of the issued share capital of a Hong Kong trust company. The acquisition closed on July 15, 2026. The total purchase price for the acquisition was $2 million, consisting of 50% payable in cash, $0.5 million of which was paid as a deposit during the second quarter of 2026 and the remaining $0.5 million was paid in July 2026, and 50% equity consideration, pursuant to which 597,086 shares of our Class A common stock were issued to the Sellers.

Stock Repurchases
Subsequent to June 30, 2026, pursuant to the Company’s Stock Repurchase Program, see Note 9, the Company repurchased 488,575 shares of its Class A common stock at a weighted-average purchase price of $1.77 per share. The Company also repurchased, in a private transaction, 226,172 of its Class A common stock at a price of $1.64 per share.

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
The forward-looking statements in this Form 10-Q include but are not limited to statements relating to: expected benefits and implementation of our digital asset treasury strategy; expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth; the potential tokenization of our Class A common stock; the anticipated terms of custody arrangements; prospects and potential benefits of the Solana Foundation; our future growth and operational progress; our compliance with Nasdaq requirements; the impacts of the current global macroeconomic environment on our sufficiency of cash and availability of funds and operating costs; our market awareness; our ability to compete effectively; our future expenses and cash flow; our ability to become profitable; our future financing arrangements; and any future stock price. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve our business objectives, expected benefits and implementation of our digital asset treasury strategy, expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth, the impact on the Company of global macroeconomic conditions including risks related to logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and high interest rates on our ability to operate our business and access capital markets, the success of our business plan, our operating costs and use of cash, our ability to achieve significant revenues and other factors discussed in the section entitled “Risk Factors”.
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
Recent Developments
SOL Validator Cluster

We launched our own SOL validator cluster in July 2026. As of the date of this Form 10-Q, external parties have delegated 0.5 million SOL to stake on our cluster.

Share Purchase Agreement

On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement to acquire, directly or indirectly, all of the issued share capital of a Hong Kong trust company. The acquisition closed on July 15, 2026. The total purchase price for the acquisition was $2 million, consisting of 50% payable in cash, $0.5 million of which was paid as a deposit during the second quarter of 2026 and the remaining $0.5 million paid in July 2026, and 50% equity consideration, pursuant to which 597,086 shares of our Class A common stock were issued to the Sellers.
Registered Direct Offering

On April 27, 2026, we entered into securities purchase agreements (collectively, the “RDO Purchase Agreements”) with the purchasers named therein (the “Purchasers”), pursuant to which we issued and sold to the Purchasers, in a registered direct offering (the “Registered Direct Offering”), 3,076,922 shares of our Class A common stock. The offering price of each share of Class A common stock was $2.60 per share (the “Offering Price”). The Registered Direct Offering closed on April 29, 2026. The net proceeds to us from the Registered Direct Offering were $7.9 million after $0.1 million of transaction related costs.

In connection with the Registered Direct Offering, we entered into put option agreements (collectively, the “Put Option Agreements”) with the Purchasers pursuant to which we granted each Purchaser the right to require us to repurchase all or a portion of the shares of Class A common stock it purchased in the Registered Direct Offering at a price per share equal to the Offering Price plus an amount that would result in an internal rate of return of 7.0% per annum (collectively, the “Put Options”). The Put Options may be exercised in connection with the occurrence of certain qualifying events, including the 12-month and 18-month anniversaries of the closing of the Registered Direct Offering, a failure of our net debt to total capitalization ratio to remain at or below 30%, or a suspension or halt of trading in the Class A common stock on the applicable trading market exceeding a specified number of consecutive trading days or the issuance of a delisting notice. As of June 30, 2026, there have been no qualifying events under the Put Option Agreements.
PoNS Asset Sale
On April 8, 2026, we entered into and closed a purchase and sale agreement with Bioness Medical, Inc. (the “Buyer”), pursuant to which we sold the assets related to the Portable Neuromodulation Stimulator (“PoNS“) business to the Buyer (the “PoNS Asset Sale”), and the Buyer assumed certain liabilities related to the PoNS business. The purchase price of the PoNS Asset Sale consisted of an upfront payment of $5 million, and the right to receive post-closing cash earnout payments of up to $20 million in the aggregate based on a specified formula that takes into account the revenues of the PoNS business through the 2028 fiscal year.
In connection with the PoNS Asset Sale, in April 2026, the Company terminated the employment of certain employees supporting the PoNS business, for which severance was offered and paid to such employees in the second quarter of 2026 totaling $1.4 million.

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
Price of SOL
Our treasury management business is expected to be heavily dependent on the price of SOL, which has historically experienced significant volatility. As of June 30, 2026, our total SOL exposure, that we held directly in our accounts or indirectly, was 2,319,919 SOL, valued at $170.6 million based on a market price of $73.54 per token. SOL is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. Refer to Note 3, Note 4 and Note 5 in the unaudited condensed consolidated financial statements for more details on the breakout of our SOL holdings and exposure. As a result, fluctuations in the price of SOL may significantly impact our results of operations.

Results of Operations
Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Revenue
Staking revenue	$2,512	$—	$2,512
Other revenue	14	43	(29)
Total revenue	2,526	43	2,483
Cost of revenue	77	96	(19)
Gross profit (loss)	2,449	(53)	2,502
Operating (income) expenses
General and administrative expenses	11,116	3,269	7,847
Unrealized gain on digital assets and digital assets receivable	(2,363)	—	(2,363)
Realized loss on digital assets	25,389	—	25,389
Unrealized loss on digital assets fund investment	298	—	298
Loss on digital asset derivatives	682	—	682
Net operating expenses	35,122	3,269	31,853
Loss from operations	(32,673)	(3,322)	(29,351)
Nonoperating income (expense)
Change in fair value of derivative liability	(322)	(6,028)	5,706
Gain on sale of business	3,065	—	3,065
Other expense	(259)	(43)	(216)
Financing costs	(67)	(440)	373
Nonoperating income (expense), net	2,417	(6,511)	8,928
Loss before provision for income taxes	(30,256)	(9,833)	(20,423)
Provision for income taxes	—	—	—
Net loss	$(30,256)	$(9,833)	$(20,423)
Revenue
The increase in staking revenue in the second quarter of 2026 compared to the same period in the prior year was the result of our staked SOL earning staking yield, which was not applicable in the same period of 2025. There were no SOL holdings during the same period in 2025.
Cost of Revenue
The cost of revenue for the second quarter of 2026 decreased slightly as compared to the same period in the prior year primarily due to the elimination of PoNS product costs partially offset by an increase in staking revenue related costs.

General and Administrative Expenses
General and administrative expenses increased in the second quarter of 2026, compared to the same period in the prior year, primarily due to a $6.8 million increase in severance expense associated with the sale of the PoNS business and executive separation agreements, a $0.6 million increase in professional fees, a $0.5 million increase in trading advisory and custodian fees supporting our DAT strategy and a $0.3 million increase in D&O insurance premiums. These increases were partially offset by decreased salaries and benefits due to the terminated PoNS employees, stock-based compensation, research and development expenses, and advertising costs.
Unrealized gain on digital assets and digital assets receivable

The unrealized gain on digital assets and digital assets receivable represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value due to the decline in value of SOL offset by the reversal of prior unrealized loss that was realized on sales and derecognition of digital assets, which was not applicable in the same period of 2025.
Realized loss on digital assets

The realized loss on digital assets represents the loss realized on sales of SOL with proceeds utilized to repurchase shares and fund operating expenses, which was not applicable in the same period of 2025.
Unrealized loss on digital assets fund investment

The unrealized loss on digital assets fund investment represents the unrealized mark-to-market for our digital asset fund investment holdings to record digital asset investment fund at fair value due to the decline in value of SOL, which was not applicable in the same period of 2025.
Loss on digital asset derivatives

Loss on digital asset derivatives was $0.7 million in the second quarter of 2026, compared to none in the prior-year period, reflecting net premiums and fair value changes on the written SOL put option contracts and SOL call option spread positions entered into under the Company's OTC SOL options strategy, which commenced during the second quarter of 2026.

Nonoperating income (expense)

Change in Fair Value of Derivative Liability
The change in fair value of derivative liabilities was a loss of $0.3 million for the three months ended June 30, 2026, compared with a loss of $6.0 million for the same period in 2025. The decrease was primarily attributable to the reclassification to equity of the derivative warrant liabilities from our 2022 public offering and our June 2025 public offering upon exercise in the second quarter of 2025. As a result, the put option issued in connection with the Registered Direct Offering was the only derivative liability recorded in this caption during the second quarter of 2026.
Gain on Sale of Business

Gain on sale of business was $3.1 million in the second quarter of 2026, compared to none in the prior-year period, relating entirely to the PoNS Asset Sale that closed on April 8, 2026.

Other expense

Other (expense) income in the second quarter of 2026 was primarily attributable to the decrease in dividend income earned on investments of excess cash in money market mutual funds and the foreign exchange loss due to fluctuations in the Canadian to U.S. dollar exchange rates.

Financing Costs

Financing costs were $0.1 million in the second quarter of 2026, compared to $0.4 million in the prior-year period. The decrease was primarily attributable to the absence of non-cash costs recognized in the prior-year period in connection with the January 2025 warrant inducement and related note financing.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Revenue
Staking revenue	$5,929	$—	$5,929
Other revenue	218	92	126
Total revenue	6,147	92	6,055
Cost of revenue	257	217	40
Gross profit (loss)	5,890	(125)	6,015
Operating (income) expenses
General and administrative expenses	16,305	7,208	9,097
Unrealized loss on digital assets and digital assets receivable	86,835	—	86,835
Realized loss on digital assets	32,376	—	32,376
Unrealized loss on digital assets fund investment	1,983	—	1,983
Loss on digital asset derivatives	682	—	682
Net operating expenses	138,181	7,208	130,973
Loss from operations	(132,291)	(7,333)	(124,958)
Nonoperating income (expense)
Change in fair value of derivative liability	(322)	(5,919)	5,597
Gain on sale of business	3,065	—	3,065
Other (expense) income	(440)	21	(461)
Financing costs	(67)	(440)	373
Nonoperating income (expense), net	2,236	(6,338)	8,574
Loss before provision for income taxes	(130,055)	(13,671)	(116,384)
Provision for income taxes	—	—	—
Net loss	$(130,055)	$(13,671)	$(116,384)

Revenue
The increase in staking revenue in the first half of 2026 compared to the same period in the prior year was the result of our staked SOL earning staking yield, which was not applicable in the same period of 2025. There were no SOL holdings during the same period in 2025.

Cost of Revenue
The cost of revenue for the first half of 2026 increased slightly as compared to the same period in the prior year primarily due to the increase in staking revenue related costs partially offset by reduction of PoNS product costs due to the PoNS Asset Sale.

General and Administrative Expenses
General and administrative expenses increased in the first half of 2026, compared to the same period in the prior year, primarily due to a $6.8 million increase in severance expense associated with the sale of the PoNS business and executive separation agreements, a $1.6 million increase in professional fees, a $1.2 million increase in trading advisory and custodian fees supporting our DAT strategy and a $0.6 million increase in D&O insurance premiums. These increases were partially offset by decreased salaries and benefits due to the terminated PoNS employees, stock-based compensation, research and development expenses, and advertising costs.

Unrealized loss on digital assets and digital assets receivable

The unrealized loss on digital assets and digital assets receivable represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value due to the decline in value of SOL partially offset by the reversal of prior unrealized loss that was realized on sales and derecognition of digital assets, which was not applicable in the second half of 2025.

Realized loss on digital assets

The realized loss on digital assets represents the loss realized on sales of SOL with proceeds utilized to repurchase shares and fund operating expenses and the loss realized on SOL transfers to derivative margin collateral, which was not applicable in the second half of 2025.
Unrealized loss on digital assets fund investment

The unrealized loss on digital assets fund investment represents the unrealized mark-to-market for our digital asset fund investment holdings to record digital asset investment fund at fair value due to the decline in value of SOL, which was not applicable in the second half of 2025.
Loss on digital asset derivatives

Loss on digital asset derivatives was $0.7 million in the first half of 2026, compared to none in the prior-year period, reflecting net premiums and fair value changes on the written SOL put option contracts and SOL call option spread positions entered into under the Company's OTC SOL options strategy, which commenced during the second quarter of 2026.

Nonoperating income (expense)

Change in Fair Value of Derivative Liability
The change in fair value of derivative liabilities was a loss of $0.3 million in the first half of 2026, compared with a loss of $5.9 million for the same period in 2025. The decrease was primarily attributable to the reclassification to equity of the derivative warrant liabilities from our 2022 public offering and our June 2025 public offering upon exercise in the first half of 2025. As a result, the put option issued in connection with the Registered Direct Offering was the only derivative liability recorded in this caption for the six months ended June 30, 2026.
Gain on Sale of Business

Gain on sale of business was $3.1 million in the first half of 2026, compared to none in the prior-year period, relating entirely to the PoNS Asset Sale that closed on April 8, 2026.

Other (expense) income

Other (expense) income in the first half of 2026 was primarily attributable to the decrease in dividend income earned on investments of excess cash in money market mutual funds and the foreign exchange loss due to fluctuations in the Canadian to U.S. dollar exchange rates.

Financing Costs

Financing costs were $0.1 million in the first half of 2026, compared to $0.4 million in the prior-year period. The decrease was primarily attributable to the absence of non-cash costs recognized in the prior-year period in connection with the January 2025 warrant inducement and related note financing.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,647	$7,282
Working capital	26,587	28,139
Prior to our recent financings, our primary source of liquidity has been our operations. The primary demand on our working capital has historically been operating losses. Historically, our sources of liquidity have been adequate to satisfy working capital requirements arising in the ordinary course of business. Following our strategic pivot to a DAT strategy in September 2025, our liquidity profile has fundamentally changed.

During the six months ended June 30, 2026, we executed open market purchases of our Class A common stock under our stock repurchase program totaling 2,937,083 shares at an average cost of $1.99 per share for an aggregate cost of $5.9 million, inclusive of fees. As of June 30, 2026, approximately $94.1 million remained available under our $100 million stock repurchase program. See Note 9 to our unaudited condensed consolidated financial statements.
In connection with the Registered Direct Offering in April 2026, we entered into put option agreements with the purchasers, which we have recorded as a derivative liability of $4.2 million as of June 30, 2026. These put options represent a contingent cash obligation if exercised and may affect our future liquidity.

On May 29, 2026, we entered into an amended and restated sales agreement (“Sales Agreement”) with Clear Street LLC (“Clear Street”) and Maxim Group LLC (“Maxim”) as agents, pursuant to which we may offer and sell, from time to time through Clear Street and Maxim, shares of our Class A common stock in connection with our existing “at-the-market” offering program. On the same day, we filed a prospectus supplement with the SEC, covering the offering, issuance and sale of up to a maximum aggregate offering of $250.0 million of our Class A common stock (excluding any shares that were previously sold under the prior prospectus supplement) that may be issued and sold from time to time under the Sales Agreement. During the six months ended June 30, 2026, no shares were sold under the Sales Agreement

Our primary source of liquidity going forward is expected to be our digital asset holdings, which totaled approximately $170.6 million in fair value as of June 30, 2026. Our working capital includes $21.0 million of digital assets that we classify as current. We anticipate that our current liquidity and financial resources will remain adequate to manage our operating and financial requirements for at least the next twelve months. This assessment assumes that we will be able to liquidate digital assets in amounts and at times necessary to meet our obligations, which may not be possible during periods of market stress or reduced liquidity. Additionally, our liquidity assessment does not account for potential margin calls or collateral requirements that may arise from potential DeFi activities, lending arrangements, or borrowing against pledged SOL.

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

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(16,723)	$(6,293)	$(10,430)
Net cash provided by investing activities	10,942	—	10,942
Net cash provided by financing activities	2,146	11,283	(9,137)
Net (decrease) increase in cash and cash equivalents	$(3,635)	$4,990	$(8,625)
Operating Activities
The higher level of cash used in operating activities in the six months ended June 30, 2026 primarily resulted from increases in $9.1 million general and administrative expenses as compared to the same period in the prior year including $6.8 million in severance costs related to the PoNS Asset Sale and executive separation agreements, and increased costs supporting our DAT strategy. The net loss of $130.1 million included significant non-cash items, primarily the $86.8 million unrealized loss on digital assets and digital assets receivable, the $32.4 million realized loss on the sale of digital assets, the $5.9 million non-cash staking revenue adjustment, and the $3.1 million gain on sale of business, each of which were added back or deducted in reconciling net loss to net cash used in operating activities.
Investing Activities

Net cash provided by investing activities was $10.9 million for the six months ended June 30, 2026, compared to nil for the same period in the prior year. The primary sources of cash were $13.3 million in proceeds from the sale of digital assets, $4.2 million in net proceeds from the PoNS Asset Sale, and $1.1 million in proceeds from premiums on digital asset derivative contracts, partially offset by $5.5 million in digital asset purchases and $1.5 million in payments for digital asset derivative contract settlements, $0.5 million for deposit on acquisition of a business and 0.2 million net posted collateral.

Financing Activities

During the six months ended June 30, 2026, we received net proceeds of $7.9 million from the Registered Direct Offering completed on April 29, 2026, which was partially offset by $5.9 million used to repurchase shares of our Class A common stock under our stock repurchase program. During the six months ended June 30, 2025, $3.4 million in net proceeds were generated from entering into a warrant inducement with current warrant holders, net proceeds of $0.1 million from issuance and sales of shares under the ATM, we sold, in a private placement, promissory notes and issued shares of Class A common stock generating net proceeds of $1.2 million and we generated $8.2 million in net proceeds from an offering of Class A common stock and warrants. We repaid the promissory notes of $1.6 million.

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
Our critical accounting estimates are described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our 2025 10-K. There have been no changes in critical accounting estimates in the current year from those described in our 2025 10-K except for those described below.
Accounting and Valuation of Derivative Instruments

We have issued and may continue to issue financial instruments that require us to account for such instruments in accordance with Accounting Standard Codification (“ASC”) 480 Distinguishing Liabilities from Equity and/or ASC 815 Derivatives and Hedging. If determined to be classified as an asset or a liability, we will remeasure the fair value of the financial instruments at each balance sheet date. If the financial instruments are determined to be classified as equity, the fair value of the instruments will be measured as of the date of issuance and will not be subject to remeasurement at each balance sheet date.

We use the lattice and Black-Scholes option-pricing models to value derivative financial instrument liabilities. These models use Level 3 inputs in the fair value hierarchy established by ASC 820 - Fair Value Measurement.

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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A, “Risk Factors” of our 2025 Annual Report. Our risk factors disclosed in Part I, Item 1A of our 2025 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report, together with the below, for a more complete understanding of the risks and uncertainties material to our business. Except as set forth below, during the three months ended June 30, 2026, our risk factors have not changed materially from those risk factors previously disclosed in our 2025 10-K. In April 2026, we sold the assets related to our PoNS business, as discussed in more detail in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Following such sale, we no longer view the risks and uncertainties disclosed in our 2025 10-K related to the PoNS business as material to our business.

Except as set forth above, the risks described in our 2025 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We operate a Solana validator, which may significantly impact our reported revenues and increase our compliance costs.

We currently earn rewards from the Solana network through staking of our SOL and operating a validator. Our validator operations may result in a significant impact in our reported revenues as a result of applying revenue recognition guidance to the validator resulting in us recognizing staking rewards earned through our validator operations on a gross basis. The change in reported revenues may impact our annual revenues and our ability to qualify as a Smaller Reporting Company ("SRC") in the future. If we were to no longer qualify as an SRC, we may be subject to increased compliance costs associated with Sarbanes-Oxley Act Section 404(b).

Our validator operations on the Solana network are subject to significant operational, technological, economic, reputational and regulatory risks, and any disruption, underperformance or adverse development affecting our validator or the Solana network could reduce or eliminate our staking rewards and adversely affect our business, financial condition and results of operations.

In addition to the revenue recognition considerations described above, we earn rewards on the Solana network by operating a validator and staking SOL. A validator is a node that participates in the Solana network’s proof-of-stake consensus by voting on the state of the network and, when selected as a leader, producing blocks. Our rewards are derived from newly issued (inflationary) SOL, a share of network transaction and priority fees and, to the extent we operate the applicable software, maximal extractable value ("MEV") rewards. The amount of rewards we earn depends on the total amount of SOL staked to our validator (including both SOL we own and any SOL delegated to us by third parties), the commission rates we charge, our validator’s performance and uptime, the overall level of network activity, and protocol-level parameters that are outside our control. Because a substantial portion of the costs of operating a validator—including SOL-denominated vote transaction costs and high-performance hardware, bandwidth and personnel costs—are fixed and are incurred regardless of the rewards we earn, a decline in rewards, in the price of SOL, or in the amount of SOL staked to our validator could cause our validator operations to become unprofitable.

Operational risks. Our ability to earn rewards depends on operating our validator reliably and continuously. If our validator experiences downtime, becomes "delinquent" (for example, by failing to vote or to remain sufficiently current with the network), misses assigned leader slots, produces blocks late or empty, or otherwise underperforms relative to other validators, we will earn fewer or no rewards for the affected periods, and any delegators whose stake is delegated to us will likewise earn reduced rewards, which may cause them to move their stake to other validators. Validator performance is commonly measured by metrics such as vote credits, skip rate and uptime, and underperformance on these metrics can reduce both our rewards and our eligibility for delegated stake, including stake delegated through the Solana Foundation Delegation Program (the "SFDP") or similar programs, while our fixed operating costs continue to accrue. Substantially all of our validator rewards depend on the operation of a single validator identity, and although we maintain redundant infrastructure intended to reduce downtime, a failure affecting that validator could disrupt those rewards until service is restored.

Technological and software risks. We rely on validator client software developed and maintained by third parties (currently the Jito-Solana client, a distribution of the Agave validator client that incorporates maximal extractable value ("MEV") functionality, and we may in the future use or evaluate other clients such as Firedancer) and on our ability to configure, monitor, upgrade and operate that software correctly. Software bugs, defects, security vulnerabilities, incompatibilities, failed or delayed upgrades, or errors in our own operational practices could cause our validator to go offline, to vote incorrectly, to produce invalid or duplicate blocks, or to fall out of consensus, any of which could result in lost rewards and, if protocol-level penalties are adopted in the future (as described below), a potential loss of staked SOL. Concentration of the network on a limited number of software clients also creates the risk that a defect in a widely used client could cause a network-wide disruption that affects our validator.

Cybersecurity and private key management risks. Operating a validator requires us to generate, secure and use cryptographic private keys, including our validator identity key and the authorities associated with our vote and stake accounts. If these keys are lost, stolen, or otherwise compromised, or if our systems are subject to unauthorized access, an attacker could misappropriate our SOL or staking rewards, cause our validator to sign conflicting or malicious messages (which could expose us to any future slashing penalties), or disrupt our operations. Any failure of our cybersecurity, key management or operational security controls could result in significant losses and reputational harm.

Third-party infrastructure and custody dependencies. We depend on third-party data centers, colocation and hosting providers, hardware suppliers, bandwidth and internet service providers, and, with respect to a portion of our SOL, third-party custodians and staking or infrastructure providers. We do not control these third parties, and their failure, insolvency, service interruption, price increases, or termination of services, or any breach or failure of their systems or controls, could impair our ability to operate our validator, cause us to miss rewards, or result in the loss of, or inability to access, our SOL. We depend on validator infrastructure located in a single metropolitan area, and a localized outage, natural disaster, power or network disruption, or adverse regulatory or legal development affecting that location could impair or halt our ability to operate our validator.

Network congestion and outages. The Solana network has in the past experienced, and may in the future experience, periods of congestion, degraded performance, and full or partial network outages. During any such event, our validator may be unable to vote or produce blocks, we may earn no rewards for the affected period, the market price of SOL may decline, and confidence in the Solana network, and in validators operating on it, including us, may be harmed.

Protocol changes and governance. The Solana network is subject to change through a community-driven, stake-weighted governance process. In July 2026, the Solana community ratified a governance framework (referred to as the Solana Constitution and adopted as SGP-0001) that formalizes how network-level decisions are made, including through Solana Improvement Documents ("SIMDs"), which address technical specifications, and Solana Governance Proposals ("SGPs"), which capture stake-weighted directional decisions. SGPs may be advanced to an on-chain vote by validators representing a specified percentage of active stake and ratified by a supermajority of the stake that participates. Under this framework, changes to the protocol—such as reductions in the network’s inflation or "disinflation" schedule, changes to how transaction or priority fees are allocated or burned, the adoption of slashing or other validator penalties, changes to consensus or voting mechanics (including transitions to new consensus designs), or increases in the hardware, bandwidth, minimum-stake or other requirements to operate a validator—could be adopted and become binding on us, and could reduce the rate of staking rewards we earn, increase our costs, or make it more difficult or uneconomic for us to operate our validator. As a validator, we may cast governance votes, including with respect to SOL delegated to us (subject to the rights of delegators to override our vote), but our voting power reflects only the stake associated with our validator, and we have limited ability to influence, and no ability to control, whether or how the Solana protocol changes.

Slashing and validator penalties. The Solana protocol does not currently impose automatic, protocol-enforced "slashing" penalties that confiscate a validator’s or its delegators’ staked SOL for downtime, delinquency, or other misbehavior; historically, the network has instead relied on informal, community-driven ("social") responses to serious validator misconduct. As a result, the principal consequences of validator downtime, delinquency or underperformance today are missed or reduced staking rewards, reduced commission revenue, reduced vote credits, and the potential loss of delegated stake, rather than the direct forfeiture of our SOL. However, proposals to introduce protocol-level slashing are under active consideration within the Solana community (including SIMD-0204, which would establish on-chain recording of slashable events, and SIMD-0212, which would introduce economic penalties) and would, if adopted through Solana’s governance process, initially focus on offenses such as duplicate block production and could later extend to voting violations. If protocol-level slashing or similar penalties are adopted in the future, a portion of the SOL we stake, and any SOL delegated to us, could be forfeited as a result of validator downtime, software or operational errors, key compromise, or other events, some of which may be outside our control, which could result in direct financial loss to us and to our delegators and could harm our reputation and ability to attract or retain delegated stake.

Dependence on delegated stake; commission and fee pressure. A meaningful portion of the total stake supporting our validator’s economics may consist of SOL delegated to us by third parties, including stake delegated through the SFDP. Our ability to attract and retain delegated stake depends on factors such as our validator’s performance and uptime, the commission rates we charge, our reputation, the manner in which we exercise any governance voting rights associated with delegated stake, and our continued eligibility for delegation programs, which impose ongoing requirements (such as minimum performance levels, commission caps and decentralization criteria) that we may fail to satisfy and that may change over time. The Solana validator market is competitive, and validators compete in part on the basis of commission rates, which has created downward pressure on commissions. If we are unable to attract or retain sufficient delegated stake, if delegation programs reduce, condition or discontinue their support, or if competitive dynamics require us to reduce our commissions, our staking rewards and the profitability of our validator operations could decline, particularly given the fixed nature of our operating costs.

Reputational risks. Our validator operations expose us to reputational risk. Validator downtime, underperformance, security incidents, missed rewards, or a perception that our validator is unreliable or poorly managed could damage our reputation within the Solana ecosystem and impair our ability to attract and retain delegated stake, which in turn could reduce our rewards and adversely affect our results of operations.

Regulatory risks. The regulatory treatment of staking and validator services is evolving and uncertain. U.S. and non-U.S. regulators have in the past scrutinized, and may in the future scrutinize, staking, staking-as-a-service, and related activities, including under securities, commodities, money transmission, tax, and other laws. New or changed laws, regulations, guidance, or enforcement or judicial actions could restrict or prohibit our validator or staking activities, subject us to registration, licensing, disclosure, or compliance obligations, increase our costs, create liability (including with respect to stake delegated to us by third parties), or otherwise adversely affect our ability to operate our validator or the value of SOL.
Any of the foregoing risks, individually or in combination, and any related decline in the market price of SOL, could reduce or eliminate our staking rewards, cause our validator operations to become unprofitable, require us to curtail or cease operating our validator, and materially and adversely affect our business, financial condition, results of operations, and the trading price of our Class A common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales
There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2026 that were not previously reported on a Current Report on Form 10-Q.
Stock Repurchases
During the three months ended June 30, 2026, we executed open market purchases of approximately 1,333,112 shares at an average cost of $1.75 per share for an aggregate cost of $2.3 million, inclusive of fees and commissions under our authorized stock repurchase program. As of June 30, 2026, approximately $94.1 million remained available for future purchases under our stock repurchase program.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(4)
April 1 – April 30, 2026	767,013	1.88	767,013	$95.0
May 1 – May 31, 2026	—	—	—	95.0
June 1 – June 30, 2026	566,099	1.57	566,099	$94.1
Total	1,333,112	$1.75	1,333,112
(1)All the shares of Class A common stock purchased recorded in this column were purchased pursuant to our publicly announced stock repurchase program.
(2)Average price paid per share of Class A common stock includes brokerage commissions.
(3)In November 2025, our Board of Directors authorized a stock repurchase program permitting us to purchase up to $100 million of our Class A common stock. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. We may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time.
(4)The dollar amount shown represents, as of the end of each period, the approximate dollar value of shares of our Class A common stock that may yet be purchased under the $100 million authorization, exclusive of any brokerage commissions.

Item 3.   Defaults upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Rule 10b5-1 Trading Plans – Directors and Section 16 Officers
During the three months ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement”.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Amendment to Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 30, 2025)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 27, 2025)
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 18, 2025)
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 29, 2025)
3.9	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 29, 2025)
4.1	Form of Securities Purchase Agreement, by and among Solana Company and the Purchasers, dated April 27, 2026 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 27, 2026)
4.2	Form of Put Option Agreement, by and among Solana Company and the Purchasers, dated April 27, 2026. (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 27, 2026)
10.1†	Offer Letter, dated as of March 13, 2026, by and between Solana Company and Agustina Gani Tjandrasuwita (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 9, 2026)
10.2†	Separation Agreement, dated as of April 8, 2026, by and between Solana Company and Antonella Favit-Van Pelt (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 13, 2026)
10.3†	Separation Agreement, dated as of May 12, 2026, by and between Solana Company and Dane C. Andreeff (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on May 15, 2026)
10.4†	Separation Agreement, dated as of May 12, 2026, by and between Solana Company and Jeffrey Mathiesen (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on May 15, 2026)
10.5
Amended and Restated Sales Agreement, by and among Solana Company, Clear Street LLC and Maxim Group LLC, dated May 29, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 29, 2026)

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
__________________________________________________________
†Indicates a management contract or compensatory plan.
#      Filed herewith.
*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANA COMPANY

Dated: August 14, 2026	By:	/s/ Choon Wee Chee
Choon Wee Chee Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Agustina Gani Tjandrasuwita
Agustina Gani Tjandrasuwita Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)