Form 10-Q
period 2026-09-30
Solana Co
filed 2026-11-12
CIK 1610853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of November 10, 2026, the registrant had 62,886,574 shares of Class A common stock, $0.001 par value per share, outstanding.

SOLANA COMPANY
INDEX

Part I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2026 and 2025	4

	Unaudited Condensed Consolidated Statements of Mezzanine and Stockholders' Equity for the Three and Nine Months ended September 30, 2026 and 2025	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2026 and 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

Part II.	Other Information	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	50

Signatures		51

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
Solana Company
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,129	$7,282
Digital assets	21,000	21,000
Digital assets receivable from broker	14,791	—
Prepaid expenses and other current assets	1,727	2,873
Total current assets	38,647	31,155
Digital assets	190,103	196,724
Digital assets, restricted	40,237	39,219
Digital assets receivable	18,743	31,139
Digital assets fund investment	3,352	5,617
Other long-term assets	1,566	75
Total assets	$292,648	$303,929
LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$766	1,890
Accrued and other current liabilities	849	1,126
Due to broker	15,000	—
Total current liabilities	16,615	3,016
Derivative liability	2,466	—
Total liabilities	19,081	3,016
Mezzanine equity
Class A common stock subject to possible redemption, $0.001 par value; 3,674,008 and 0 shares issued and outstanding, with an aggregate redemption value of $9.0 million and $0 as of September 30, 2026 and December 31, 2025, respectively	7,332	—
Stockholders' equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 61,438,645 shares issued and 57,061,210 outstanding as of September 30, 2026 and 43,744,207 shares issued and outstanding as of December 31, 2025 (excluding 3,674,008 and 0 shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively)	61	44
Additional paid-in capital	514,409	513,719
Treasury stock, at cost	(8,677)	—
Accumulated deficit	(239,744)	(212,589)
Accumulated other comprehensive income (loss)	186	(261)
Total stockholders' equity	266,235	300,913
Total liabilities, mezzanine and stockholders' equity	$292,648	$303,929
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Staking revenue	$3,337	$342	$9,266	$342
Other revenue	23	355	241	447
Total revenue	3,360	697	9,507	789
Cost of revenue	617	103	874	320
Gross profit	2,743	594	8,633	469
Operating (income) expenses
General and administrative expenses	3,386	5,504	19,691	12,714
Unrealized (gain) loss on digital assets and digital assets receivable	(102,720)	30,540	(15,885)	30,540
Realized loss on digital assets	1,090	—	33,466	—
Unrealized (gain) loss on digital assets fund investment	(1,335)	—	648	—
Gain on digital asset derivatives	(1,528)	—	(846)	—
Net operating (income) expenses	(101,107)	36,044	37,074	43,254
Income (loss) from operations	103,850	(35,450)	(28,441)	(42,785)
Nonoperating income (expense)
Change in fair value of derivative liability	1,741	423,313	1,419	417,394
Loss on derivative liability	—	(545,733)	—	(545,733)
Gain on sale of business	—	—	3,065	—
Other (expense) income, net	(429)	(155)	(869)	(132)
Financing costs	—	(194,743)	(67)	(195,185)
Nonoperating income (expense), net	1,312	(317,318)	3,548	(323,656)
Income (loss) before provision for income taxes	105,162	(352,768)	(24,893)	(366,441)
Provision for income taxes	—	—	—	—
Net income (loss)	105,162	(352,768)	(24,893)	(366,441)
Other comprehensive income (loss)
Foreign currency translation adjustments	(41)	235	447	(393)
Comprehensive income (loss)	$105,121	$(352,533)	$(24,446)	$(366,834)
Earnings (loss) per share
Basic	$1.21	$(32.89)	$(0.32)	$(90.14)
Diluted	$1.17	$(32.89)	$(0.32)	$(90.14)
Weighted average number of common shares outstanding
Basic	85,021,721	10,724,112	84,291,170	4,065,144
Diluted	86,305,679	10,724,112	84,291,170	4,065,144
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Mezzanine and Stockholders' Equity
(in thousands, except share data)

	Stockholders' Equity								Mezzanine Equity
	Class A Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Redeemable Class A Common Stock
	Shares	Amount		Shares	Amount			Total	Shares	Amount
Balance as of July 1, 2026	60,354,067	$60	$513,857	2,937,083	$(5,855)	$(342,644)	$227	$165,645	3,076,922	$4,043
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	(2,262)	—	(2,262)	—	2,262
Issuance of common stock for Jefferson Trust share consideration	—	—	—	—	—	—	—	—	597,086	1,027
Repurchases of common stock	—	—	—	1,440,352	(2,822)	—	—	(2,822)	—	—
Exercise of warrants	1,080,338	1	—	—	—	—	—	1	—	—
Settlement of restricted stock units	4,240	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	552	—	—	—	—	552	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	(41)	(41)	—	—
Net income	—	—	—	—	—	105,162	—	105,162	—	—
Balance as of September 30, 2026	61,438,645	$61	$514,409	4,377,435	$(8,677)	$(239,744)	$186	$266,235	3,674,008	$7,332

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of July 1, 2025	680,475	$1	$191,690	$(185,372)	$(295)	$6,024
Issuance of common stock in public offering	772,339	1	13,816	—	—	13,817
Issuance of common stock and common stock warrants in private placement	38,194,991	38	179,789	—	—	179,827
Exercise of warrants	651,423	—	1	—	—	1
Stock-based compensation	—	—	472	—	—	472
Other comprehensive income (loss)	—	—	—	—	235	235
Net loss	—	—	—	(352,768)	—	(352,768)
Balance as of September 30, 2025	40,299,228	$40	$385,768	$(538,140)	$(60)	$(152,392)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Mezzanine and Stockholders' Equity
(in thousands, except share data)

	Stockholders' Equity								Mezzanine Equity
	Class A Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Redeemable Class A Common Stock
	Shares	Amount		Shares	Amount			Total	Shares	Amount
Balance as of January 1, 2026	43,744,207	$44	$513,719	—	$—	$(212,589)	$(261)	$300,913	—	$—
Issuance of common stock in registered direct offering	—	—	—	—	—	—	—	—	3,076,922	4,043
Issuance of common stock for Jefferson Trust share consideration	—	—	—	—	—	—	—	—	597,086	1,027
Repurchases of common stock	—	—	—	4,377,435	(8,677)	—	—	(8,677)	—	—
Exercise of warrants	16,568,120	16	(14)	—	—	—	—	2	—	—
Settlement of restricted stock units	1,126,318	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	705	—	—	—	—	705	—	—
Other comprehensive income	—	—	—	—	—	—	447	447	—	—
Accretion of Class A common stock subject to possible redemption to redemption value	—	—	—	—	—	(2,262)	—	(2,262)	—	2,262
Net loss	—	—	—	—	—	(24,893)	—	(24,893)	—	—
Balance as of September 30, 2026	61,438,645	$61	$514,409	4,377,435	$(8,677)	$(239,744)	$186	$266,235	3,674,008	$7,332

	Class A Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance as of January 1, 2025	4,936	$—	$172,425	$(171,699)	$333	$1,059
Issuance of common stock and common stock warrants in public offering	824,704	1	18,821	—	—	18,822
Issuance of common stock and common stock warrants in private placement	38,196,751	38	180,065	—	—	180,103
Exercise of warrants, net of issuance costs	1,272,837	1	12,953	—	—	12,954
Stock-based compensation	—	—	1,504	—	—	1,504
Other comprehensive income (loss)	—	—	—	—	(393)	(393)
Net loss	—	—	—	(366,441)	—	(366,441)
Balance as of September 30, 2025	40,299,228	$40	$385,768	$(538,140)	$(60)	$(152,392)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,893)	$(366,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing costs	67	195,185
Loss on derivative liability	—	545,733
Staking revenue	(9,266)	(342)
Staking cost of revenue	554	—
Gain on sale of business	(3,065)	—
Change in fair value of derivative liability	(1,419)	(417,394)
Unrealized (gain) loss on digital assets and digital assets receivable	(15,885)	30,540
Net change in fair value of digital assets fund investment	648	—
Realized loss on sale of digital assets	33,466	—
Gain on digital asset derivatives	(846)	—
Other	1,597	1,833
Changes in operating assets and liabilities:
Prepaid expense and other current assets	933	714
Accounts payable	(1,262)	556
Accrued and other current liabilities	(421)	(640)
Other liabilities	—	(81)
Net cash used in operating activities	(19,792)	(10,337)
Cash flows from investing activities:
Digital assets purchased	(5,495)	(301,645)
Digital assets sold	16,475	—
Cash posted as derivative margin collateral	(5,744)	—
Cash returned from derivative margin collateral	4,846	—
Proceeds from digital asset derivative contracts	2,607	—
Payments for digital asset derivative contracts and settlements	(1,617)	—
Net proceeds from sale of business	4,242	—
Cash paid for investment in business	(1,000)	—
Net cash provided by (used in) investing activities	14,314	(301,645)
Cash flows from financing activities:
Proceeds from issuance of common stock in registered direct offering	8,000	—
Proceeds from issuance of common stock and common stock warrants in public offering	—	23,283
Proceeds from issuances of common stock and common stock warrants in private placement	—	424,301
Proceeds from exercise of warrants	2	3,424
Repurchase of common stock	(8,677)	—
Share issuance costs	—	(15,384)
Proceeds from issuance of notes payable	—	880
Repayment of notes payable	—	(1,560)
Net cash (used in) provided by financing activities	(675)	434,944
Effect of currency exchange rate changes on cash and cash equivalents	—	1
Net (decrease) increase in cash and cash equivalents	(6,153)	122,963
Cash and cash equivalents at beginning of period	7,282	1,088
Cash and cash equivalents at end of period	$1,129	$124,051
Supplemental cash flow information
Non-cash investing and financing transactions:
Purchase of digital assets with stablecoins	$—	$9,088
Digital assets received in-kind from private placement	$—	$84,728
Purchase of digital assets not yet settled	$15,000	$—
SOL transferred from digital assets receivable to digital assets upon restricted SOL unlock	$8,955	$—
SOL distributed from digital asset fund investment to digital assets upon restricted SOL unlock	$1,619	$—
SOL transferred from digital assets to digital asset receivable as margin collateral	$(33,455)	$—
SOL transferred from digital assets receivable to digital assets upon return of margin collateral	$34,609	$—
Common stock subject to possible redemption issued as consideration for the investment in JTL	$1,027	$—
Deferred offering costs reclassified to equity upon public offering	$—	$8
Share issuance costs included in accounts payable	$90	$1,056
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Solana Company
Notes to Unaudited Condensed Consolidated Financial Statements
1. OVERVIEW
Background and Nature of Business
Solana Company (the "Company" or "we") is a listed digital asset treasury ("DAT") dedicated to acquiring and holding Solana tokens ("SOL"). Solana Company's DAT objective is to maximize SOL per share through strategic use of capital markets and on-chain opportunities, offering public market investors direct exposure to Solana.
Liquidity and Management's Plans
The accompanying unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q ("10-Q") have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. The Company had an accumulated deficit of $239.7 million and working capital of $22.0 million, including $21.0 million of digital assets classified as current assets that can be readily liquidated as needed, as of September 30, 2026, incurred a net loss of $24.9 million and used $19.8 million of cash in operating activities during the nine months ended September 30, 2026. The Company had a cash balance of approximately $1.1 million at September 30, 2026. Based on its forecasted cash flows, the Company believes its existing cash balance and working capital will be sufficient to meet its liquidity needs for at least the next twelve months.

The Company's financial condition is substantially dependent on the market price and liquidity of SOL, which are subject to extreme volatility and limited trading venues. Substantially all of the Company's treasury assets are concentrated in SOL, the native cryptocurrency of the Solana protocol, or exposed to SOL indirectly. SOL has experienced significant price volatility, and the Company's financial results and carrying value of its digital assets, digital assets, restricted, digital assets receivable and digital asset fund investment will fluctuate materially based on SOL price movements. The Company depends on the continued success and adoption of the Solana protocol for the value of its treasury holdings. While the Company plans to hold its digital assets as part of a long-term treasury strategy and to deploy its assets for productive purposes including staking, the Company's management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. The Company's ability to liquidate SOL to meet its obligations is subject to the liquidity of SOL and the SOL market price, and there is no guarantee that the Company will be able to liquidate SOL at all or at terms that are preferable to the Company.

Sale of PoNS Assets
On April 8, 2026, the Company entered into and closed a purchase and sale agreement with Bioness Medical, Inc. (the "Buyer"), pursuant to which the Company sold the assets related to its Portable Neuromodulation Stimulator ("PoNS") business to the Buyer (the "PoNS Asset Sale"), and the Buyer assumed certain liabilities related to the PoNS business. The purchase price of the PoNS Asset Sale consisted of an upfront payment of $5.0 million, and the right to receive post-closing cash earnout payments of up to $20.0 million in the aggregate based on a specified formula that takes into account the revenues of the PoNS business through the 2028 fiscal year. Transaction costs for the PoNS Asset Sale were $0.8 million resulting in net cash proceeds of $4.2 million. After deducting the net assets of the PoNS business held immediately prior to the closing of $1.1 million, the resulting gain on the PoNS Asset Sale was $3.1 million.
In connection with the PoNS Asset Sale, in April 2026, the Company terminated the employment of certain employees supporting the PoNS business, for which severance was offered and paid to such employees totaling $1.4 million. On May 12, 2026, the Company entered into separation agreements with the Company's former Chief Executive Officer and former Chief Financial Officer pursuant to which it paid lump-sum severance of $3.0 million and $2.4 million, respectively. Together with the $1.4 million of PoNS-related severance described above, severance expense was $6.8 million and presented in "General and administrative expenses" in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2026. The agreements did not accelerate or otherwise modify the former officers' equity awards; vested options remained exercisable under their original terms and unvested awards were forfeited as of the separation date. See Note 11.

Investment in Jefferson Trust Limited
On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement (the "JTL Agreement") to acquire, directly or indirectly, all of the issued share capital of Jefferson Trust Limited ("JTL"), a Hong Kong licensed trust company. The acquisition closed on July 15, 2026 (the "JTL Closing"). The total purchase price for the acquisition was $2 million, consisting of 50% payable in cash, $0.5 million of which was paid as a deposit during the second quarter of 2026 and the remaining $0.5 million was paid in July 2026, and 50% equity consideration, pursuant to which 597,086 shares of the Company's Class A common stock (the "JTL Consideration Shares") were issued to the former holders of the issued share capital of JTL (the "Sellers"). The Company determined that JTL is a variable interest entity ("VIE") and accounts for its investment in JTL under the fair value option. The investment is presented in "Other long-term assets" on the unaudited condensed consolidated balance sheets — see Note 2 for further details.

Under the JTL Agreement, the Sellers have the right to require (call) (the "Call Option"), and the Company has the right to require (put) (the "Put Option" and together with the Call Option, the "SPA Combined Option"), the exchange of the Company's interest in JTL for the return of the JTL Consideration Shares plus $1. Either right may be exercised during a 20-business-day window beginning on the second anniversary of the JTL Closing. The Sellers control the Call Option and the Company controls the Put Option. The SPA Combined Option is an embedded feature of the JTL Consideration Shares that the Company has bifurcated and accounts for as a single derivative measured at fair value, with changes in fair value recognized in "Other (expense) income, net" in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Because the Sellers may require the Company to reacquire the JTL Consideration Shares in exchange for its interest in JTL, the JTL Consideration Shares are classified as mezzanine equity (see Notes 8 and 10). The Company recognized a $1.0 million loss in "Other (expense) income, net" at the JTL Closing, equal to the excess of the consideration transferred over the fair value of the investment in JTL and the SPA Combined Option.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on March 31, 2026 (the "2025 10-K").
Accounting Estimates
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions. Within this report, certain dollar amounts and percentages have been rounded to their approximate values.
Reclassifications
Certain amounts recorded in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported operating results.
Treasury Stock
The Company accounts for treasury stock using the cost method.

Mezzanine Equity

The Company applies the guidance in Accounting Standards Codification ("ASC") 480-10-S99, Classification and Measurement of Redeemable Securities, to determine the appropriate classification of redeemable equity instruments. Shares of Class A common stock that are redeemable for cash or other assets at the option of the holder or upon the occurrence of events that are not solely within the control of the Company are classified as mezzanine equity, presented on the unaudited condensed consolidated balance sheets between total liabilities and permanent stockholders' equity.

The shares issued in the April Registered Direct Offering are initially measured at the gross proceeds allocated to the redeemable shares, reduced by (i) the fair value of the bifurcated put option derivative liability recognized at inception and (ii) direct share issuance costs allocated to the redeemable shares. The carrying value of those shares is accreted toward the contractual redemption value to the extent that the combined carrying value of the mezzanine equity and the bifurcated put option derivative liability is less than the accreted contractual redemption value at the reporting date.

The JTL Consideration Shares are redeemable at the option of the Sellers in exchange for the Company's interest in JTL (see Note 1). The SPA Combined Option is bifurcated from the JTL Consideration Shares as a derivative. The JTL Consideration Shares were initially measured at their fair value on the JTL Closing date, being the fair value of the shares including the SPA Combined Option plus the fair value of the bifurcated SPA Combined Option asset. At each reporting date, the carrying value of the JTL Consideration Shares is adjusted so that the carrying value less the fair value of the SPA Combined Option asset equals the redemption value, but not below the initial carrying value. The redemption value is the fair value of the Company's interest in JTL less $1.

Adjustments to the carrying value of mezzanine equity are recorded in accumulated deficit and are treated as deemed dividends in computing net income (loss) per share (see Note 12).

Equity Method – Fair Value Option

As discussed in Note 1, the Company determined that JTL is a VIE and that the Company is not its primary beneficiary because it lacks the power to direct the activities that most significantly impact JTL's economic performance. Accordingly, the Company does not consolidate JTL. During the nine months ended September 30, 2026, the Company did not provide financial or other support to JTL that it was not previously contractually required to provide, and does not intend to provide such support. The Company's maximum exposure to loss as a result of its investment with JTL is limited to the carrying amount of its investment in JTL and the SPA Combined Option, $0.8 million and $0.8 million as of September 30, 2026, respectively. Because the Company has the ability to exercise significant influence over JTL's operating and financial policies, the investment would otherwise be accounted for under the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. The Company elected the fair value option under ASC 825-10 for this investment at initial recognition. The election is irrevocable. Under the election, the investment is initially recorded at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in "Other (expense) income, net" in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Fair value is determined using an income approach (capitalized normalized earnings) and a market approach (market multiple), weighted equally, subject to a floor equal to JTL's operating net assets under an asset approach, plus non-operating assets less debt-like items. As of the date of the JTL Closing and September 30, 2026, the asset-approach floor determined the operating value. Because the measurement relies on significant unobservable inputs, it is classified as Level 3 within the fair value hierarchy. Management elected the fair value option because fair value better reflects the economics of the investment, including the SPA Combined Option. The SPA Combined Option is accounted for as a single derivative bifurcated from the JTL Consideration Shares and measured at fair value — see Notes 8, 9 and 10.

Option Contracts

The Company's option contracts are freestanding derivative instruments and have not been designated under hedge accounting. Premiums received at option contract inception are initially recorded on the unaudited condensed consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The Company estimates the fair value of these over-the-counter ("OTC") option contracts using the Black-Scholes option-pricing model, incorporating the SOL price, strike prices, time to expiration and implied volatility. Management selects the implied volatility for each contract. In doing so, it considers the implied volatility indicated by the counterparty's valuations and corroborates it against the implied volatility of exchange-traded SOL options with the same or similar strikes and maturities. Because the implied volatility for the contracts' specific strikes and maturities cannot be fully corroborated by observable market data, the options are classified as Level 3 within the fair value hierarchy. Changes in the fair value of the options are recognized on the unaudited condensed consolidated statements of operations and comprehensive income (loss) within "Gain on digital asset derivatives". Outstanding derivative liabilities associated with the OTC SOL option contracts as of September 30, 2026 are presented on the unaudited condensed consolidated balance sheets within "Accrued and other current liabilities". The April 2026 RDO put option derivative liabilities are presented separately on the unaudited condensed consolidated balance sheets within "Derivative liability".

Premiums received and paid on option contracts, cash settlements of option contracts, and cash posted and returned as margin collateral are presented within investing activities on the unaudited condensed consolidated statements of cash flows. Changes in the fair value of the options are non-cash and are reversed in the reconciliation of net loss to net cash used in operating activities.

Revenue Recognition

Digital Asset Staking

The Company participates in proof-of-stake validation. Proof-of-stake validation, also referred to as staking, requires the Company to delegate its digital assets to a validator. Staking can be performed on proprietary validation infrastructure or through the use of third-party infrastructure or service providers. The Company concluded that where it controls the validation infrastructure, it is a principal in the provision of staking services to the blockchain and recognizes staking revenue on a gross basis and where the Company has delegated stake to external validators staking revenue is recognized on a net basis. Blockchain rewards distributed to third parties staking on the Company's validation infrastructure are included in cost of revenue.

The Company recognizes noncash consideration from staking activities related to its digital asset holdings by analogy to ASC 606, "Revenue from Contracts with Customers". Staking income is generated when the Company participates in digital asset networks to validate transactions and, in return, earns rewards in the form of additional digital assets. The Company considers each block validated, or produced, by its validator to be a separate contract with a single performance obligation, which is satisfied at a point in time as each block is completed; staking rewards are recognized as earned, including for time intervals, or epochs that span a reporting date. Staking rewards are noncash consideration measured at fair value at contract inception.

Segment Information
Operating segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assessing performance. The Company's CODM is its Chief Executive Officer. The Company's CODM views the Company's operations and manages its business based solely on consolidated financial results and does not evaluate these operating segments separately, therefore, the Company has a single reporting segment and the determination of the single segment is consistent with the information provided to the CODM. The CODM reviews assets as presented on the unaudited condensed consolidated balance sheets and reviews significant segment expenses in the same manner that they are reviewed on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires interim and annual tabular disclosure of disaggregated information for certain income statement expense captions. Specific expense categories required to be disclosed quantitatively include inventory purchases, employee compensation, depreciation, and intangible asset amortization, as well as other specified expense categories currently disclosed under existing disclosure requirements. Additionally, any remaining amounts that are not separately disaggregated are required to be described qualitatively. ASU 2024-03 also requires separate disclosure of total selling expenses incurred each reporting period, with annual disclosure of the entity's definition of selling expenses. The annual disclosures required by ASU 2024-03 are effective for the Company beginning in its fiscal year ending December 31, 2027, with interim disclosures effective beginning in its fiscal year ending December 31, 2028. The provisions of ASU 2024-03 are to be applied prospectively, although retrospective application is permitted. Early adoption is also permitted. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract ("ASU 2025-07"). ASU 2025-07 excludes from derivative accounting certain non-exchange-traded contracts with underlyings based on the operations or activities specific to one of the parties to the contract, and clarifies the accounting for share-based noncash consideration received from a customer. ASU 2025-07 is effective for the Company beginning January 1, 2027, including interim periods within that year, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 is effective for the Company for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company's interim disclosures.

3. DIGITAL ASSETS
As of September 30, 2026, the Company's holdings of digital assets were concentrated with two custodians used by the Company to hold digital assets, including unrestricted SOL ("Unlocked SOL"), which unless qualified otherwise, shall only refer to unrestricted SOL tokens that are readily transferable on-chain on the Solana network or staked SOL subject to the normal unbonding period and restricted SOL subject to contractual lock-up ("Locked SOL"). The Company primarily holds SOL at custodians but may also hold cash and cash equivalents at custodians. As of September 30, 2026, the Company held $0.7 million in fiat currency at custodians, brokers and OTC desks which is presented on the unaudited condensed consolidated balance sheets within "Cash and cash equivalents". As of September 30, 2026, the Company held less than 1% of the total supply of SOL.

Digital Assets Pledged as Margin Collateral

Since September 2026, SOL that the Company posts as initial margin for its OTC SOL option contracts has been held in a segregated account at a qualified custodian, under an account control agreement among the Company, the custodian and the derivative counterparty. The counterparty holds a first-priority security interest in all assets in the account, including staking rewards credited to it. Withdrawals require the joint instruction of the Company and the counterparty. The Company continues to own the pledged SOL, stake it and earn the related staking rewards. The counterparty is not able to take control of the account, or to sell, transfer or rehypothecate the pledged SOL, unless an event of default with respect to the Company has occurred and is continuing and the counterparty has delivered a notice of exclusive control to the custodian, after which the custodian acts solely on the counterparty’s instructions. The pledged SOL is therefore recorded as "Digital assets, restricted" on the unaudited condensed consolidated balance sheets.

As of September 30, 2026, 123,108 SOL (the "Pledged SOL") with a fair value of $14.5 million was held in the account. The restriction has no fixed term and continues while obligations remain outstanding under the Company's derivative agreements with the counterparty. It lapses as the counterparty's initial margin requirement declines and excess collateral is returned at the Company's request, or when all transactions under those agreements are terminated and settled. The Pledged SOL secures the Company's obligations under its OTC SOL option contracts. Those contracts included written put options with a fair value of $0.1 million as of September 30, 2026, presented within "Accrued and other current liabilities". See Note 8.

Digital Assets Subject to Lock-up Schedules
Certain digital assets, digital assets receivable and digital assets underlying equity investments are subject to sale restrictions through lock-up schedules typically associated with lock-up agreements with digital asset foundations such as the Solana Foundation.
Locked SOL that are held directly in the Company's custodial digital asset wallets are recorded as digital assets, restricted on the unaudited condensed consolidated balance sheets, and include the Locked SOL contributed to the Company as part of the September 2025 private placement ("Locked PIPE SOL"); see Note 10 for additional details. The underlying restricted SOL for the Locked PIPE SOL unlock on a monthly basis in relatively even intervals and amounts through January 2028.
The following table presents the quantity of tokens that will unlock for the Company's Locked PIPE SOL summarized by year as of September 30, 2026:

Locked PIPE SOL
2026	36,858
2027	163,408
2028	17,475
Total	217,741
Staked Digital Assets
The Company has staked the majority of its digital assets as of September 30, 2026 as shown in the table below. The Company's ability to sell or transfer staked digital assets is subject to restrictions related to the unbonding period on the blockchain. As of September 30, 2026, all the Company's staked digital assets were SOL and were staked on the Solana network and the unbonding period is between 1 and 2 days.
Digital Asset Holdings
The Company's digital asset holdings represent 85.9% of the Company's total assets as of September 30, 2026. The following table presents the Company's digital assets holdings as of September 30, 2026:

	Quantity	Quantity Staked	Cost Basis (in thousands)	Fair Value (in thousands)
SOL(1)	1,911,358	1,733,490	$386,835	$225,636
Locked PIPE SOL	217,741	217,741	46,335	25,704
Total digital assets	2,129,099	1,951,231	$433,170	$251,340
(1)Includes the Pledged SOL.

The following table presents a roll-forward of digital assets fair value for the three and nine months ended September 30, 2026 (in thousands):

	SOL(2)	Locked PIPE SOL	Total
Fair Value as of December 31, 2025	$217,724	$39,219	$256,943
Sales	(5,452)	—	(5,452)
Staking rewards	2,631	455	3,086
Restricted SOL unlocked	7,702	(3,664)	4,038
Losses(1)	(74,018)	(12,446)	(86,464)
Fair value as of March 31, 2026	148,587	23,564	172,151
Purchases	5,495	—	5,495
Sales	(7,869)	—	(7,869)
Transfer to margin collateral	(10,994)	—	(10,994)
Return of margin collateral	8,824	—	8,824
Staking rewards	2,014	287	2,301
Restricted SOL unlocked	6,111	(2,870)	3,241
Losses(1)	(18,839)	(2,507)	(21,346)
Fair value as of June 30, 2026	$133,329	$18,474	$151,803
Sales	(3,154)	—	(3,154)
Transfer to margin collateral	(22,461)	—	(22,461)
Return of margin collateral	25,785	—	25,785
Staking rewards	2,212	272	2,484
Validator rewards	669	—	669
Validator cost of rewards	(554)	—	(554)
Restricted SOL unlocked	6,426	(3,131)	3,295
Gains(1)	83,384	10,089	93,473
Fair value as of September 30, 2026	$225,636	$25,704	$251,340
(1)Includes realized losses of $7.0 million, $25.4 million and $1.1 million for the three months ended March 31, 2026, June 30, 2026 and September 30, 2026, respectively, which are recognized within "Realized loss on digital assets"; the remainder is recognized within "Unrealized (gain) loss on digital assets and digital assets receivable" on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Does not include losses from digital assets receivable or digital asset fund investment.
(2)Includes the Pledged SOL of $14.5 million as of September 30, 2026.

The following table presents a roll-forward of digital assets fair value for the three and nine months ended September 30, 2025 (in thousands):

	SOL	Locked PIPE SOL	Total
Fair Value as of December 31, 2024	$—	$—	$—
Purchases and in-kind receipts	310,733	69,640	380,373
Staking rewards	139	203	342
Losses(1)	(19,794)	(10,746)	(30,540)
Fair value as of September 30, 2025	$291,078	$59,097	$350,175
(1)Recognized within "Unrealized (gain) loss on digital assets and digital assets receivable" on the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no realized losses for the three and nine months ended September 30, 2025.

4. DIGITAL ASSETS RECEIVABLE
The Company holds an ownership interest in digital assets receivable, which entitles it to receive distributions of SOL as the underlying assets unlock in accordance with predetermined lock-up schedules applicable to the relevant pools. Digital assets receivable represents the Company's pro rata entitlement to receive underlying SOL upon the expiration of contractual lock-up restrictions and does not constitute a debt instrument or financial receivable. The underlying restricted SOL tokens for digital assets receivable are staked through protocol-based mechanisms, and the Company is entitled to receive the associated protocol-generated staking rewards attributable to each tranche of underlying SOL as such tranche unlocks.

The underlying restricted SOL for the digital assets receivable unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the quantity of tokens that the Company has a right to receive upon unlock of the digital assets receivable summarized by year as of September 30, 2026:

Digital Assets Receivable
2026	33,764
2027	119,044
2028	5,965
Total	158,773
The following table presents a roll-forward of digital assets receivable fair value for the three and nine months ended September 30, 2026 (in thousands):

Digital Assets Receivable
Fair Value as of December 31, 2025	$31,139
Staking rewards	331
Unrestricted SOL distributed	(3,421)
Net change in fair value(1)	(9,702)
Fair value as of March 31, 2026	18,347
Staking rewards	211
Unrestricted SOL distributed	(2,745)
Net change in fair value(1)	(1,822)
Fair value as of June 30, 2026	13,991
Staking rewards	183
Unrestricted SOL distributed	(2,789)
Net change in fair value(1)	7,358
Fair value as of September 30, 2026	$18,743
(1)Recognized within "Unrealized (gain) loss on digital assets and digital assets receivable" on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

5. DIGITAL ASSET FUND INVESTMENT
For the three and nine months ended September 30, 2026, the Company held a minority membership interest of approximately 1% in digital assets fund investment, which represents the Company's pro rata entitlement to receive distributions of SOL as the underlying assets unlock in accordance with predetermined contractual lock-up schedules. The underlying SOL held by the fund is staked through protocol-based mechanisms, and the Company is entitled to receive its pro rata share of protocol-generated staking rewards attributable to each tranche of SOL as such tranche unlocks. Other than the distributions as the underlying SOL unlocks, our investment in the Digital Asset Fund Investment is not redeemable.

The underlying restricted SOL for the Digital Asset Fund Investment unlock on a monthly basis in relatively even intervals and amounts through January 2028. The following table presents the expected fund distribution of the Company's pro rata share of the Digital Asset Fund Investment by calendar year as of September 30, 2026:

Digital Asset Fund Investment
2026	6,211
2027	21,284
2028	897
Total	28,392
The following table presents the Company's Digital Asset Fund Investment holdings as of September 30, 2026:

	Cost Basis (in thousands)	Fair Value (in thousands)
Digital Asset Fund Investment	$4,714	$3,352
The following table presents a roll-forward of Digital Asset Fund Investment fair value for the three and nine months ended September 30, 2026 (in thousands):

Digital Asset Fund Investment
Fair Value as of December 31, 2025	$5,617
Unrestricted SOL distributed	(617)
Net change in fair value	(1,696)
Fair value as of March 31, 2026	$3,304
Unrestricted SOL distributed	(496)
Net change in fair value	(295)
Fair value as of June 30, 2026	$2,513
Unrestricted SOL distributed	(506)
Net change in fair value	1,345
Fair value as of September 30, 2026	$3,352

6. DIGITAL ASSETS COLLATERAL RECEIVABLE
In connection with the Company's OTC SOL put options strategy, the Company pledges or transfers SOL to institutional counterparties to collateralize the underlying transactions. During the three and nine months ended September 30, 2026, these transactions were governed by long-form confirmations and International Swaps and Derivatives Association agreements (together, "ISDA Agreements"). Under the ISDA Agreements, SOL posted directly to the counterparty can be rehypothecated, re-pledged, or otherwise deployed by the counterparty. The Company's transfer of digital assets into digital assets collateral receivable is a derecognition event and the Company recognizes a realized loss on digital assets upon derecognition of the posted SOL (see Note 3).

The Company had no digital assets collateral receivable as of September 30, 2026. Since September 2026, SOL posted as initial margin has been held in a segregated custodial account rather than transferred to the counterparty, and is not derecognized. See "Digital Assets Pledged as Margin Collateral" in Note 3.

The following table presents a roll-forward of digital assets collateral receivable fair value for the three and nine months ended September 30, 2026 (in thousands):

Digital Assets Collateral Receivable
Fair Value as of December 31, 2025	$—
Transfer to margin collateral	10,994
Return of margin collateral	(8,824)
Net change in fair value(1)	142
Fair value as of June 30, 2026	$2,312
Transfer to margin collateral	22,461
Return of margin collateral	(25,785)
Net change in fair value(1)	1,012
Fair value as of September 30, 2026	$—
(1)Recognized within "Unrealized (gain) loss on digital assets and digital assets receivable" on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

7. DIGITAL ASSETS RECEIVABLE FROM BROKER
The Company had OTC SOL purchase contracts of 125,296 SOL not yet settled as of September 30, 2026. The contracts were entered into on September 30, 2026 for $15.0 million, presented in "Due to broker" on the unaudited condensed consolidated balance sheets as of September 30, 2026, with a settlement date of October 1, 2026. See Note 15. These 125,296 tokens are presented in aggregate as approximately $14.8 million in "Digital assets receivable from broker" on the unaudited condensed consolidated balance sheets as of September 30, 2026. Due to (i) the Company's limited historical loss experience for digital assets receivable from broker, (ii) the counterparty being an institutional counterparty and (iii) the short time to settlement of the purchase contracts there is no expected credit loss reflected in the fair value of digital assets receivable from broker as of September 30, 2026.

The following table presents a roll-forward of digital assets receivable from broker fair value for the three and nine months ended September 30, 2026 (in thousands):

Digital Assets Receivable From Broker
Fair Value as of December 31, 2025	$—
Purchases not yet settled	15,000
Settled - SOL received	—
Net change in fair value(1)	(209)
Fair value as of September 30, 2026	$14,791
(1)Recognized within "Unrealized (gain) loss on digital assets and digital assets receivable" on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8. DERIVATIVES
OTC SOL Options

The Company enters into OTC option contracts referencing the price of SOL in connection with managing the risk and return profile of its digital asset treasury. The primary underlying risk exposure of these contracts is SOL price risk. The contracts are not designated as hedging instruments under ASC 815-20. The Company writes put options to generate premium income on its treasury holdings, and enters into call option spreads to obtain participation in increases in the price of SOL. During the nine months ended September 30, 2026, the Company (i) wrote SOL put options, receiving premium in exchange for the obligation to pay at maturity any excess of the strike price over the settlement price, (ii) entered into SOL call option spreads, purchasing near-the-money calls and simultaneously writing further out-of-the-money calls of equal size and maturity for a net premium paid, obtaining participation in increases in the price of SOL up to the strike price of the written calls, and (iii) purchased one SOL put option, paying premium for the right to receive at maturity any excess of the strike price over the settlement price, which was terminated before maturity. Ten of the written put options and the purchased put option provided for physical settlement; all other contracts, including one of the five written put options outstanding as of September 30, 2026, were cash-settled. No SOL was delivered under any contract.

All contracts were collateralized by SOL (see Note 3 and Note 6) and/or U.S. dollars posted as initial and variation margin. U.S. dollars posted as margin collateral of $0.9 million as of September 30, 2026, are included in "Prepaid expenses and other current assets". SOL of 123,108 posted as margin collateral of $14.5 million as of September 30, 2026 is included in "Digital assets, restricted" on the unaudited condensed consolidated balance sheets as of September 30, 2026. The Pledged SOL is held in a segregated custodial account subject to the counterparty's security interest and may be taken by the counterparty only upon an event of default by the Company. See Note 3.

As of September 30, 2026, the Company's five outstanding SOL put option contracts referenced 434,400 SOL with strike prices ranging from $107.00 to $110.00, which had maturities extending through October 9, 2026. See Note 9 for information regarding the fair value measurement of these contracts. By October 9, 2026, four of the SOL put options expired out-of-the-money ("OTM") and one contract had 50,000 SOL partially terminated on October 7, 2026 for $49 thousand with the remaining put options expiring OTM.

The following table presents a roll-forward of OTC option contracts for the nine months ended September 30, 2026:

	Written put options — contracts	Written put options — SOL	Call option spreads — contracts	Call option spreads — SOL	Purchased put options — contracts	Purchased put options — SOL
Open as of December 31, 2025	—	—	—	—	—	—
Entered during period	74	3,569,009	3	221,351	1	64,400
Settled or expired during period	(69)	(3,134,609)	(3)	(221,351)	(1)	(64,400)
Open as of September 30, 2026	5	434,400	—	—	—	—

Registered Direct Offering Put Options

In connection with the April Registered Direct Offering (as defined below), the Company granted the April RDO Purchasers (as defined below) the April RDO Put Options (as defined below). The April RDO Put Options were issued as consideration in the April Registered Direct Offering rather than for risk management purposes, and their primary underlying risk exposure is the price of the Company's Class A common stock. Each April RDO Put Option is an embedded feature of the redeemable Class A common stock that the Company has bifurcated and accounts for separately as a derivative under ASC 815-15. The bifurcated April RDO Put Options are classified as derivative liabilities measured at fair value, with changes in fair value recognized in earnings, and are not designated as hedging instruments. The related Class A common stock is classified as mezzanine equity. See Note 10 for the terms of the April RDO Put Options and the related mezzanine equity classification.

SPA Combined Option

The SPA Combined Option (see Note 1) is an embedded feature of the JTL Consideration Shares that the Company has bifurcated and accounts for separately as a derivative under ASC 815-15. It was entered into as part of the consideration for the investment in JTL rather than for risk management purposes. Its primary underlying risk exposures are the price of the Company's Class A common stock and the fair value of JTL. The SPA Combined Option is classified as a derivative asset measured at fair value, presented in "Other long-term assets", with changes in fair value recognized in "Other (expense) income, net". It is not designated as a hedging instrument. The related JTL Consideration Shares are classified as mezzanine equity. See Note 10.

The following table presents the derivative asset and liability fair values by type as of September 30, 2026 and December 31, 2025 (in thousands):

Derivatives not designated as hedging instruments	Balance sheet location	September 30, 2026	December 31, 2025
Derivative assets
Equity contracts — SPA Combined Option	Other long-term assets	$760	$—
Total derivative assets		$760	$—
Derivative liabilities
Digital asset (SOL) price contracts — written put options	Accrued and other current liabilities	$144	$—
Equity contracts — RDO put options	Derivative liability	2,466	—
Total derivative liabilities		$2,610	$—

The Company does not offset derivative assets and derivative liabilities on the unaudited condensed consolidated balance sheets. Under the ISDA Agreements, amounts owed between the parties may be set off, and posted collateral may be applied against outstanding obligations, only upon an event of default or termination event with respect to the other party. Because these rights are conditional, the Company presents derivative assets and liabilities on a gross basis. The April RDO Put Options and the SPA Combined Option are not subject to a master netting arrangement.

The following table presents the gross and net amounts of the Company's OTC SOL option contracts, which are subject to enforceable master netting arrangements under the ISDA Agreements, as of September 30, 2026 (in thousands):

OTC SOL Options
Gross amount of recognized derivative liabilities	$144
Gross amounts offset in the balance sheet	—
Net amount presented in the balance sheet	144
Collateral pledged not offset in the balance sheet	(144)
Net amount	$—

The following table presents the gains and losses for derivatives by type for the three and nine months ended September 30, 2026 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location	2026	2025	2026	2025
SOL price contracts — written put options(1)	Gain on digital asset derivatives	$1,573	$—	$1,891	$—
SOL price contracts — call option spreads	Gain on digital asset derivatives	—	—	(1,000)	—
SOL price contracts - purchased put options	Gain on digital asset derivatives	(45)	—	(45)	—
Equity contracts — RDO put options(1)	Change in fair value of derivative liability	1,741	—	1,419	—
Equity contracts — derivative warrant liabilities	Change in fair value of derivative liability	—	423,313	—	417,394
Equity contracts - derivative warrant liabilities (loss on issuance)	Loss on derivative liability	—	(545,733)	—	(545,733)
Equity contracts - SPA Combined Option(1)	Other (expense) income, net	571	—	571	—
Total		$3,840	$(122,420)	$2,836	$(128,339)
(1)Of the total gains and losses included in earnings for the three and nine months ended September 30, 2026, a gain of $301 thousand in "Gain on digital asset derivatives" and a gain of $1,741 thousand and $1,419 thousand in "Change in fair value of derivative liability", respectively, and a gain of $571 thousand in "Other (expense) income, net" are attributable to derivative instruments still held as of September 30, 2026.

Credit-Risk-Related Contingent Features

Certain of the Company's derivative instruments contain provisions that could accelerate settlement or increase collateral requirements upon a deterioration in financial condition. The April RDO Put Options may be exercised upon a failure of the Company's net debt to total capitalization ratio to remain at or below 30%. Under the ISDA Agreements governing the OTC SOL options, a single-day decline of 25% or more in the net equity of the Company's subsidiary that is party to those agreements, or a default on indebtedness of $100 thousand or more, constitutes an additional termination event, upon which the minimum transfer amount for collateral demands is reduced to zero, the counterparty's obligation to return posted collateral is suspended, and the counterparty may liquidate posted collateral and terminate outstanding transactions.

As of September 30, 2026, the aggregate fair value of derivative liabilities containing such features was $2.6 million, consisting of $2.5 million of April RDO Put Options and $0.1 million of OTC SOL options, against which the Company has posted collateral with a fair value of $15.4 million. Had these features been triggered as of September 30, 2026, the amount required to settle the April RDO Put Options would have been $8.2 million; posted collateral exceeded the net liability under the OTC SOL options, and no additional collateral would have been required.

9. FAIR VALUE MEASUREMENTS
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

The following table presents the Company's financial assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2026 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
SOL digital assets	$211,103	$—	$—	$211,103
SOL digital assets, restricted*	40,237	—	—	40,237
SOL digital assets collateral receivable	—	—	—	—
SOL digital assets receivable**	—	18,743	—	18,743
SOL digital assets receivable from broker	—	14,791	—	14,791
SOL digital assets fund investment**	—	3,352	—	3,352
Investment in Jefferson Trust Limited, at fair value	—	—	804	804
SPA Combined Option	—	—	760	760
Total assets	$251,340	$36,886	$1,564	$289,790

Liabilities:
Written put options derivative liability***	$—	$—	144	$144
RDO put options derivative liability****	—	—	2,466	2,466
Total liabilities	$—	$—	$2,610	$2,610
*Subject to contractual sales restriction or pledged as derivative margin collateral. See Notes 3 and 8.
**Underlying assets subject to contractual sales restriction. See Notes 4 and 5.
***Represents the fair value of written OTC SOL put option contracts outstanding as of September 30, 2026, which are included within "Accrued and other current liabilities" on the unaudited condensed consolidated balance sheets. Fair value is estimated by the Company using the Black-Scholes option-pricing model incorporating the SOL price, strike prices, implied volatility, and time to expiration. See Notes 2 and 8.
****Represents the fair value of April RDO Put Options, which are included within "Derivative liability" on the unaudited condensed consolidated balance sheets. Fair value is estimated using an option lattice model. See Notes 2, 8 and 10.

The following table presents the Company's financial assets at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2025 (in thousands):

	Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
SOL digital assets	$217,724	$—	$—	$217,724
SOL digital assets, restricted*	39,219	—	—	39,219
SOL digital assets receivable**	—	31,139	—	31,139
SOL digital assets fund investment**	—	5,617	—	5,617
Total assets	$256,943	$36,756	$—	$293,699
*Subject to contractual sales restriction. See Note 3.
**Underlying assets subject to contractual sales restriction. See Notes 4 and 5.

SOL digital assets and digital assets, restricted, are measured at fair value on a recurring basis using quoted prices of SOL in the Company's principal market for Unlocked SOL (Level 1 inputs). Digital assets receivable and digital assets fund investment are measured at fair value on a recurring basis using quoted prices of the underlying Locked SOL in the Company's principal market for Unlocked SOL (Level 2 inputs). As of midnight UTC on September 30, 2026, the price per SOL was $118.04.

Premiums received for OTC put option derivative liabilities at inception are initially recorded on the unaudited condensed consolidated balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The Company measures the fair value of these written options using the Black-Scholes option-pricing model, incorporating the SOL price, strike prices, time to expiration, and implied volatility. Implied volatility is the significant unobservable input and is selected by management for each contract. Management considers the implied volatility indicated by the counterparty's valuations and corroborates it each reporting period against the implied volatility of exchange-traded SOL options with the same or similar strikes and maturities. Where no exchange-traded option with a comparable strike and maturity is available, management's selection is supported by the range of implied volatilities indicated by the nearest exchange-traded strikes and maturities. Because the implied volatility for the contracts' specific strikes and maturities cannot be fully corroborated by observable market data, the options are classified as Level 3 within the fair value hierarchy.

The fair value of the April RDO Put Options derivative liability is estimated using an option lattice model incorporating assumptions related to the likelihood and timing of qualifying exercise triggering events, the contractual repurchase price, the risk-free rate, expected volatility of the Company's Class A common stock, and the contractual internal rate of return floor of 7.0% per annum. The April RDO Put Options are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs, primarily expected volatility. The April RDO Put Options derivative liability is presented in "Derivative liability" on the unaudited condensed consolidated balance sheets.

The following table presents the significant unobservable inputs used in the fair value measurement of the Company's Level 3 derivative liabilities as of September 30, 2026:

	Written Put Option Derivative Liability	RDO Put Option Derivative Liability
Implied volatility - range	57.1% - 69.4%	68.1%
Implied volatility - weighted average(1)	57.7%	n/a
(1)The weighted average implied volatility is calculated by weighting each contract's implied volatility by the relative fair value of that contract.

The fair value measurements of the OTC SOL put options and the April RDO Put Options incorporate volatility assumptions that are not observable in the market. An increase in the volatility assumption used would increase the fair value of the related derivative liability, and a decrease would reduce it. Because the repurchase price of the April RDO Put Options accretes at a rate in excess of the risk-free rate, exercise prior to the latest available exercise date would not be economically advantageous to the holders. Accordingly, the fair value of the April RDO Put Options is not significantly sensitive to assumptions regarding the timing of exercise.

The following table presents a roll-forward of the Company's assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2026 (in thousands):

	Purchased Call Options	Purchased put options	Investment in Jefferson Trust Limited, at fair value	SPA Combined Option (asset)	Total
Fair Value as of December 31, 2025	$—	$—	$—	$—	$—
Purchases	1,147	47	837	189	2,220
Settlements	—	(2)	—	—	(2)
Total gain (loss) included in earnings(1)	(1,147)	(45)	(33)	571	(654)
Fair Value as of September 30, 2026	$—	$—	$804	$760	$1,564
(1)The loss of $33 thousand on the investment in JTL and the gain of $571 thousand on the SPA Combined Option included in earnings are unrealized and relate to assets held as of September 30, 2026; they are recognized in "Other (expense) income, net."

The following table presents a roll-forward of the Company's derivative liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2026 (in thousands):

	Written Put Options	Written Call Options	RDO Put Options	Total
Fair Value as of December 31, 2025	$—	$—	$—	$—
Issuances	2,460	147	3,885	6,492
Settlements	(425)	—	—	(425)
Total gain included in earnings(1)	(1,891)	(147)	(1,419)	(3,457)
Fair Value as of September 30, 2026	$144	$—	$2,466	$2,610
(1)See Note 8 for the unaudited condensed consolidated statement of operations and comprehensive income (loss) line items in which these gains and losses are recognized.

The following table presents a roll-forward of the Company's derivative liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2025 (in thousands):

	2022 Public Warrants	2025 Common Warrants	2025 Stapled Warrants	Total Warrant Liabilities
Balance at December 31, 2024	$241	$—	$—	$241
Issuances	—	3,371	1,048,486	1,051,857
Exercises	(3)	(9,528)	—	(9,531)
Loss (gain) on change in fair value	(238)	6,157	(423,313)	(417,394)
Change in classification	—	—	—	—
Balance at September 30, 2025	$—	$—	$625,173	$625,173

The unaudited condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. As of September 30, 2026 and December 31, 2025, financial instruments of the Company consist of cash equivalents, which were comprised of deposits of excess cash in an unrestricted money market savings account, USD Coin ("USDC") at custodians and a money market mutual fund. The carrying value of cash equivalents generally approximates fair value due to their short-term nature.

10. COMMON STOCK AND WARRANTS
Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock that the holders may require the Company to redeem, or that are redeemable upon events not solely within the control of the Company, are classified as mezzanine equity (see Note 2). As of September 30, 2026, two issues were classified as mezzanine equity: the shares issued in the April Registered Direct Offering and the JTL Consideration Shares.
The following table presents changes in Class A common stock subject to possible redemption for the three months ended September 30, 2026 (in thousands, except share data):

	April RDO Shares		JTL Consideration Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	3,076,922	$4,043	—	$—	3,076,922	$4,043
Issuance for investment in JTL	—	—	597,086	1,027	597,086	1,027
Accretion to redemption value	—	1,725	—	537	—	2,262
Balance as of September 30, 2026	3,076,922	$5,768	597,086	$1,564	3,674,008	$7,332

The following table presents changes in Class A common stock subject to possible redemption for the nine months ended September 30, 2026 (in thousands, except share data):

	April RDO Shares		JTL Consideration Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	—	$—	—	$—
Issuance in April Registered Direct Offering, net	3,076,922	4,043	—	—	3,076,922	4,043
Issuance for investment in JTL	—	—	597,086	1,027	597,086	1,027
Accretion to redemption value	—	1,725	—	537	—	2,262
Balance as of September 30, 2026	3,076,922	$5,768	597,086	$1,564	3,674,008	$7,332

JTL Consideration Shares

On July 28, 2026, the Company issued 597,086 shares of Class A common stock as partial consideration for its investment in JTL (see Note 1). Under the JTL Agreement, the Sellers may require the Company to exchange its interest in JTL for the return of these shares plus $1 (the Call Option). The Call Option may be exercised during a 20-business-day window beginning on July 15, 2028, the second anniversary of the JTL Closing, or earlier upon certain events, including the Company's insolvency, that are not solely within the control of the Company. The Company may require the same exchange during the same window (the Put Option). Because the holders may require the Company to reacquire the shares in exchange for an asset, the JTL Consideration Shares are classified as mezzanine equity. The SPA Combined Option is an embedded feature of the JTL Consideration Shares that the Company has bifurcated and accounts for separately as a derivative under ASC 815-15 (see Note 8).

The JTL Consideration Shares were initially recorded at $1.0 million, their fair value at the JTL Closing. Redemption of the JTL Consideration Shares depends on the Sellers' exercise of the Call Option, may occur in 2028 and would be settled by delivery of the Company's interest in JTL. Their redemption value, being the fair value of the Company's interest in JTL less $1, was $0.8 million as of September 30, 2026. Because the redemption value plus the fair value of the SPA Combined Option asset of $0.8 million exceeded the carrying value, $0.5 million of accretion was recorded during the three months ended September 30, 2026. The carrying value as of September 30, 2026 is $1.6 million. It exceeds the redemption value by the fair value of the SPA Combined Option asset, and it will not be reduced below the initial carrying value of $1.0 million.

April Registered Direct Offering

On April 27, 2026, the Company entered into securities purchase agreements with the purchasers named therein (the "April RDO Purchasers"), pursuant to which the Company issued and sold to the April RDO Purchasers, in a registered direct offering (the "April Registered Direct Offering"), 3,076,922 shares of the Company's Class A common stock. The offering price of each share was $2.60 per share (the "Offering Price"). The April Registered Direct Offering closed on April 29, 2026. The net proceeds to the Company from the April Registered Direct Offering were $7.9 million after $0.1 million of transaction related costs.
The 3,076,922 shares of Class A common stock issued in the April Registered Direct Offering are classified as mezzanine equity because the holders have the right, under certain conditions, to require the Company to repurchase such shares at the offering price plus a contractual 7.0% per annum internal rate of return. Certain triggering events that would allow holders to exercise such repurchase rights are not solely within the control of the Company.

In connection with the April Registered Direct Offering, the Company entered into put option agreements (collectively, the "April RDO Put Option Agreements") with the April RDO Purchasers pursuant to which the Company granted each April RDO Purchaser the right to require the Company to repurchase all or a portion of the shares of Class A common stock it purchased in the April Registered Direct Offering at a price per share equal to the Offering Price plus an amount that would result in an internal rate of return of 7.0% per annum (collectively, the "April RDO Put Options"). The April RDO Put Options may be exercised in connection with the occurrence of certain qualifying events, including the 12-month and 18-month anniversaries of the closing of the April Registered Direct Offering, a failure of the Company's net debt to total capitalization ratio to remain at or below 30%, or a suspension or halt of trading in the Class A common stock on the applicable trading market exceeding a specified number of consecutive trading days or the issuance of a delisting notice. See Note 8. As of September 30, 2026, there have been no qualifying events under the April RDO Put Option Agreements.

Redemption of the April Registered Direct Offering shares depends on whether and when the holders exercise the April RDO Put Options, and may occur in 2027. The redemption value of the April Registered Direct Offering shares was $8.2 million as of September 30, 2026, which is greater than the combined carrying value of the mezzanine equity of $4.0 million as of June 30, 2026 and the fair value of the associated put option derivative liability of $2.5 million as of September 30, 2026. Accordingly, $1.7 million of accretion of the mezzanine equity carrying value was required during the three months ended September 30, 2026. The carrying value of the mezzanine equity as of September 30, 2026 is $5.8 million.

Stock Repurchase Program

On November 3, 2025, the Company's Board of Directors (the "Board") approved a stock repurchase program for the purchase of up to $100 million of the Company's outstanding Class A common stock (the "Stock Repurchase Program"). Repurchases of Class A common stock may be made in the open market (including through Rule 10b-18 compliant transactions), in privately negotiated transactions, in block trades, through one or more accelerated share repurchase transactions, through one or more trading plans intended to comply with Rule 10b5-1, through tender offers, or by any combination of the foregoing. The Company may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in its sole discretion. The Stock Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time.
As of September 30, 2026 and December 31, 2025, the Company held 4,377,435 and 0 shares, respectively, of its Class A common stock in treasury. During the three and nine months ended September 30, 2026, the Company purchased 1,440,352 and 4,377,435 shares at a total cost of $2.8 million and $8.7 million, respectively.

September 2025 Private Placements

On September 15, 2025, the Company entered into a securities purchase agreement (the "Cash Purchase Agreement") with certain investors (the "Cash Purchasers") pursuant to which the Company sold, in a private placement (the "Cash Offering"), an aggregate offering of (i) 38,049,663 shares (the "Cash Shares") of Class A common stock at an offering price of $6.881 per Cash Share (the "Per Share Cash Purchase Price"); and 36,261,239 pre-funded warrants (the "Cash Pre-Funded Warrants") to purchase shares of Class A common stock (the "Cash Pre-Funded Warrant Shares") at the Per Share Cash Purchase Price less $0.001 per Cash Pre-Funded Warrant, and (ii) 73,941,196 stapled warrants (the "Cash Stapled Warrants") to purchase shares of Class A common stock (the "Cash Stapled Warrant Shares") at an exercise price of $10.134 per Cash Stapled Warrant. In the Cash Offering, the Cash Purchasers tendered any of U.S. dollars, USD Coin ("USDC") or Tether ("USDT") (or a combination thereof) to the Company as consideration for the Cash Shares, Cash Stapled Warrants and Cash Pre-Funded Warrants.
On September 15, 2025, the Company also entered into securities purchase agreements (the "Cryptocurrency Purchase Agreements", and together with the Cash Purchase Agreements, the "Purchase Agreements") with certain investors (the "Cryptocurrency Purchasers", and together with the Cash Purchasers, the "Purchasers") pursuant to which the Company agreed to sell to the Cryptocurrency Purchasers in a private placement (the "Cryptocurrency Offering," and together with the Cash Offering, the "2025 PIPE Offerings") (i) pre-funded warrants to purchase shares of Class A common stock at an offering price of $6.881 less $0.001 (the "Cryptocurrency Pre-Funded Warrants" and together with the Cash Pre-Funded Warrants, the "2025 Pre-Funded Warrants") and (ii) stapled warrants (the "Cryptocurrency Stapled Warrants", and together with the Cash Stapled Warrants, the "2025 Stapled Warrants") at an exercise price of $10.134. In the Cryptocurrency Offering, the Cryptocurrency Purchasers tendered Locked SOL to the Company as consideration for the Cryptocurrency Pre-Funded Warrants and the Cryptocurrency Stapled Warrants.
Clear Street LLC ("Clear Street") served as lead placement agent and Maxim Group LLC ("Maxim") served as co-placement agent in the 2025 PIPE Offerings, pursuant to the terms of a placement agency agreement. The placement agents received aggregate compensation of $11.1 million. Clear Street was also issued 369,706 shares of the Company's Class A common stock. The Company recorded non-cash financing offering costs of $8.6 million on the unaudited condensed consolidated statement of operations and comprehensive income (loss) based on the Company's closing stock price of $23.17 on the 2025 PIPE Offerings closing date.
The aggregate gross proceeds to the Company were $508.8 million including $119 million in contributed digital assets comprised of $75.6 million of Locked PIPE SOL, $34.3 million of USDC and $9.1 million of USDT, resulting in net cash proceeds of $374.9 million after deducting placement agent fees and other cash offering expenses of $14.9 million.
September 2025 Advisory Warrants

On September 15, 2025, the Company entered into a Strategic Advisory Agreement (the "Strategic Advisory Agreement") with Pantera Capital Management LP, a Delaware limited partnership ("Pantera") and Summer Wisdom Holdings Limited ("Summer" and with Pantera, the "Advisors"). In connection with the closing of the 2025 PIPE Offerings, on September 18, 2025, the Company issued (i) warrants to purchase 5,175,883 shares of Class A common stock to Pantera (the "Pantera Base Advisor Warrants") and (ii) warrants to purchase 2,218,236 shares of Class A common stock to Summer (the "Summer Base Advisor Warrants" and together with the Pantera Base Advisor Warrants, the "Base Advisor Warrants"). Upon the exercise of each 2025 Stapled Warrant, each of Pantera and Summer shall receive an additional grant of warrants to purchase an amount of shares of Class A common stock equal to their respective portion of 5% of the shares of Class A common stock issued upon such exercise (the "Performance Advisor Warrants", and together with the Base Advisor Warrants, the "Advisor Warrants"). The exercise price per share of the Advisor Warrants shall be equal to $0.001 per underlying share of Class A common stock. The Company recorded $171.3 million in non-cash financing costs, determined using a Black-Scholes model, on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. Based on the exercise price of $0.001, the Black-Scholes value was effectively the same as the Company's stock price of $23.17 as of the date of closing of the 2025 PIPE Offerings.
Pursuant to the Strategic Advisory Agreement, Pantera and Summer agreed not to sell, transfer, pledge, hedge, or otherwise dispose of any shares underlying the Advisor Warrants for 180 days after the closing of the 2025 PIPE Offerings (the "Advisor Lock-Up Period"), except (i) transfers to affiliates that agree in writing to be bound by the remainder of the Advisor Lock-Up Period, or (ii) with the Company's prior written consent.

2025 Financing Transactions

Before the 2025 PIPE Offerings, the Company completed the following financing transactions during the nine months ended September 30, 2025:

•Warrant inducement (January 2025): certain holders (the "Holders") of the Company's 2024 Public Warrants (the "Existing Warrants") exercised such warrants for 6,628 shares of Class A common stock at a reduced exercise price of $563.25 per share, for gross proceeds of $3.7 million, in exchange for Series C and Series D Warrants to purchase 8,281 shares of Class A common stock. The Company recorded non-cash share issuance costs of $4.1 million for the modification of the Existing Warrants and the issuance of the new warrants. Shares held in abeyance because of beneficial ownership limitations (the "Abeyance Shares") were issued by June 30, 2025.

•April 2025 Private Placement: the Company issued $1.56 million of 20% original issue discount promissory notes and 1,760 shares of Class A common stock for gross proceeds of $1.3 million. The notes were repaid from the proceeds of the June 2025 Offering.

•June 2025 Offering: the Company completed a registered offering of common stock, pre-funded warrants and common warrants (including warrants issued to the placement agent) for gross proceeds of $9.1 million. The common warrants were recorded as a derivative liability of $3.4 million at issuance. Exercise price resets resulted in a $6.2 million loss in "Change in fair value of derivative liability", and the liability was reclassified to equity when the warrants were exercised in 2025.

2025 At-The-Market Offering

On September 15, 2025, the Company entered into a Sales Agreement (as amended and restated, the "2025 Sales Agreement") with Clear Street and Maxim, as co-sales agents, to create an at-the-market offering program (the "2025 ATM") under which the Company may offer and sell shares with an aggregate offering price of up to $92.8 million. On May 29, 2026, the Company amended and restated the 2025 Sales Agreement to, among other things, increase the aggregate gross sales price of shares that may be offered and sold from time to time from $92.8 million to $250.0 million. Clear Street and Maxim are entitled to a fixed commission rate equal to up to 3% of the gross proceeds pursuant to the 2025 Sales Agreement. During the nine months ended September 30, 2026 and 2025, zero and 393,299 shares were sold under the 2025 ATM, respectively.

2023 At-The-Market Offering
During the nine months ended September 30, 2025, the Company sold 379,164 shares of Class A common stock under its 2023 at-the-market offering program with Roth Capital Partners, LLC (the "2023 ATM"), generating net proceeds of $5.1 million after deducting commissions and fees of $0.2 million. The 2023 at-the-market offering program was terminated in connection with the entry into the 2025 ATM in September 2025. No shares were sold under the 2023 ATM during the nine months ended September 30, 2026.

Warrants

The following table provides a roll-forward of the number of shares of Class A common stock underlying warrants issued during the nine months ended September 30, 2026 and the nine months ended September 30, 2025:

	2025 Pre-funded Warrants	2025 Stapled Warrants	Base Advisor Warrants	2022 Public Warrants	2025 Common Warrants	Other Equity Warrants	Total
Classification	Equity(1)	Equity(1)	Equity(1)	Liability(7)	Liability(7)	Equity(1)
Exercise Price ($)	0.001	10.134	0.001	6.756	47.55	Various(2)
Expiration Date	N/A	Various(5)	Oct-2030	Aug-2027	Dec-2027	Various(3)
Balance at December 31, 2024	—	—	—	804	—	7,807	8,611
Issuances	36,261,239	73,941,196	7,394,119	—	293,235	32,831	117,922,620
Exercises	(633,600)	—	—	(187)	(293,233)	(31,194)	(958,214)
Expirations	—	—	—	—	—	(487)	(487)
Balance at September 30, 2025	35,627,639	73,941,196	7,394,119	617	2	8,957	116,972,530
Issuances	—	—	—	—	—	—	—
Exercises	(2,636,296)	—	—	—	—	—	(2,636,296)
Exercised but not issued(4)	(2,298,075)	—	—	—	—	—	(2,298,075)
Balance at December 31, 2025	30,693,268	73,941,196	7,394,119	617	2	8,957	112,038,159
Exercises(6)	(12,627,247)	—	(1,648,265)	—	—	—	(14,275,512)
Expirations	—	—	—	—	—	(676)	(676)
Balance at September 30, 2026	18,066,021	73,941,196	5,745,854	617	2	8,281	97,761,971
(1)The Company's outstanding equity-classified warrants as of September 30, 2026 have a weighted average exercise price of $7.71.
(2)Exercise prices for outstanding other equity warrants as of September 30, 2026 range from $563.25 to $1,856.25 per share of Class A common stock exercised.
(3)Expiration dates for outstanding other equity warrants as of September 30, 2026 range from April 2027 to April 2030.
(4)As of December 31, 2025, the Company received formal notice of cashless exercise from the holder of 2,298,075 warrants, and 2,297,480 shares were issued in January 2026.
(5)The Cash Stapled Warrants have an expiration of June 2028 and the Cryptocurrency Stapled Warrants have an expiration of July 2028.
(6)Includes cashless exercises of 2025 Pre-funded Warrants and Base Advisor Warrants, for which 4,872 shares were withheld to cover the exercise price.
(7)Warrants have a $0 fair value as of September 30, 2026.

11. STOCK-BASED COMPENSATION
The Company may issue stock-based compensation awards under the Company's 2022 Equity Incentive Plan (as amended, the "2022 Plan") or the Company's 2021 Inducement Plan (as amended, the "Inducement Plan"), as described more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.
The 2022 Plan provides for an automatic increase on January 1st of each year in an amount equal to 5% of the fully diluted shares (as defined in the 2022 Plan) as of the last day of the preceding calendar year. On January 1, 2026, the number of shares authorized for issuance increased by 7,965,869 to 12,108,155.

As of September 30, 2026, the remaining shares available for grant were 9,208,644 under the 2022 Plan and 198 under the Inducement Plan. During the nine months ended September 30, 2026, the Company granted 1,594,006 stock options out of the 2022 Plan and 0 stock options out of the Inducement Plan. A total of 125,047 stock options were granted under the 2022 Plan and 0 options were granted out of the Inducement Plan during the nine months ended September 30, 2025. The options vest over one to three years and expire five or ten years after the grant date.

Stock option activity during the nine months ended September 30, 2026 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	127,835	$117.38	9.47	$—
Granted	1,594,006	2.04
Expired	(112,580)	126.37
Forfeited	(26)	510.15
Outstanding as of September 30, 2026	1,609,235	$2.50	5.36	$1,322
Nonvested as of September 30, 2026	1,007,451	$1.77	5.05	$867
Exercisable as of September 30, 2026	601,784	$3.72	5.88	$456

The grant date fair values of the stock options were estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.33%	3.91%	4.31%	3.91%
Expected volatility	82.02%	135.86%	84.80%	135.79%
Expected term (years)	2.93	5.38	3.16	5.38
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Fair value, per share	$1.71	$8.75	$1.74	$11.92
The following table summarizes restricted stock unit ("RSU") activity during the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value
Vested outstanding as of December 31, 2025	1,109,118	$5.98
Nonvested outstanding as of December 31, 2025	—	—
Granted	181,160	1.75
Vested	(2,120)	2.36
Settled	(1,126,318)	5.92
Nonvested and outstanding as of September 30, 2026	161,840	$1.72
As of September 30, 2026, the total remaining unrecognized compensation expense related to nonvested stock options and RSUs was $1.2 million which will be amortized over the weighted-average remaining requisite service period of 1.28 years.

12. BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
The table below presents the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$105,162	$(352,768)	$(24,893)	$(366,441)
Accretion of redeemable (mezzanine) shares	(2,262)	—	(2,262)	—
Net income (loss) available to common stockholders — basic	$102,900	$(352,768)	$(27,155)	$(366,441)
Weighted average common shares outstanding — basic(1)(2)	85,021,721	10,724,112	84,291,170	4,065,144
Earnings (loss) per share — basic	$1.21	$(32.89)	$(0.32)	$(90.14)

Diluted:
Net income (loss) available to common stockholders — basic	$102,900	$(352,768)	$(27,155)	$(366,441)
Change in fair value of April RDO Put Options	(1,741)	—	—	—
Net income (loss) available to common stockholders — diluted	$101,159	$(352,768)	$(27,155)	$(366,441)
Weighted average common shares outstanding — basic(1)(2)	85,021,721	10,724,112	84,291,170	4,065,144
Dilutive effect of:
Restricted stock units	21,185	0	0	0
April RDO Put Options	1,262,773	0	0	0
Weighted average common shares outstanding — diluted	86,305,679	10,724,112	84,291,170	4,065,144
Earnings (loss) per share — diluted	$1.17	$(32.89)	$(0.32)	$(90.14)
(1)The weighted average number of common shares outstanding as of September 30, 2025 includes the Abeyance Shares from the exercise of the Existing Warrants, the exercise of which was fully paid by the Holders and requires no further consideration for the delivery of the shares of Class A common stock. Therefore, the Abeyance Shares are included in the computation of basic and diluted loss per share as of the exercise date. The Abeyance Shares were subsequently issued at the direction of the Holder.
(2)In September 2025, in connection with the 2025 PIPE Offerings, the Company issued and sold 2025 Pre-Funded Warrants exercisable for an aggregate of 36,261,239 shares of Class A common stock. The 2025 Pre-Funded Warrants are included in the computation of basic and diluted loss per share as of the issuance date. The Base Advisor Warrants, which are exercisable for nominal consideration, are included in the computation of basic and diluted earnings (loss) per share from October 30, 2025, the date all conditions for their exercise were satisfied. Refer to Note 10 for additional information about the 2025 PIPE Offerings, the 2025 Pre-Funded Warrants and the Base Advisor Warrants.

The following outstanding securities, presented based on amounts outstanding as of the end of each period, were not included in the computation of diluted earnings (loss) per share for the periods indicated, as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,609,235	127,835	1,609,235	127,835
Restricted stock units	14,840	—	161,840	—
Warrants	73,950,096	73,950,774	73,950,096	73,950,774
Shares subject to April RDO Put Options	—	—	3,076,922	—
13. RELATED PARTIES
Strategic Advisory Agreement
In connection with the 2025 PIPE Offerings, the Company entered into the Strategic Advisory Agreement with Pantera and Summer. Under the terms of the agreement, the Advisors will provide strategic advisory services in connection with the expansion and diversification of the Company's core business through integration of cryptocurrency and digital asset strategies in its product offerings and as part of its SOL treasury management strategy for two years. As consideration for these services, Pantera and Summer received the Advisor Warrants to purchase shares of the Company's Class A common stock as discussed in more detail in Note 10.
During the three and nine months ended September 30, 2026, the Company recognized pass-through expenses from Summer of $38 thousand and $95 thousand, respectively, which is permissible under the Strategic Advisory Agreement and is classified under general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2026, there were $23 thousand in accounts payable to Summer related to the Strategic Advisory Agreement.
Trading Advisory Agreement
In connection with the 2025 PIPE Offerings, the Company entered into a Trading Advisory Agreement (the "Trading Advisory Agreement") with Pantera, pursuant to which the Company engaged Pantera to manage the investment of substantially all of Company's digital assets, digital asset derivatives, cash and other assets for an initial term of ten (10) years, which term automatically renews for successive periods of one (1) year each, subject to the mutual agreement of the Company and Pantera. The management fees pursuant to the Trading Advisory Agreement shall be equal to: (a) 1.0%, if the Company's Assets Under Management ("AUM") is less than or equal to $1 billion, (b) 0.75% per annum of assets under management if AUM is more than $1 billion but less than or equal to $5 billion and (c) 0.50% per annum of AUM if AUM is more than $5 billion.
During the three and nine months ended September 30, 2026, the Company recognized $0.5 million and $1.6 million, respectively, in trading advisory fees in connection with the Trading Advisory Agreement for the management fee for Company AUM by Pantera. These fees are classified under general and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2026, the Company has a balance of $0.2 million in accounts payable due to Pantera under the Trading Advisory Agreement.
14. INCOME TAXES
The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company's effective income tax rate was 0.0% for the three and nine months ended September 30, 2026 and 2025, respectively. The difference in the effective income tax rate compared with the U.S. federal statutory rate of 21.0% is primarily due to the full valuation allowance recorded against its deferred tax assets, as well as the impact of losses generated in both domestic and foreign jurisdictions for which no tax benefit or expense has been recognized.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company's net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of September 30, 2026.
15. SUBSEQUENT EVENTS
Stock Repurchases
Subsequent to September 30, 2026, pursuant to the Company's Stock Repurchase Program, see Note 10, the Company repurchased 2,220,120 shares of its Class A common stock at a weighted-average purchase price of $2.21 per share.

October Registered Direct Offering
On September 30, 2026, the Company entered into securities purchase agreements with the purchasers named therein (the "October RDO Purchasers"), pursuant to which the Company issued and sold to the October RDO Purchasers, in a registered direct offering (the "October Registered Direct Offering"), (i) an aggregate of 4,369,356 shares of the Company's Class A common stock at a purchase price of $3.433 per share and (ii) warrants to purchase up to an aggregate of 4,369,356 shares of Class A common stock at an exercise price of $3.776 per share (the "October RDO Common Warrants").

Each October RDO Common Warrants is exercisable for one share of Class A common stock at an exercise price of $3.776 per share. The October RDO Common Warrants expire 5.5 years following the date of issuance.

The October Registered Direct Offering closed on October 1, 2026. The gross proceeds to the Company from the October Registered Direct Offering were approximately $15 million, before deducting placement agent's fees and other offering expenses. The net proceeds to the Company from the October Registered Direct Offering were approximately $14.3 million.

Clear Street served as the placement agent in the October Registered Direct Offering, pursuant to the terms of a placement agency agreement and received 4% of the aggregate gross proceeds of the October Registered Direct Offering and reimbursement of certain expenses incurred in connection with the October Registered Direct Offering.

OTC SOL Purchase Contracts

The unsettled OTC SOL purchase contracts of 125,296 SOL settled on October 1, 2026. See Note 7.

Digital Assets

Subsequent to September 30, 2026, the value of liquid SOL to USD declined significantly. The price per SOL as of November 10, 2026 (midnight UTC) was $83.24, a 29% decline as compared to September 30, 2026. The Company has not adjusted the carrying value of digital assets as of September 30, 2026 because this decline relates to conditions arising after the balance sheet date.

OTC SOL Options

Subsequent to September 30, 2026, the Company incurred net realized losses of $7.4 million on written SOL put option contracts that expired or were terminated, primarily as a result of the decline in the price of SOL. As of November 10, 2026, the Company had four written SOL put option contracts outstanding referencing 390,000 SOL, with strike prices ranging from $103.80 to $116.80 and maturities of November 13, 2026, with an estimated fair value liability of $10.9 million.

Master Loan Agreement

On November 11, 2026, Marvel Operations Corp. ("Marvel"), a Delaware corporation and wholly-owned subsidiary of the Company, entered into a Master Loan Agreement (the "Master Loan Agreement") with a third-party lender under which Marvel may borrow digital or other assets from time to time. Each loan is subject to execution of an individual loan confirmation setting forth its principal amount, interest rate, fees, collateral requirements and term. Each loan must be secured by collateral held in a Company custodial account, with a required collateral value that is typically higher than the borrowed amount and subject to margin maintenance requirements and liquidation levels. The Master Loan Agreement provides for fixed-term and open-term loans and includes customary provisions such as termination rights for either party upon notice, prepayment premiums, representations, warranties, covenants and events of default.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specified or the context otherwise requires, references to "we," "us," "our," or "Company" mean Solana Company, and its wholly owned operating subsidiaries, Solana Company (Hong Kong) Limited, Marvel Operations Corp., Helius Medical, Inc., Helius Medical Technologies (Canada), Inc. and Revelation Neuro, Inc. The unaudited condensed consolidated financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q ("Form 10-Q") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on March 31, 2026 (the "2025 10-K"). All financial information is stated in U.S. dollars unless otherwise specified. Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
FORWARD-LOOKING STATEMENTS
This Form 10-Q includes forward-looking statements that involve risks and uncertainties, including statements regarding our market, strategy, competition, capital needs, business plans and expectations. All statements contained in this Form 10-Q, other than statements of historical facts, that address events or developments that we expect to occur, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "continue," or the negative of such terms or other comparable terminology.
The forward-looking statements in this Form 10-Q include but are not limited to statements relating to: expected benefits and implementation of our digital asset treasury strategy; expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth; the potential tokenization of our Class A common stock; the anticipated terms of custody arrangements; prospects and potential benefits of the Solana Foundation; our future growth and operational progress; our compliance with Nasdaq requirements; the impacts of the current global macroeconomic environment on our sufficiency of cash and availability of funds and operating costs; our market awareness; our ability to compete effectively; our future expenses and cash flow; our ability to become profitable; our future financing arrangements; and any future stock price. Such forward-looking statements involve risks and uncertainties, known and unknown, including capital requirements to achieve our business objectives, expected benefits and implementation of our digital asset treasury strategy, expected staking, yield and broader opportunities across the Solana ecosystem; our expected token treasury growth, the impact of global macroeconomic conditions including risks related to logistics challenges, labor shortages, disruptions in the banking system and financial markets, high levels of inflation and high interest rates on our ability to operate our business and access capital markets, the success of our business plan, our operating costs and use of cash, our ability to achieve significant revenues and other factors discussed in the section entitled "Risk Factors".
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
You should refer to the "Risk Factors" section of this Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.
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

Company Overview
We are a listed digital asset treasury ("DAT") dedicated to acquiring and holding Solana tokens ("SOL"). Our DAT objective is to maximize SOL per share through strategic use of capital markets and on-chain opportunities, offering public market investors direct exposure to Solana.
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
Recent Developments
October Registered Direct Offering

On September 30, 2026, we entered into securities purchase agreements with the purchasers named therein (the "October RDO Purchasers"), pursuant to which we issued and sold to the October RDO Purchasers, in a registered direct offering (the "October Registered Direct Offering"), (i) an aggregate of 4,369,356 shares of our Class A common stock at a purchase price of $3.433 per share and (ii) warrants to purchase up to an aggregate of 4,369,356 shares of Class A common stock at an exercise price of $3.776 per share (the "October RDO Common Warrants").

The October Registered Direct Offering closed on October 1, 2026. The gross proceeds to us from the October Registered Direct Offering were $15 million, before deducting placement agent's fees and other offering expenses. The net proceeds to us from the October Registered Direct Offering were approximately $14.3 million.

Each October RDO Common Warrant is exercisable for one share of Class A Common Stock at an exercise price of $3.776 per share. The October RDO Common Warrants expire 5.5 years following the date of issuance.

Clear Street LLC ("Clear Street") served as the placement agent in the October Registered Direct Offering, pursuant to the terms of a placement agency agreement and received 4% of the aggregate gross proceeds of the October Registered Direct Offering and reimbursement of certain expenses incurred in connection with the October Registered Direct Offering.

SOL Validator Cluster

We launched our own SOL validator cluster in July 2026. As of the date of this Form 10-Q, external parties have delegated 1 million SOL to stake on our cluster.

April Registered Direct Offering

On April 27, 2026, we entered into securities purchase agreements with the purchasers named therein (the "April RDO Purchasers"), pursuant to which we issued and sold to the April RDO Purchasers, in a registered direct offering (the "April Registered Direct Offering"), 3,076,922 shares of our Class A common stock. The offering price of each share of Class A common stock was $2.60 per share (the "Offering Price"). The April Registered Direct Offering closed on April 29, 2026. The net proceeds to us from the April Registered Direct Offering were $7.9 million after $0.1 million of transaction related costs.

In connection with the April Registered Direct Offering, we entered into put option agreements (collectively, the "April RDO Put Option Agreements") with the April RDO Purchasers pursuant to which we granted each April RDO Purchaser the right to require us to repurchase all or a portion of the shares of Class A common stock it purchased in the April Registered Direct Offering at a price per share equal to the Offering Price plus an amount that would result in an internal rate of return of 7.0% per annum (collectively, the "April RDO Put Options"). The April RDO Put Options may be exercised in connection with the occurrence of certain qualifying events, including the 12-month and 18-month anniversaries of the closing of the April Registered Direct Offering, a failure of our net debt to total capitalization ratio to remain at or below 30%, or a suspension or halt of trading in the Class A common stock on the applicable trading market exceeding a specified number of consecutive trading days or the issuance of a delisting notice. As of September 30, 2026, there have been no qualifying events under the April RDO Put Option Agreements.

Investment in Jefferson Trust Limited

On March 17, 2026, Solana Company (Hong Kong) Limited entered into a share purchase agreement (the "JTL Agreement") to acquire, directly or indirectly, all of the issued share capital of Jefferson Trust Limited ("JTL"), a licensed Hong Kong trust company. The acquisition closed on July 15, 2026 (the "JTL Closing"). The total purchase price for the acquisition was $2 million, consisting of 50% payable in cash, $0.5 million of which was paid as a deposit during the second quarter of 2026 and the remaining $0.5 million paid in July 2026, and 50% equity consideration, pursuant to which 597,086 shares of our Class A common stock were issued to the former holders of the issued share capital of JTL (the "Sellers").

Under the JTL Agreement, the Sellers have the right to require (call) (the "Call Option"), and we have the right to require (put) (the "Put Option" and together with the Call Option, the "SPA Combined Option"), the exchange of our interest in JTL for the return of the 597,086 shares of Class A common stock issued as consideration under the JTL Agreement plus $1. Either right may be exercised during a 20-business-day window beginning on the second anniversary of the JTL Closing. The Sellers control the Call Option and we control the Put Option.

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
Price of SOL
Our treasury management business is heavily dependent on the price of SOL, which has historically experienced significant volatility. As of September 30, 2026, our total SOL exposure, that we held directly in our accounts or indirectly through varying investments, was 2,441,560 SOL, valued at $288.2 million based on a market price of $118.04 per token. SOL is valued at fair value at the end of each reporting period, with changes in fair value recognized in net income. We are also exposed to SOL through certain derivative instruments. Refer to Note 3 through Note 9 in the unaudited condensed consolidated financial statements for more details on the breakout of our SOL holdings and exposure. As a result, fluctuations in the price of SOL may significantly impact our results of operations.

Results of Operations
Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Revenue
Staking revenue	$3,337	$342	$2,995
Other revenue	23	355	(332)
Total revenue	3,360	697	2,663
Cost of revenue	617	103	514
Gross profit	2,743	594	2,149
Operating (income) expenses
General and administrative expenses	3,386	5,504	(2,118)
Unrealized (gain) loss on digital assets and digital assets receivable	(102,720)	30,540	(133,260)
Realized loss on digital assets	1,090	—	1,090
Unrealized (gain) loss on digital assets fund investment	(1,335)	—	(1,335)
Gain on digital asset derivatives	(1,528)	—	(1,528)
Net operating (income) expenses	(101,107)	36,044	(137,151)
Income (loss) from operations	103,850	(35,450)	139,300
Nonoperating income (expense)
Change in fair value of derivative liability	1,741	423,313	(421,572)
Loss on derivative liability	—	(545,733)	545,733
Other (expense) income, net	(429)	(155)	(274)
Financing costs	—	(194,743)	194,743
Nonoperating income (expense), net	1,312	(317,318)	318,630
Income (loss) before provision for income taxes	105,162	(352,768)	457,930
Provision for income taxes	—	—	—
Net income (loss)	$105,162	$(352,768)	$457,930
Revenue

The increase in staking revenue in the third quarter of 2026 compared to the same period in the prior year was the result of our staked SOL earning staking yield for the full quarter and $0.7 million of revenue from our validator operations, which commenced in the third quarter of 2026. Our DAT strategy launched in September 2025 and, as a result, the prior-year period reflected only a partial period of staking revenue. The decrease in other revenue was due to the sale of assets related to the Portable Neuromodulation Stimulator ("PoNS") business to Bioness Medical, Inc. in April 2026 (the "PoNS Asset Sale").

Cost of Revenue
The cost of revenue for the third quarter of 2026 increased as compared to the same period in the prior year primarily due to $0.6 million of validator and staking revenue related costs, partially offset by the elimination of PoNS product costs.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million in the third quarter of 2026, compared to the same period in the prior year, primarily due to a $1.4 million decrease in bonus expense, a $0.6 million decrease in professional fees, a $0.4 million decrease in research and development expenses and a $0.4 million decrease in salaries and benefits due to the terminated PoNS employees. These decreases were partially offset by a $0.4 million increase in trading advisory and custodian fees supporting our DAT strategy and a $0.3 million increase in directors' and officers' ("D&O") insurance premiums.

Unrealized (Gain) Loss on Digital Assets and Digital Assets Receivable

The unrealized (gain) loss on digital assets and digital assets receivable represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value. The unrealized gain of $102.7 million in the third quarter of 2026 was primarily due to the increase in value of SOL, compared to an unrealized loss of $30.5 million in the same period of 2025. See Note 3.

Realized Loss on Digital Assets

The realized loss on digital assets represents the loss realized on sales of SOL with proceeds utilized to repurchase shares and fund operating expenses and derecognition of SOL transferred to and from margin collateral, which was not applicable in the same period of 2025.
Unrealized (Gain) Loss on Digital Assets Fund Investment

The unrealized gain on digital assets fund investment represents the unrealized mark-to-market for our digital asset fund investment holdings to record digital asset investment fund at fair value due to the increase in value of SOL, which was not applicable in the same period of 2025.

Gain on Digital Asset Derivatives

Gain on digital asset derivatives was $1.5 million in the third quarter of 2026, compared to none in the prior-year period, under our over-the-counter ("OTC") SOL options strategy, which commenced in the second quarter of 2026. The gain reflects $1.6 million on written SOL put options, which expired, were terminated or declined in fair value as SOL prices rose, partially offset by a $45 thousand loss on a purchased SOL put option that was terminated before maturity.

Nonoperating Income (Expense)

Change in Fair Value of Derivative Liability

The change in fair value of derivative liabilities was a gain of $1.7 million in the third quarter of 2026, compared with a gain of $423.3 million for the same period in 2025. The prior-year period gain related to the change in fair value of the stapled warrants issued in connection with the September 2025 PIPE transaction, which were reclassified to equity during the fourth quarter of the prior year. As a result, the put options issued to the purchasers in connection with the April Registered Direct Offering (such options, the "April RDO Put Options") were the only derivative liability recorded in this caption during the third quarter of 2026. See Note 10 for additional information on the April RDO Put Options and the April 2026 registered direct offering.

Loss on Derivative Liability

There was no loss on derivative liability in the third quarter of 2026, compared to $545.7 million in the prior-year period. The prior-year loss represented the loss on issuance of the stapled warrants issued in connection with the September 2025 PIPE transaction.

Other (Expense) Income, Net

Other (expense) income, net, was an expense of $0.4 million in the third quarter of 2026, compared to an expense of $0.2 million in the prior-year period. The current period includes a $1.0 million loss recognized at the JTL Closing, partially offset by a $0.5 million net gain from changes in the fair value of the investment and the SPA Combined Option and foreign exchange gains. The prior-year period expense was primarily foreign exchange losses, partially offset by dividend income on money market funds.

Financing Costs

There were no financing costs in the third quarter of 2026, compared to $194.7 million in the prior-year period. The prior-year amount consisted of costs of the September 2025 PIPE transaction that were expensed because they were allocated to the liability-classified stapled warrant issued in the September 2025 PIPE transaction, including $171.3 million for the fair value of the warrants issued under the strategic advisory agreement with Pantera Capital Management LP and Summer Wisdom Holdings Limited, $8.6 million for the fair value of the shares of Class A common stock issued to Clear Street, and $14.9 million of placement agent fees and other cash offering expenses.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Revenue
Staking revenue	$9,266	$342	$8,924
Other revenue	241	447	(206)
Total revenue	9,507	789	8,718
Cost of revenue	874	320	554
Gross profit	8,633	469	8,164
Operating (income) expenses
General and administrative expenses	19,691	12,714	6,977
Unrealized (gain) loss on digital assets and digital assets receivable	(15,885)	30,540	(46,425)
Realized loss on digital assets	33,466	—	33,466
Unrealized loss on digital assets fund investment	648	—	648
Gain on digital asset derivatives	(846)	—	(846)
Net operating (income) expenses	37,074	43,254	(6,180)
Loss from operations	(28,441)	(42,785)	14,344
Nonoperating income (expense)
Change in fair value of derivative liability	1,419	417,394	(415,975)
Loss on derivative liability	—	(545,733)	545,733
Gain on sale of business	3,065	—	3,065
Other (expense) income, net	(869)	(132)	(737)
Financing costs	(67)	(195,185)	195,118
Nonoperating income (expense), net	3,548	(323,656)	327,204
Loss before provision for income taxes	(24,893)	(366,441)	341,548
Provision for income taxes	—	—	—
Net loss	$(24,893)	$(366,441)	$341,548

Revenue

The increase in staking revenue in the first nine months of 2026 compared to the same period in the prior year was the result of our staked SOL earning staking yield and $0.7 million of revenue from our validator operations, which commenced in the third quarter of 2026. Our DAT strategy launched in September 2025 and, as a result, the prior-year period reflected only a partial period of staking revenue. The decrease in other revenue was due to the PoNS Asset Sale in April 2026.

Cost of Revenue
The cost of revenue for the first nine months of 2026 increased as compared to the same period in the prior year primarily due to a $0.6 million increase in validator and staking revenue related costs partially offset by reduction of PoNS product costs due to the PoNS Asset Sale in April 2026.

General and Administrative Expenses

General and administrative expenses increased by $7.0 million in the first nine months of 2026, compared to the same period in the prior year, primarily due to $6.8 million of severance expense associated with the sale of the PoNS Asset Sale and executive separation agreements, a $1.7 million increase in trading advisory and custodian fees supporting our DAT strategy, a $1.0 million increase in professional fees, primarily legal and accounting and audit fees and a $0.9 million increase in D&O insurance premiums. These increases were partially offset by a $1.4 million decrease in bonus expense, a $0.8 million decrease in stock-based compensation, a $0.8 million decrease in research and development expenses and a $0.5 million decrease in salaries and benefits due to the terminated PoNS employees.

Unrealized (Gain) Loss on Digital Assets and Digital Assets Receivable

The unrealized (gain) loss on digital assets and digital assets receivable represents the unrealized mark-to-market for our digital asset holdings to record digital assets at fair value. The unrealized gain of $15.9 million in the first nine months of 2026 was primarily due to the increase in value of SOL in the third quarter of 2026 and the reversal of prior unrealized loss that was realized on sales and derecognition of digital assets, partially offset by the decline in value of SOL in the first half of 2026, compared to an unrealized loss of $30.5 million in the same period of 2025. See Note 3.

Realized Loss on Digital Assets

The realized loss on digital assets represents the loss realized on sales of SOL with proceeds utilized to repurchase shares and fund operating expenses and the loss realized on SOL transfers to derivative margin collateral, which was not applicable in the same period of 2025.

Unrealized Loss on Digital Assets Fund Investment

The unrealized loss on digital assets fund investment represents the unrealized mark-to-market for our digital asset fund investment holdings to record digital asset investment fund at fair value due to the decline in value of SOL in the first half of 2026, partially offset by the increase in value of SOL in the third quarter of 2026, which was not applicable in the same period of 2025.

Gain on Digital Asset Derivatives

Gain on digital asset derivatives was $0.8 million in the first nine months of 2026, compared to none in the prior-year period, under our OTC SOL options strategy, which commenced in the second quarter of 2026. The gain reflects $1.9 million on written SOL put options, mostly in the third quarter as SOL prices rose, partially offset by a $1.0 million loss on SOL call option spreads that expired out-of-the-money in the second quarter and a $45 thousand loss on a purchased SOL put option.

Nonoperating Income (Expense)

Change in Fair Value of Derivative Liability

The change in fair value of derivative liabilities was a gain of $1.4 million in the first nine months of 2026, compared with a gain of $417.4 million for the same period in 2025. The prior-year period gain primarily related to the change in fair value of the stapled warrants issued in connection with the September 2025 PIPE transaction, which were reclassified to equity during the fourth quarter of the prior year. As a result, the April RDO Put Options issued in connection with the April Registered Direct Offering were the only derivative liabilities recorded in this caption for the nine months ended September 30, 2026.

Loss on Derivative Liability

There was no loss on derivative liability in the first nine months of 2026, compared to $545.7 million in the prior-year period. The prior-year loss represented the loss on issuance of the stapled warrants issued in connection with the September 2025 PIPE transaction.

Gain on Sale of Business

Gain on sale of business was $3.1 million in the first nine months of 2026, compared to none in the prior-year period, relating entirely to the PoNS Asset Sale in April 2026.

Other (Expense) Income, Net

Other (expense) income, net, was a net expense of $0.9 million in the first nine months of 2026, compared to a net expense of $0.1 million in the prior-year period. The current period includes a $1.0 million loss recognized at the JTL Closing, partially offset by a $0.5 million net gain from changes in the fair value of the investment and the SPA Combined Option. The remainder was primarily attributable to foreign exchange losses. The prior-year period expense was primarily interest expense related to the April 2025 note financing, partially offset by foreign exchange gains and dividend income on money market funds.

Financing Costs

Financing costs were $0.1 million in the first nine months of 2026, compared to $195.2 million in the prior-year period. The current-period amount represents the portion of issuance costs related to the April 2026 Registered Direct Offering allocated to the bifurcated put option derivative liability, which was expensed. The prior-year amount consisted of the $194.7 million of September 2025 PIPE transaction costs described above and $0.4 million of June 2025 offering costs allocated to the liability-classified common warrants. See Note 10.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents and working capital as of the end of the periods indicated in the table below (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,129	$7,282
Working capital	22,032	28,139
Historically, our primary source of liquidity has been proceeds from the issuance of equity securities, and the primary demand on our working capital has been operating losses. Following our strategic pivot to a DAT strategy in September 2025, our liquidity profile has fundamentally changed.

During the nine months ended September 30, 2026, we executed open market purchases of our Class A common stock under our stock repurchase program totaling 4,377,435 shares at an average cost of $1.98 per share for an aggregate cost of $8.7 million, inclusive of fees. As of September 30, 2026, approximately $91.3 million remained available under our $100 million stock repurchase program. See Note 10 to our unaudited condensed consolidated financial statements.

In connection with the April Registered Direct Offering, we issued the April RDO Put Options, which we have recorded as a derivative liability of $2.5 million as of September 30, 2026. The April RDO Put Options represent a contingent cash obligation if exercised and may affect our future liquidity.

On May 29, 2026, we entered into an amended and restated sales agreement ("2025 Sales Agreement") with Clear Street and Maxim Group LLC ("Maxim") as agents, pursuant to which we may offer and sell, from time to time through Clear Street and Maxim, shares of our Class A common stock in connection with our existing "at-the-market" offering program. On the same day, we filed a prospectus supplement with the SEC, covering the offering, issuance and sale of up to a maximum aggregate offering of $250.0 million of our Class A common stock (excluding any shares that were previously sold under the prior prospectus supplement) that may be issued and sold from time to time under the Sales Agreement. During the nine months ended September 30, 2026, no shares were sold under the 2025 Sales Agreement.

Our primary source of liquidity going forward is expected to be our digital asset holdings, which totaled approximately $288.2 million in fair value as of September 30, 2026, of which approximately $62.3 million consisted of digital assets, restricted, digital assets receivable and digital asset fund investment that are subject to contractual lock-up or pledged as collateral and are not readily available to meet our obligations. Our working capital includes $21.0 million of digital assets that we classify as current. We anticipate that our current liquidity and financial resources will remain adequate to manage our operating and financial requirements for at least the next twelve months. This assessment assumes that we will be able to liquidate digital assets in amounts and at times necessary to meet our obligations, which may not be possible during periods of market stress or reduced liquidity. Additionally, our liquidity assessment does not account for potential margin calls or collateral requirements that may arise from potential DeFi activities, lending arrangements, or borrowing against pledged SOL.

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

Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(19,792)	$(10,337)	$(9,455)
Net cash provided by (used in) investing activities	14,314	(301,645)	315,959
Net cash (used in) provided by financing activities	(675)	434,944	(435,619)
Effect of currency exchange rate changes on cash and cash equivalents	—	1	(1)
Net (decrease) increase in cash and cash equivalents	$(6,153)	$122,963	$(129,116)
Operating Activities
The higher level of cash used in operating activities in the nine months ended September 30, 2026 primarily resulted from a $7.0 million increase in general and administrative expenses as compared to the same period in the prior year including $6.8 million in severance costs related to the PoNS Asset Sale and executive separation agreements, and increased costs supporting our DAT strategy. The net loss of $24.9 million included significant non-cash items, primarily the $15.9 million unrealized gain on digital assets and digital assets receivable, the $33.5 million realized loss on the sale and derecognition of digital assets, the $9.3 million non-cash staking revenue partially offset by $0.6 million of staking cost of revenue, and the $3.1 million gain on sale of business, each of which was added back or deducted in reconciling net loss to net cash used in operating activities.

Investing Activities

Net cash provided by investing activities was $14.3 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $301.6 million for the same period in the prior year. The primary sources of cash were $16.5 million in proceeds from the sale of digital assets, $4.2 million in net proceeds from the PoNS Asset Sale in April 2026, and $2.6 million in proceeds from digital asset derivative contracts, partially offset by $5.5 million in digital asset purchases, $1.6 million in payments for digital asset derivative contracts and settlements, $1.0 million paid for our investment in JTL and $0.9 million of net cash posted as derivative margin collateral.

Financing Activities

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $434.9 million in the prior-year period. During the nine months ended September 30, 2026, we received $8.0 million from the April 2026 Registered Direct Offering, which was more than offset by $8.7 million used to repurchase shares of our Class A common stock under our stock repurchase program. During the nine months ended September 30, 2025, we received $424.3 million from the September 2025 PIPE transaction (including $34.3 million of USDC), $23.3 million from public offerings of our Class A common stock and warrants (the June 2025 offering and sales under our at-the-market offering programs), $3.4 million from the exercise of warrants, primarily under the January 2025 warrant inducement, and $0.9 million from the issuance of the April 2025 promissory notes, partially offset by $15.4 million of share issuance costs and the $1.6 million repayment of the promissory notes.

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
Our critical accounting estimates are described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" of our 2025 10-K. There have been no changes in critical accounting estimates in the current year from those described in our 2025 10-K except for those described below.
Accounting and Valuation of Equity and Derivative Instruments

We have issued and may continue to issue financial instruments that require us to account for such instruments in accordance with Accounting Standards Codification ("ASC") 480 Distinguishing Liabilities from Equity and/or ASC 815 Derivatives and Hedging. If determined to be classified as an asset or a liability, we will remeasure the fair value of the financial instruments at each balance sheet date. If the financial instruments are determined to be classified as equity, the fair value of the instruments will be measured as of the date of issuance and will not be subject to remeasurement at each balance sheet date.

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
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

ITEM 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the direction of our Chief Executive Officer and our Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report. Our risk factors disclosed in Part I, Item 1A of our 2025 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report, together with the below, for a more complete understanding of the risks and uncertainties material to our business. Except as set forth below, during the three months ended September 30, 2026, our risk factors have not changed materially from those risk factors previously disclosed in our 2025 10-K. In April 2026, we sold the assets related to our PoNS business, as discussed in more detail in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Following such sale, we no longer view the risks and uncertainties disclosed in our 2025 10-K related to the PoNS business as material to our business.

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

In addition to the revenue recognition considerations described above, we earn rewards on the Solana network by operating a validator and staking SOL. A validator is a node that participates in the Solana network's proof-of-stake consensus by voting on the state of the network and, when selected as a leader, producing blocks. Our rewards are derived from newly issued (inflationary) SOL, a share of network transaction and priority fees and, to the extent we operate the applicable software, maximal extractable value ("MEV") rewards. The amount of rewards we earn depends on the total amount of SOL staked to our validator (including both SOL we own and any SOL delegated to us by third parties), the commission rates we charge, our validator's performance and uptime, the overall level of network activity, and protocol-level parameters that are outside our control. Because a substantial portion of the costs of operating a validator—including SOL-denominated validator voting and network participation costs (including a per-epoch validator fee following the network's Alpenglow (as defined below) upgrade) and high-performance hardware, bandwidth and personnel costs—are fixed and are incurred regardless of the rewards we earn, a decline in rewards, in the price of SOL, or in the amount of SOL staked to our validator could cause our validator operations to become unprofitable.

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

Technological and software risks. We rely on validator client software developed and maintained by third parties (currently the Jito-Solana client, a distribution of the Agave validator client that incorporates MEV functionality, and we may in the future use or evaluate other clients such as Firedancer) and on our ability to configure, monitor, upgrade and operate that software correctly. Software bugs, defects, security vulnerabilities, incompatibilities, failed or delayed upgrades, or errors in our own operational practices could cause our validator to go offline, to vote incorrectly, to produce invalid or duplicate blocks, or to fall out of consensus, any of which could result in lost rewards and, if protocol-level penalties are adopted in the future (as described below), a potential loss of staked SOL. Concentration of the network on a limited number of software clients also creates the risk that a defect in a widely used client could cause a network-wide disruption that affects our validator.

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

Protocol changes and governance. The Solana network is subject to change through a community-driven, stake-weighted governance process. In July 2026, the Solana community ratified a governance framework (referred to as the Solana Constitution and adopted as SGP-0001) that formalizes how network-level decisions are made, including through Solana Improvement Documents, which address technical specifications, and Solana Governance Proposals ("SGPs"), which capture stake-weighted directional decisions. SGPs may be advanced to an on-chain vote by validators representing a specified percentage of active stake and ratified by a supermajority of the stake that participates. Under this framework, changes to the protocol—such as reductions in the network's inflation or "disinflation" schedule, changes to how transaction or priority fees are allocated or burned, the adoption of slashing or other validator penalties, changes to consensus or voting mechanics (including transitions to new consensus designs), or increases in the hardware, bandwidth, minimum-stake or other requirements to operate a validator—could be adopted and become binding on us, and could reduce the rate of staking rewards we earn, increase our costs, or make it more difficult or uneconomic for us to operate our validator. As a validator, we may cast governance votes, including with respect to SOL delegated to us (subject to the rights of delegators to override our vote), but our voting power reflects only the stake associated with our validator, and we have limited ability to influence, and no ability to control, whether or how the Solana protocol changes.

In October 2026, the Solana network activated a significant upgrade to its consensus and voting mechanism (known as "Alpenglow"), which replaced the network's prior consensus design, moved validator voting off-chain (such that validator votes are no longer recorded as on-chain transactions), is designed to reduce transaction finality times, and changed the structure of validator costs, including by introducing a recurring per-epoch fee that a validator must pay, and a minimum vote-account balance that a validator must maintain, in order to continue voting and producing blocks. We upgraded our validator to support this change and it is operating on the upgraded network; however, this upgrade and any future protocol changes may alter our operating costs, the rewards we earn, and the technical requirements of operating our validator in ways that are difficult to predict and outside our control.

Slashing and validator penalties. The Solana protocol does not currently impose automatic, protocol-enforced "slashing" penalties that confiscate a validator's or its delegators' staked SOL for downtime, delinquency, or other misbehavior; historically, the network has instead relied on informal, community-driven responses to serious validator misconduct. As a result, the principal consequences of validator downtime, delinquency or underperformance today are missed or reduced staking rewards, reduced commission revenue, reduced vote credits, and the potential loss of delegated stake, rather than the direct forfeiture of our SOL. However, proposals to introduce protocol-level slashing are under active consideration within the Solana community (including SIMD-0204, which would establish on-chain recording of slashable events, and SIMD-0212, which would introduce economic penalties) and would, if adopted through Solana's governance process, initially focus on offenses such as duplicate block production and could later extend to voting violations. If protocol-level slashing or similar penalties are adopted in the future, a portion of the SOL we stake, and any SOL delegated to us, could be forfeited as a result of validator downtime, software or operational errors, key compromise, or other events, some of which may be outside our control, which could result in direct financial loss to us and to our delegators and could harm our reputation and ability to attract or retain delegated stake.

Dependence on delegated stake; commission and fee pressure. A meaningful portion of the total stake supporting our validator's economics may consist of SOL delegated to us by third parties, including stake delegated through the SFDP. Our ability to attract and retain delegated stake depends on factors such as our validator's performance and uptime, the commission rates we charge, our reputation, the manner in which we exercise any governance voting rights associated with delegated stake, and our continued eligibility for delegation programs, which impose ongoing requirements (such as minimum performance levels, commission caps and decentralization criteria) that we may fail to satisfy and that may change over time. The Solana validator market is competitive, and validators compete in part on the basis of commission rates, which has created downward pressure on commissions. If we are unable to attract or retain sufficient delegated stake, if delegation programs reduce, condition or discontinue their support, or if competitive dynamics require us to reduce our commissions, our staking rewards and the profitability of our validator operations could decline, particularly given the fixed nature of our operating costs.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Except as described below, there were no unregistered sales of our common equity securities during the nine months ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.

Shares Issued as Consideration for Investment
On July 28, 2026, we issued 597,086 shares of our Class A common stock to the former holders of Jefferson Trust Limited ("JTL") as partial consideration under a share purchase agreement, dated March 17, 2026, pursuant to which Solana Company (Hong Kong) Limited acquired all of the issued share capital of JTL on July 15, 2026. The shares issued had an aggregate fair value of approximately $1.0 million as of July 15, 2026, the closing date of the transaction. We did not receive any cash proceeds from the issuance. No underwriters were involved in the issuance of shares to the former holders of JTL. The shares were issued in reliance on Regulation S, as the shares were issued to non-U.S. persons in an offshore transaction.

Stock Repurchases
During the three months ended September 30, 2026, we executed open market purchases of approximately 1,440,352 shares at an average cost of $1.96 per share for an aggregate cost of $2.8 million, inclusive of fees and commissions under our authorized stock repurchase program. As of September 30, 2026, approximately $91.3 million remained available for future purchases under our stock repurchase program.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(4)
July 1 – July 31, 2026	676,490	$1.73	676,490	$93.0
August 1 – August 31, 2026	241,645	2.04	241,645	92.5
September 1 – September 30, 2026	522,217	2.22	522,217	$91.3
Total	1,440,352	$1.96	1,440,352
(1)All the shares of Class A common stock purchased recorded in this column were purchased pursuant to our publicly announced stock repurchase program.
(2)Average price paid per share of Class A common stock includes brokerage commissions.

(3)In November 2025, our Board of Directors authorized a stock repurchase program permitting us to purchase up to $100.0 million of our Class A common stock. Repurchases may be made from time to time through open-market purchases, block trades, and/or privately negotiated transactions (including accelerated share repurchases), and may include Rule 10b5-1 trading plans. Any repurchase will be executed in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. We may determine the timing, amount and method of repurchases based on market conditions, share price, legal and regulatory requirements, and other considerations in our sole discretion. The program does not obligate us to repurchase any specific number of shares and may be modified, suspended or terminated at any time.
(4)The dollar amount shown represents, as of the end of each period, the approximate dollar value of shares of our Class A common stock that may yet be purchased under the $100.0 million authorization, exclusive of any brokerage commissions.
Item 3.   Defaults upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation
To advance the Company's SOL treasury operation, on November 11, 2026, Marvel Operations Corp. ("Marvel"), a Delaware corporation and wholly-owned subsidiary of the Company, entered into a Master Loan Agreement (the "Master Loan Agreement") with Maple Foundation, as security agent, Maple International Operations SPC acting on behalf of and for the account of Secured Loan Segregated Portfolio 1, as lender, and any other lender party that may become a party thereto from time to time (together with Maple International Operations SPC, the "Lenders"). The Master Loan Agreement creates a framework under which Marvel may borrow any digital or other assets from the Lenders from time to time. Each loan is to be documented in a separate loan confirmation agreed to by the parties setting forth the specific terms, including principal amount, fees, collateral requirements, and the date on which the loan is to commence and mature.

The interest rate on the borrowed amounts is to be determined for each loan and is calculated at the annualized rate specified in each confirmation. Each loan may have a fixed term or an open term, as specified in each loan confirmation. In general, either party can terminate a loan by providing notice within the time frame set forth in the Master Loan Agreement, subject to applicable prepayment premiums, if any. Upon termination, the same type and quantity of the borrowed digital or other assets shall be returned, and the related collateral released.

Borrowings under the Master Loan Agreement are secured by collateral in favor of the Lenders. Collateral assets will be agreed upon by the parties and held in a Company custodial account. The required collateral value is typically higher than the borrowed amount, subject to margin maintenance requirements and liquidation levels as set forth in the Master Loan Agreement. Failure to maintain sufficient collateral can result in an event of default and remedies available to the Lenders, including the right to immediately liquidate collateral.

The Master Loan Agreement contains representations, warranties and covenants customary for financings of this type, as well as customary events of default.

The foregoing description of the Master Loan Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Master Loan Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement".

Item 6.   Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Conversion filed with the Delaware Secretary of State on July 18, 2018 (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed August 9, 2018)
3.2	Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 30, 2018)
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 31, 2020)
3.4	Certificate of Amendment to Certificate of Incorporation, as corrected (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 16, 2023)
3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on April 30, 2025)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 27, 2025)
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 18, 2025)
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 29, 2025)
3.9	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on September 29, 2025)
4.1	Form of Warrant Agreement, by and among Solana Company and the Purchasers, dated September 30, 2026. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 30, 2026)
10.1	Form of Securities Purchase Agreement, by and among Solana Company and the Purchasers, dated September 30, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 30, 2026)
10.2	Placement Agency Agreement, by and among Solana Company and Clear Street LLC, dated September 30, 2026 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 30, 2026)
10.3#	Form of Master Loan Agreement, dated as of November 11, 2026, by and among Marvel Operations Corp., Maple Foundation and Maple International Operations SPC
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SOLANA COMPANY

Dated: November 12, 2026	By:	/s/ Choon Wee Chee
Choon Wee Chee Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Agustina Gani Tjandrasuwita
Agustina Gani Tjandrasuwita Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)